Form 10-Q
period 2021-03-31
Coupang, Inc.
filed 2021-05-13
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 001-40115

COUPANG, INC.
(Exact name of Registrant as specified in its charter)

Delaware	27-2810505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Tower 730, 570, Songpa-daero, Songpa-gu, Seoul
Republic of Korea 05510
+82 (2) 6150-5422
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.0001 per share	CPNG	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2021, there were 1,557,757,219 shares of the registrant’s Class A common stock and 174,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•the COVID-19 pandemic and its impact on our business, operations, and the markets and communities in which we, our customers, suppliers, and merchants operate;
•our expectations regarding our future operating and financial performance;
•the continued growth of the e-commerce market and the increased acceptance of online transactions by potential customers;
•the size of our addressable markets, market share, and market trends;
•our ability to compete in our industry;
•our ability to manage expansion into new markets and offerings;
•our ability to effectively manage the continued growth of our workforce and operations;
•the sufficiency of our cash and cash equivalents, and investments to meet our liquidity needs;
•our ability to retain existing suppliers and merchants and to add new suppliers and merchants;
•our suppliers’ and merchants’ ability to supply high-quality and compliant merchandise to our customers;
•our relationship with our employees and the status of our workers;
•our ability to maintain and improve our market position in Korea;
•our ability to operate and manage the expansion of our fulfillment and delivery infrastructure;
•the effects of seasonal trends on our results of operations;
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates;
•our ability to attract, retain, and motivate skilled personnel, including key members of our senior management;
•our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business both in Korea and internationally and our expectations regarding various laws and restrictions that relate to our business;
•the anticipated cost of food, energy, labor, and other costs associated with our business;
•the increased expenses associated with being a public company;
•our intended use of the net proceeds from our initial public offering; and
•the other factors set forth under “Risk Factors” in this Form 10-Q.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-Q.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (ir.aboutcoupang.com), our filings with the Securities and Exchange Commission, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

Part I. Financial Information
Item 1.  Financial Statements
COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares/units)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$4,332,799	$1,251,455
Restricted cash	196,097	144,949
Accounts receivable, net	81,423	71,257
Inventories	1,306,958	1,161,205
Other current assets	239,132	211,848
Total current assets	6,156,409	2,840,714

Long-term restricted cash	4,802	4,898
Property and equipment, net	1,070,528	1,017,947
Operating lease right-of-use assets	1,129,538	1,011,255
Goodwill	4,077	4,247
Long-term lease deposits and other	231,204	188,271
Total assets	$8,596,558	$5,067,332
Liabilities, redeemable convertible preferred units and stockholders'/members’ equity (deficit)
Current liabilities:
Accounts payable	$2,964,877	$2,907,918
Accrued expenses	134,857	115,606
Deferred revenue	64,269	65,259
Short-term borrowings	154,218	156,678
Current portion of long-term debt	171,261	67,576
Current portion of long-term operating lease obligations	216,656	207,196
Other current liabilities	211,028	212,477
Total current liabilities	3,917,166	3,732,710

Long-term debt	273,800	353,342
Long-term operating lease obligations	981,063	859,477
Convertible notes	—	589,851
Defined severance benefits and other	149,404	135,203
Total liabilities	5,321,433	5,670,583

Commitments and contingencies (Note 9)
Redeemable convertible preferred units, no par value; no units authorized, issued or outstanding, and no liquidation preference as of March 31, 2021; 1,448,632,049 units authorized, 1,372,898,443 units issued, 1,329,464,982 units outstanding, and aggregate liquidation preference of $3,584,028 as of December 31, 2020	—	3,465,611
Stockholders'/members’ equity (deficit)
Common units, no par value; no units authorized, issued or outstanding as of March 31, 2021; 264,166,544 units authorized, 114,566,705 units issued, and 105,822,205 units outstanding as of December 31, 2020	—	45,122
Class A common stock, $0.0001 par value, 10,000,000,000 shares authorized and 1,557,739,938 shares issued and outstanding as of March 31, 2021; Class B common stock, $0.0001 par value, 250,000,000 shares authorized and 174,802,990 shares issued and outstanding as of March 31, 2021; no shares of Class A and Class B common stock authorized, issued and outstanding as of December 31, 2020	173	—
Additional paid-in capital	7,693,115	25,036
Accumulated other comprehensive loss	(15,203)	(31,093)
Accumulated deficit	(4,402,960)	(4,107,927)
Total stockholders'/members’ equity (deficit)	3,275,125	(4,068,862)
Total liabilities, redeemable convertible preferred units and stockholders'/members’ equity (deficit)	$8,596,558	$5,067,332

The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net retail sales	$3,807,043	$2,236,462
Net other revenue	399,817	176,797
Total net revenues	4,206,860	2,413,259

Cost of sales	3,474,354	1,982,964
Operating, general and administrative	999,822	503,932
Total operating cost and expenses	4,474,176	2,486,896

Operating loss	(267,316)	(73,637)

Interest income	940	5,163
Interest expense	(24,823)	(26,515)
Other expense, net	(3,826)	(10,241)
Loss before income taxes	(295,025)	(105,230)

Income tax expense	8	123

Net loss	(295,033)	(105,353)
Less: premium on repurchase of redeemable convertible preferred units	—	(34,871)
Net loss attributable to Class A and Class B common stockholders	$(295,033)	$(140,224)

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted	$(0.68)	$(5.74)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	434,917	24,409

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	14,972	(2,288)
Actuarial gain on defined severance benefits, net of tax	918	38
Total other comprehensive income (loss)	15,890	(2,250)
Comprehensive loss	$(279,143)	$(107,603)

The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2021
	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders'/Members' Equity (Deficit)
	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2020	1,329,465	$3,465,611	105,822	$45,122	—	$—	$25,036	$(31,093)	$(4,107,927)	$(4,068,862)
Net loss	—	—	—	—	—	—	—	—	(295,033)	(295,033)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	14,972	—	14,972
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	918	—	918
Issuance of common units, equity-based compensation plan	—	—	22,901	38,968	—	—	—	—	—	38,968
Equity-based compensation	—	—	—	2,974	—	—	—	—	—	2,974
Impact of Corporate Conversion and IPO
Conversion of common units into Class A and Class B common stock	—	—	(128,723)	(87,064)	128,648	13	87,051	—	—	—
Conversion of redeemable convertible preferred units into Class A and Class B common stock	(1,329,465)	(3,465,611)	—	—	1,329,465	133	3,465,478	—	—	3,465,611
Issuance of Class A common stock, net of underwriting discounts and offering costs	—	—	—	—	100,000	10	3,416,809	—	—	3,416,819
Conversion of convertible notes into Class A common stock	—	—	—	—	171,750	17	609,982	—	—	609,999
Issuance of common stock, equity-based compensation plan subsequent to Corporate Conversion and IPO	—	—	—	—	2,680	—	4,767			4,767
Equity-based compensation subsequent to Corporate Conversion and IPO	—	—	—	—	—	—	83,992	—	—	83,992
Balance as of March 31, 2021	—	$—	—	$—	1,732,543	$173	$7,693,115	$(15,203)	$(4,402,960)	$3,275,125

	Three Months Ended March 31, 2020
	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders'/Members' Deficit
	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2019	1,348,313	$3,468,554	70,702	$—	—	$—	$25,036	$7,642	$(3,565,590)	$(3,532,912)
Net loss	—	—	—	—	—	—	—	—	(105,353)	(105,353)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(2,288)	—	(2,288)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	38	—	38
Issuance of common units, equity-based compensation plans	—	—	5,193	5,193	—	—	—	—	—	5,193
Repurchase of common units	—	—	(680)	(1,366)	—	—	—	—	—	(1,366)
Repurchase of preferred units	(7,242)	(1,937)	—	(10,305)	—	—	—	—	(24,566)	(34,871)
Equity-based compensation	—	—	—	6,478	—	—	—	—	—	6,478
Balance as of March 31, 2020	1,341,071	$3,466,617	75,215	$—	—	$—	$25,036	$5,392	$(3,695,509)	$(3,665,081)

The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(295,033)	$(105,353)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	47,384	25,412
Provision for severance benefits	32,272	14,782
Equity-based compensation	86,966	6,380
Paid-in-kind interest and accretion of discount on convertible notes	20,148	20,686
Revaluation of derivative instrument	—	17,890
Non-cash operating lease expense	57,318	27,379
Non-cash others	15,153	9,545
Change in operating assets and liabilities:
Accounts receivable, net	(14,076)	(14,181)
Inventories	(209,443)	(9,075)
Other assets	(72,439)	(58,738)
Accounts payable	166,536	353,278
Accrued expenses	22,737	(18,328)
Deferred revenue	1,603	31,246
Other liabilities	(42,475)	13,797
Net cash (used in) provided by operating activities	(183,349)	314,720

Investing activities:
Purchases of property and equipment	(146,831)	(68,105)
Proceeds from sale of property and equipment	30	45
Other investing activities	(3,681)	3,854
Net cash used in investing activities	(150,482)	(64,206)

Financing activities:
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts	3,431,277	—
Deferred offering costs paid	(11,618)	—
Repurchase of common units and preferred units	—	(38,174)
Proceeds from issuance of common stock/units, equity-based compensation plan	43,735	5,193
Proceeds from short-term borrowings and long-term debt	56,464	152,330
Repayment of short-term borrowings and long-term debt	(13,687)	(4,637)
Other financing activities	(487)	(433)
Net cash provided by financing activities	3,505,684	114,279
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(39,457)	(55,752)
Net increase in cash and cash equivalents, and restricted cash	3,132,396	309,041
Cash and cash equivalents, and restricted cash, as of beginning of period	1,401,302	1,371,535
Cash and cash equivalents, and restricted cash, as of end of period	$4,533,698	$1,680,576
Supplemental disclosure of cash-flow information:
Cash paid for income taxes	$401	$503
Cash paid for interest	$6,973	$5,409
Non-cash investing and financing activities:
Increase (decrease) of property and equipment related to accounts payable and accrued expenses	$1,230	$(6,381)
Conversion of common units into Class A and Class B common stock	$87,064	$—
Conversion of redeemable convertible preferred units into Class A and Class B common stock	$3,465,611	$—
Conversion of convertible notes into Class A common stock	$609,999	$—
The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Coupang, Inc. (“Coupang”), together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), is a Delaware corporation, which owns and operates an e-commerce business that currently serves the Korean retail market. Through the Company’s mobile applications and Internet websites, the Company offers products and services that span a wide range of categories, including home goods and décor, apparel and beauty products, fresh food and grocery, sporting goods, electronics, restaurant order and delivery, travel and everyday consumables, which are offered through a fully integrated fulfillment and logistics infrastructure. The Company’s main operations, including procurement, marketing, technology, administrative functions, and fulfillment and logistics infrastructure, are predominantly located in South Korea, with some support services performed in China, Singapore, and the United States.
Initial Public Offering
On March 15, 2021, the Company completed its initial public offering (“IPO”) in which it issued and sold 100,000,000 shares of its Class A common stock at a price of $35.00 per share. The Company received net proceeds of approximately $3.4 billion from the IPO after deducting underwriting discounts of $69 million and other offering costs.
Immediately prior to effectiveness of the Company’s IPO registration statement on Form S-1, Coupang, LLC, a Delaware limited liability company, converted into a Delaware corporation pursuant to a statutory conversion, which changed the Company’s name to Coupang, Inc. (“Corporate Conversion”).
As a result of the Corporate Conversion and IPO, the Company’s redeemable convertible preferred units (“preferred units”) and common units (which included common units designated as profits interests (“PIUs”)), in each case, automatically converted into an equal number of shares of Class A or Class B common stock, except with respect to a conversion adjustment to certain PIUs, which reduced the outstanding common units designated as PIUs that were converted into shares of Class A common stock. Also, the Company’s convertible notes were automatically converted into shares of Class A common stock. For additional information related to the Company’s Corporate Conversion and IPO, see Note 10 — "Redeemable Convertible Preferred Units and Stockholders'/Members' Equity (Deficit)" and Note 8 — "Convertible Notes and Derivative Instrument."
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and comprehensive loss, redeemable convertible preferred units and stockholders’/members’ equity (deficit), and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the final prospectus dated March 10, 2021, as filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (File No. 333-253030) (“Final Prospectus”).

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, which include, but are not limited to, equity-based compensation, inventory valuation, income taxes, defined severance benefits, and revenue recognition. Actual results could differ materially from those estimates. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Given the global economic climate and additional or unforeseen effects from the COVID-19 pandemic, these estimates become more challenging, and actual results could differ materially from these estimates.
Segment Information
The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
Equity-based Compensation
The Company accounts for equity-based employee compensation arrangements in accordance with U.S. GAAP, which requires compensation expense for the grant-date fair value of equity-based awards to be recognized over the requisite service period. The Company determines the fair value of equity-based awards granted or modified on the grant date or modification date using appropriate valuation techniques. Forfeitures are estimated using historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.
Prior to the IPO, the grant-date fair value of equity-based awards was primarily determined using the estimated fair value of the Company's previously issued common units. Common unit fair value estimates were developed by considering numerous objective and subjective factors that required judgment. Subsequent to the IPO, the Company determines the fair value of its Class A common stock using the market closing price on the grant date.
During the first quarter of 2021, the Company changed its policy for recognizing equity-based compensation expense from the graded vesting attribution method of accounting to the straight-line attribution method of accounting for its equity-based compensation arrangements with service only vesting conditions. For additional information, see Note 2 — "Change in Accounting Principle."
Restricted Stock Units
The Company had previously granted restricted equity units under its 2011 Equity Incentive Plan (“2011 Plan”), which vest upon the satisfaction of both a service-based condition and a performance-based condition. In connection with the Company’s Corporate Conversion, the outstanding awards were converted into restricted stock units (“RSUs”). Following the IPO and Corporate Conversion, the Company has granted RSUs that vest upon the satisfaction of a service-based condition as defined in the Company’s 2021 Equity Incentive Plan (“2021 Plan”). The grant-date fair value of each RSU, net of estimated forfeitures, is recognized as expense over the requisite service period.
Stock Options
The Company had previously granted unit options under the 2011 Plan, which vest over a service period of generally four years. In connection with the Company’s Corporate Conversion, the outstanding awards were converted into stock options. The grant-date fair value of each stock option award, net of estimated forfeitures, is recognized as expense over the requisite service period. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.

Profits Interests
Prior to the IPO, the Company granted common units designated as PIUs that vested upon the satisfaction of a service-based condition and with respect to certain awards, vesting accelerates upon the occurrence of an IPO. The grant-date fair value of the PIUs, net of estimated forfeitures, were recognized as expense over the requisite service period.
Concentration of Credit Risk
Cash and cash equivalents, restricted cash and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents, and restricted cash are placed with several financial institutions that management believes are of high credit quality, of which 90% are held at five financial institutions as of March 31, 2021. The Company’s gross accounts receivable include amounts concentrated with four payment processing companies representing 72% of gross accounts receivable at March 31, 2021.
Recent Accounting Pronouncements Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions for performing intraperiod allocation, recognize deferred taxes for investments, and calculating income taxes in interim periods. The standard reduces complexity in certain areas, including franchise taxes that are partially based on income and accounting for tax law changes in interim periods. The ASU is effective for public companies for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted this ASU effective January 1, 2021. The adoption of the ASU did not have a material impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements Yet To Be Adopted
In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40).” The standard reduces the number of models used to account for convertible instruments, amends diluted earnings per share (“EPS”) calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under the amendment, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. The ASU is effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. The Company is currently evaluating this guidance to determine the impact to our condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of this guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating future impacts that may result from the potential adoption of ASU 2020-04.
2.     Change in Accounting Principle
In the first quarter of 2021, the Company changed its policy for recognizing equity-based compensation expense from the graded vesting attribution method of accounting to the straight-line attribution method of accounting for its equity-based compensation arrangements with service only vesting conditions.
The Company believes the straight-line attribution method of accounting for equity-based compensation expense for awards with service only vesting conditions is preferable because it more appropriately reflects how awards are earned over an employee’s service period and is the predominant method used in its industry.

Comparative financial statements for prior periods have been adjusted to apply the straight-line attribution method retrospectively. The following table presents the comparative effect of the change in accounting method and its impact on the Company’s condensed consolidated statements of operations (in thousands, except for per share amounts):

	Three Months Ended March 31, 2020
	As Reported	As Adjusted
Total net revenues	$2,413,259	$2,413,259
Cost of sales	1,982,991	1,982,964
Operating, general and administrative	505,815	503,932
Total operating cost and expenses	2,488,806	2,486,896
Operating loss	(75,547)	(73,637)
Loss before income taxes	(107,140)	(105,230)
Income tax expense	123	123
Net loss	(107,263)	(105,353)
Net loss attributable to Class A and Class B common stockholders	$(142,134)	$(140,224)

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted(1)	$(5.82)	$(5.74)
Weighted-average number of Class A and Class B common shares outstanding used in computing per share amounts, basic and diluted(1)	24,409	24,409

Comprehensive loss	$(109,513)	$(107,603)
_____________
(1)As reported net loss per share reflects the retrospective adjustments from the Corporate Conversion described in Note 14 — "Net Loss per Share."
The following table presents the comparative effect of the change in accounting method and its impact on the Company’s condensed consolidated balance sheets (in thousands):

	As of December 31, 2020
	As Reported	As Adjusted
Stockholders'/members’ equity (deficit)
Common units	$54,950	$45,122
Additional paid-in capital	25,036	25,036
Accumulated other comprehensive loss	(31,093)	(31,093)
Accumulated deficit	(4,117,755)	(4,107,927)
Total stockholders'/members’ equity (deficit)	$(4,068,862)	$(4,068,862)
There was no net impact to the amounts reported for net cash used in/provided by operating, investing or financing activities in the condensed consolidated statements of cash flows for prior periods as a result of the change in accounting method. However, for the three months ended March 31, 2020, net loss and equity-based compensation expense in cash flows from operating activities each decreased $2 million to reflect the change in accounting method. The cumulative effect of the change in accounting method had no net impact on stockholders’/members’ equity (deficit) as of January 1, 2020, the beginning of the earliest year presented in the condensed consolidated financial statements.

3.    Net Revenues
Details of total net revenues for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Net retail sales	$3,807,043	$2,236,462
Third-party merchant services	350,934	151,512
Other revenue	48,883	25,285
Total net revenues	$4,206,860	$2,413,259
This level of revenue disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Net retail sales are recognized from online product sales to consumers. Third-party merchant services represent commissions, advertising, and delivery fees earned from merchants that sell their products through the Company’s online business. Other revenue includes revenue earned from our various other offerings.
Contract liabilities consist of deferred revenue and liabilities from customer loyalty credits, which are included in accrued expenses on the condensed consolidated balance sheets. The Company recognized revenue of $60 million and $27 million for the three months ended March 31, 2021 and 2020, respectively, which were included in deferred revenue on the consolidated balance sheets as of December 31, 2020 and 2019, respectively. Revenue recognized from customer loyalty program liabilities as of December 31, 2020 and 2019 were not material for the three months ended March 31, 2021 and 2020.
4.    Property and Equipment, net
The following summarizes the Company’s property and equipment, net as of March 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
Land	$136,686	$142,403
Buildings	174,243	181,529
Equipment and furniture	498,473	473,775
Leasehold improvements	199,694	172,864
Vehicles	159,740	165,073
Software	34,059	48,136
Construction in progress	210,379	169,789
Property and equipment, gross	1,413,274	1,353,569
Less: Accumulated depreciation and amortization	(342,746)	(335,622)
Property and equipment, net	$1,070,528	$1,017,947
Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 were $47 million and $25 million, respectively.
Property and equipment under construction, which primarily consists of construction of fulfillment centers, is recorded as construction in progress until it is ready for its intended use; thereafter, it is transferred to the related class of property and equipment and depreciated over its estimated useful life.
5.    Leases
The Company is obligated under operating leases primarily for vehicles, equipment, warehouses, and facilities that expire over the next eleven years. These leases generally contain renewal options. Because the Company is not reasonably certain to exercise these renewal options, or the renewal options are not solely within the Company’s discretion, the options are not considered in determining the lease term, and the associated potential option payments are excluded from expected minimum lease payments. The Company’s leases generally do not include termination options for either party or restrictive financial or other covenants.
The Company’s finance leases as of March 31, 2021 and December 31, 2020 were not material and are included in property and equipment, net, on the Company's condensed consolidated balance sheets.

The components of operating lease cost for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Operating lease cost	$75,397	$33,519
Variable lease cost	625	34
Short-term lease cost	8,357	5,110
Total operating lease cost	$84,379	$38,663
Supplemental disclosure of cash flow information related to leases for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	2021	2020
Cash paid for the amount used to measure the operating lease liabilities	$58,116	$30,524
Operating lease assets obtained in exchange for lease obligations	$214,745	$112,539
Reductions to operating lease ROU assets resulting from remeasurements of lease obligations	$6,938	$4,907
The assumptions used to value leases for the periods presented were as follows:

	March 31, 2021	December 31, 2020
Operating leases weighted-average remaining lease term	6.5 years	6.2 years
Operating leases weighted-average discount rate	6.03%	5.88%
Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments, and new leases.
As of March 31, 2021, the Company had entered into operating leases that have not commenced with future minimum lease payments of $429 million, that have not been recognized on the Company's condensed consolidated balance sheets. These leases have non-cancellable lease terms of 2 to 10 years.
6.    Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP established a hierarchy framework to classify the fair value based on the observability of significant inputs to the measurement. The levels of the fair value hierarchy are as follows:
Level 1: Observable inputs such as quoted prices in an active market for identical assets or liabilities.
Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active or inputs other than the quoted prices that are observable either directly or indirectly for the full term of the assets or liabilities.
Level 3: Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents
Money market trust	$236,021	$—	$—	$236,021
Money market funds	35,293	—	—	35,293
Restricted cash
Time deposit	134,274	—	—	134,274
Money market trust	61,823	—	—	61,823
Other current assets
Time deposit	17,644	—	—	17,644
Long-term restricted cash
Time deposit	2,301	—	—	2,301
Money market account	2,501	—	—	2,501
Total financial assets	$489,857	$—	$—	$489,857

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents
Money market trust	$629,393	$—	$—	$629,393
Money market funds	35,641	—	—	35,641
Restricted cash
Time deposit	144,949	—	—	144,949
Other current assets
Time deposit	18,382	—	—	18,382
Long-term restricted cash
Time deposit	4,898	—	—	4,898
Total financial assets	$833,263	$—	$—	$833,263

Financial liabilities:
Derivative instrument	$—	$—	$—	$—
Total financial liabilities	$—	$—	$—	$—
The following table summarizes information about the significant unobservable inputs used in the fair value measurement of the Company’s derivative instrument (in thousands):

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Input Amount
Derivative instrument	$—	Valuation of convertible notes with and without the derivative instrument. Incorporates a discounted cash flow model and option pricing model.	Discount rate	14%
			Equity value: Long-term revenue growth rate	3.5%
			Equity value: Revenue market multiple	1.3x - 1.5x

7.    Short-Term Borrowings and Long-Term Debt
Details of carrying amounts of short-term borrowings as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

Maturity Date	Interest rate (%)	Borrowing Limit	2021	2020
January 07, 2022	CD interest rate (91 days) + 3.25	$132,334	$132,334	$137,868
December 06, 2021 – December 14, 2021	4.00	35,288	22,143	19,117
Total principal short-term borrowings		$167,622	$154,477	$156,985
Less: unamortized discounts			(259)	(307)
Total short-term borrowings			$154,218	$156,678
The Company’s short-term borrowings generally include lines of credit with financial institutions to be drawn upon for general operating purposes.
In December 2019, the Company entered into a one-year revolving facility agreement, secured by the Company’s inventories. As of March 31, 2021, the $132 million revolving facility was secured by $1.1 billion of the Company’s inventories. Prior to the expiration of the original term of the revolving facility in January 2021, the Company exercised an option that allowed it to extend the maturity of the borrowing facility for an additional 364 days from the expiration date. The revolving facility bears interest at the average of final quotation yield rates for 91-day KRW-denominated bank certificate of deposit (“CD interest rate”) plus 3.25%, and has a commitment fee of 0.75% on the undrawn portion. Under the facility agreement, Coupang Corp., one of the Company’s wholly-owned subsidiaries, is restricted from loaning money to its parent, Coupang, Inc.
Details of carrying amounts of long-term debt as of March 31, 2021 and December 31, 2020 were as follows (in thousands):

Maturity Date	Interest rate (%)			Borrowing Limit	2021	2020
February 27, 2024(1)	(5)			$1,000,000	$—	$—
July 21, 2021 – February 19, 2023(2)	3.20	–	5.10	77,911	42,778	50,713
November 28, 2021(3)	5.20			37,936	13,402	19,199
December 23, 2021 – April 4, 2022(4)	3.50	–	8.50	477,282	391,882	354,963
Total principal long-term debt				$1,593,129	$448,062	$424,875
Less: current portion of long-term debt					(171,261)	(67,576)
Less: unamortized discounts					(3,001)	(3,957)
Total long-term debt					$273,800	$353,342
_____________
(1)Relates to the Company’s new revolving credit facility as described below.
(2)The Company entered into various loan agreements with fixed interest rates for general operating purposes.
(3)In November 2019, the Company entered into a fixed-rate term loan facility agreement, secured by certain of the Company’s accounts receivable. At March 31, 2021, the Company had $3 million deposited in the trust account for repayment guarantee purposes, which is classified as short-term restricted cash on the condensed consolidated balance sheets. Principal and interest are to be paid on a monthly basis.
(4)In March 2017, the Company entered into a term loan facility agreement. As of March 31, 2021, the Company had pledged $344 million of its land, building, inventories, and short-term financial instruments as collateral against any borrowed amounts. Interest accrues at fixed rates on outstanding borrowings under separate tranches within the term loan facility. Additionally, as of March 31, 2021, the Company had deposited $7 million into time deposits, which is classified as short-term restricted cash. Principal is to be paid at maturity and interest is to be paid on a quarterly basis.
(5)Borrowings under the new revolving credit facility bear interest, at the Company’s option, at a rate per annum equal to (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted LIBOR for a one-month interest period plus 1.00% or (ii) an adjusted LIBOR plus a margin equal to 1.00%.

During February 2021, the Company entered into a new three-year senior unsecured credit facility (the “new revolving credit facility”) providing for revolving loans in an aggregate principal amount of up to $475 million (which automatically increased to an aggregate principal amount of $950 million based on the Company receiving at least $2.0 billion in net proceeds from its IPO). The new revolving credit facility provides the Company the right to request incremental commitments up to $1.25 billion, subject to customary conditions. During March 2021, the aggregate principal amount of the Company’s new revolving credit facility increased to an aggregate principal amount of $1.0 billion as a result of its IPO. As of March 31, 2021, there was no balance outstanding on the new revolving credit facility.
The new revolving credit facility contains customary affirmative and negative covenants, including certain financial covenants. The new revolving credit facility is guaranteed on a senior unsecured basis by all material restricted subsidiaries of the Company, subject to customary exceptions. Borrowings under the new revolving credit facility are not permitted to the extent any amounts are drawn under our existing revolving credit facility.
The Company was in compliance with the covenants for each of its borrowings and debt agreements as of March 31, 2021.
The Company’s long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on the Company’s current interest rate for similar types of borrowing arrangements. The carrying amount of the long-term debt approximates its fair value as of March 31, 2021 and December 31, 2020 due primarily to the interest rates approximating market interest rates.
Future principal payments for long-term debt as of March 31, 2021 were as follows (in thousands):

Long-term debt
Remainder of 2021	$52,650
2022	395,199
2023	213
2024	—
2025	—
Thereafter	—
Total	$448,062
8.    Convertible Notes and Derivative Instrument
From February 23, 2018 to May 16, 2018, the Company issued convertible notes in an aggregate principal amount of $502 million (total proceeds of $507 million, which included a total net funding premium at issuance), the majority of which were purchased by existing unitholders of the Company’s preferred units, with a maturity equal to the earlier of (a) the fourth anniversary from the first issuance date, (b) the consummation of a liquidity event, or (c) upon an event of default, as defined in the LLC Agreement. In connection with the Company’s IPO in March 2021, the principal balance and the accrued interest on the convertible notes were automatically converted into 171,750,446 shares of the Company’s Class A common stock.
The convertible notes had an annual effective interest rate of 16.99%. The Company recorded interest expense for the three months ended March 31, 2021 and 2020 of $20 million and $21 million, respectively, consisting of $15 million and $12 million of contractual interest expense and $5 million and $9 million of debt discount amortization, respectively.
The convertible notes contained embedded derivatives that allowed or required the holders of the convertible notes to convert them into a variable number of the Company’s equity securities for a value equal to a significant premium over the then principal and accrued interest balance. These embedded derivatives were bifurcated and accounted for separately as a single, compound derivative instrument. The convertible notes did not convert to common shares based on this embedded feature, rather they converted based on a price calculated by dividing $6.3 billion with the number of common equity securities, on an as-converted and as-exercised basis, outstanding on the closing of the IPO. Following the convertible notes conversion to shares of Class A common stock, the embedded derivatives no longer exist. There was no change in fair value of the derivative instrument during the three months ended March 31, 2021. The change in fair value of the derivative instrument resulted in a loss of $18 million for the three months ended March 31, 2020, which was recognized in the condensed consolidated statements of operations and comprehensive loss within “Other expense, net.”

9.    Commitments and Contingencies
Commitments
The following summarizes the Company’s minimum contractual commitments as of March 31, 2021 (in thousands):

	Long-term debt (including interest)	Operating leases	Total
Remainder of 2021	$68,405	$210,459	$278,864
2022	403,710	259,835	663,545
2023	215	226,542	226,757
2024	—	195,759	195,759
2025	—	147,664	147,664
Thereafter	—	435,751	435,751
Total undiscounted payments	$472,330	$1,476,010	$1,948,340
Less: lease imputed interest		(278,291)
Total lease commitments		$1,197,719
There were no material changes outside of the ordinary course of business to our unconditional purchase obligations during the three months ended March 31, 2021 from the commitments and contractual obligations disclosed in Note 10 — "Commitments and Contingencies" to the Company’s consolidated financial statements included in our Final Prospectus.
Legal Matters
From time to time, the Company may become party to litigation incidents in the ordinary course of business. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company's reserves may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
10.    Redeemable Convertible Preferred Units and Stockholders'/Members' Equity (Deficit)
Prior to the Corporate Conversion, the Company’s Limited Liability Company Agreement (“LLC Agreement”), as amended and restated on April 11, 2019, authorized the issuance of 1,448,632,049 preferred units, which were convertible into the same number of common voting units issued upon conversion of the preferred units, as well as the issuance of 264,166,544 common units.
Pursuant to the Corporate Conversion and IPO:
•1,196,605,432 preferred units and 85,579,584 common units (which include 22,443,220 PIUs), in each case, automatically converted into an equal number of shares of Class A common stock, except with respect to a conversion adjustment which reduced the outstanding common units designated as PIUs by 75,862 common units, and excluding any such preferred units and common units (including any PIUs) held by Mr. Bom Suk Kim; and
•132,859,550 preferred units held by Mr. Kim and 43,143,440 common units (all of which were designated as PIUs) held by Mr. Kim, in each case, converted into an equal number of shares of Class B common stock.
On March 15, 2021, the Company completed its IPO, in which it issued and sold 100,000,000 shares of its Class A common stock at a price of $35.00 per share. The Company received net proceeds of approximately $3.4 billion from its IPO after deducting underwriting discounts of $69 million and other offering costs. Also, the owner of our Class B common stock converted 1,200,000 shares of Class B common stock into Class A common stock, which were sold in the IPO.

Our certificate of incorporation provides for two classes of common stock, and authorizes shares of undesignated preferred stock, the rights, preferences, and privileges of which may be designated from time to time by our board of directors. Our authorized capital stock consists of 10,000,000,000 shares of Class A common stock, par value $0.0001 per share; 250,000,000 shares of Class B common stock, par value $0.0001 per share; and 2,000,000,000 shares of undesignated preferred stock, par value $0.0001 per share. No preferred stock was issued and outstanding as of March 31, 2021 and December 31, 2020.
The shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Each share of Class A common stock is entitled to one vote. Each share of Class B common stock is entitled to twenty-nine votes. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon any transfer, whether or not for value, except certain transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on the Company’s defined severance benefits. As of March 31, 2021 and December 31, 2020, the ending balance in accumulated other comprehensive loss related to foreign currency translation adjustments was $11 million and $(4) million, respectively, and the amount related to actuarial gains (losses) on defined severance benefits was $(26) million and $(27) million, respectively.
11.    Equity-based Compensation Plans
Our board of directors adopted the 2021 Plan in February 2021, which was approved by our stockholders in February 2021. The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other equity-based awards (or the cash equivalent thereof). Initially, the maximum number of shares of the Company’s Class A common stock that may be issued under the 2021 Plan is 215,103,732 shares. In addition, the number of shares of the Company’s Class A common stock reserved for issuance under the 2021 Plan may be increased on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors.
Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, do not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares become available for future grant under the 2021 Plan if they were issued under stock awards under the 2021 Plan and the Company repurchases them or they are forfeited.
RSUs
The Company had previously granted restricted equity units under the 2011 Plan, which vest upon the satisfaction of both a service-based condition and a performance-based condition. In connection with the Company’s Corporate Conversion and IPO, the outstanding awards were converted into RSUs.
For the RSUs with the performance condition satisfied upon the completion of the Company’s IPO, the Company recorded $41 million in equity-based compensation expense, consisting primarily of a cumulative catch-up adjustment related to such awards based on the full or partial fulfillment of requisite service periods. Unrecognized equity-based compensation expense related to these awards will be recorded over the remaining requisite service period.
During the three months ended March 31, 2021, the Company granted 5.3 million RSUs. The weighted-average grant-date fair value of these RSUs was $22.89, which are expected to vest over 2 to 4 years from the vesting start date.
As of March 31, 2021, the Company had $173 million of unamortized compensation costs related to all unvested RSU awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.0 years, net of estimated forfeitures.
Stock Options
The Company had previously granted unit options under the 2011 Plan, which vest upon the satisfaction of a service-based condition. In connection with the Company’s Corporate Conversion and IPO, the outstanding awards were converted into stock options.

The Company’s stock options are granted with exercise prices equal to the estimated fair value of the common shares at the date of grant. The stock options expire ten years from the grant date. During the three months ended March 31, 2021, the Company granted 6.6 million options. The weighted-average grant-date fair value of these options was $8.83. Outstanding vested stock options were 9.6 million and 31.2 million as of March 31, 2021 and December 31, 2020, respectively.
The total unrecognized compensation expense related to unvested stock options was $80 million, which will be recognized over the weighted-average remaining service period of approximately 2.7 years, net of estimated forfeitures.
PIUs
Prior to the IPO, the Company granted common units designated as PIUs that vested upon the satisfaction of a service-based condition and with respect to certain awards, vesting accelerates upon the occurrence of an IPO. Holders of vested PIUs had similar rights to those of common unit holders. The PIUs (with the exception of those granted to the Company’s Chief Executive Officer, which convert into an equal number of shares of Class B common stock) convert to shares of Class A common stock at a ratio based on the excess of the per common unit value of the Company at the time of a Corporate Conversion over the per common unit value designated at the grant date of the PIUs (the participation threshold), as specified in the underlying award agreements. All outstanding PIUs automatically converted into 22,367,358 shares of Class A common stock and 43,143,440 shares of Class B common stock at the time of the Corporate Conversion. Furthermore, the accelerated vesting condition of all unvested PIUs were satisfied upon the completion of the Company's IPO and thus, the Company recorded $25 million in equity-based compensation related to the accelerated vesting of PIUs for the three months ended March 31, 2021.
Equity-based Compensation Expense
Stock options and RSUs are measured at the estimated fair value on the measurement date, which is typically the grant date. In the first quarter of 2021, the Company changed its policy for recognizing equity-based compensation expense from the graded vesting attribution method of accounting to the straight-line attribution method of accounting for its equity-based compensation arrangements with service only vesting conditions. For additional information, see Note 2 — "Change in Accounting Principle,"
The following table presents the effects of equity-based compensation, as retrospectively adjusted for the change in accounting principle described above, in the condensed consolidated statements of operations and comprehensive loss for three months ended March 31, 2021 and 2020 (in thousands):

	2021	2020
Cost of sales	$1,609	$182
Operating, general and administrative	85,357	6,198
Total	$86,966	$6,380
12.    Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance. The Company’s resulting effective tax rate differs from the applicable statutory rate primarily due to the valuation allowance against its deferred tax assets.
The Company is subject to income taxation through certain of its subsidiaries in the United States, China, South Korea and Singapore.
Our income tax expense for the three months ended March 31, 2021 and 2020 was $0.0 million and $0.1 million, respectively, primarily attributable to state minimum tax and franchise tax.
Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The impacts of uncertain tax positions are recognized only after determining a more-likely-than-not probability that the uncertain tax positions will not withstand challenge, if any, from the relevant taxing authorities. The Company did not have any material uncertain tax positions as of March 31, 2021 and 2020.

13.    Defined Severance Benefits
Defined severance benefits are for employees of the Company’s Korean subsidiaries. The Korean subsidiaries offer defined benefits to provide severance payments to all employees that leave the Company based on employment length and pay rate.
The following table provides the components of net periodic benefit costs and the portion of these costs charged to expense for the three months ended March 31, 2021 and 2020 (in thousands):

	2021	2020
Current service costs	$30,555	$14,421
Interest expense	594	324
Amortization of:
Prior service credit	23	—
Net actuarial loss	1,100	37
Net periodic benefit costs charged to expense	$32,272	$14,782
s
14.    Net Loss per Share
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. As the liquidation and dividend rights are identical, the undistributed earnings or loss are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted net loss per share attributable to common stockholders are therefore the same for Class A and Class B common stock on both an individual and a combined basis. Basic net loss per share is computed using the weighted-average number of shares of Class A and Class B common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of Class A and Class B common stock and potentially dilutive Class A and Class B potential common shares outstanding during the period. The Company's basic and diluted net loss per share are the same because the Company has generated net loss to common stockholders. During the three months ended March 31, 2020, the Company repurchased certain preferred units at a premium over the carrying values, which increased net loss attributable to common stockholders.
As discussed in Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies," immediately prior to the IPO, the Company completed the Corporate Conversion. The Corporate Conversion resulted in a change of equity interests from common units to shares of common stock, but no change in relative shareholder rights, rank, or value before and after this reorganization transaction. As such, the Corporate Conversion of common units was considered equivalent to a stock split and requires retrospective treatment for net loss per share purposes. All share and per share information has been retroactively adjusted to reflect the Corporate Conversion for all periods presented. PIUs outstanding prior to the Corporate Conversion were considered compensatory arrangements that were settled with shares of Class A or Class B common stock at the time of the Corporate Conversion and have been included as outstanding shares subsequent to that date. Similarly, any preferred units that were converted in accordance with their terms into shares of Class A or Class B common stock at the time of the Corporate Conversion have also been included as outstanding shares subsequent to that date.
The following table presents the calculation of basic and diluted net loss per share for the three months ended March 31, 2021 and 2020 as follows (in thousands, except per share amounts):

	2021	2020
Numerator:
Net loss	$(295,033)	$(105,353)
Less: premium on repurchase of redeemable convertible preferred units	—	(34,871)
Net loss attributable to Class A and Class B common stockholders	$(295,033)	$(140,224)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	434,917	24,409

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted	$(0.68)	$(5.74)

The following have been excluded from the computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders as their effect would have been anti-dilutive for the three months ended March 31, 2021 and 2020 (in thousands of equivalent common shares):

	2021	2020
Convertible debt	—	160,006
Redeemable convertible preferred units	—	1,347,116
Equity compensation awards	60,187	60,451

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as our consolidated financial statements and related notes included in our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”), (File No. 333-253030) on March 11, 2021 (“Final Prospectus”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. You should review the disclosure in Part II—Item 1A. "Risk Factors" in this Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Overview
We are a leading e-commerce player in Korea. We believe that we are the preeminent online destination for e-commerce in the market because of our broad selection, low prices, and exceptional convenience across our owned inventory selection as well as products offered by third-party merchants. Our unique end-to-end fulfillment, logistics, and technology network enables Rocket Delivery, which provides free, next-day delivery for orders placed anytime of the day, even seconds before midnight—across millions of products. Our structural advantages from complete end-to-end integration, investments in technology, and scale economies generate higher efficiencies that allow us to pass savings to customers in the form of lower prices.
Initial Public Offering
On March 15, 2021, we completed our initial public offering (“IPO”) in which we issued and sold 100,000,000 shares of our Class A common stock at an IPO price of $35.00 per share. We received net proceeds of $3.4 billion after deducting underwriting discounts of $69 million and other offering costs.
Immediately prior to effectiveness of the Company’s IPO registration statement on Form S-1, Coupang, LLC, a Delaware limited liability company, converted into a Delaware corporation pursuant to a statutory conversion, which changed our name to Coupang, Inc. (“Corporate Conversion”).
As a result of the Corporate Conversion and IPO, our redeemable convertible preferred units (“preferred units”) and common units (which included common units designated as profits interests (“PIUs”)), in each case, automatically converted into an equal number of shares of Class A or Class B common stock, except with respect to a conversion adjustment to certain PIUs, which reduced the outstanding common units designated as PIUs that converted into the shares of Class A common stock. Also, our convertible notes were automatically converted into 171,750,446 shares of our Class A common stock. For additional information related to the Corporate Conversion and IPO, see Note 10 — "Redeemable Convertible Preferred Units and Stockholders'/Members' Equity (Deficit)" and Note 8 — "Convertible Notes and Derivative Instrument."

Key Financial and Operating Highlights:

	Three months ended March 31,
(in thousands, except net revenues per Active Customer)	2021	2020	% Change
Total net revenues	$4,206,860	$2,413,259	74%
Total net revenues, constant currency(1)	$3,926,485	$2,560,232	63%
Active Customers	16,037	13,278	21%
Total net revenues per Active Customer	$262	$182	44%
Gross profit(2)	$732,506	$430,295	70%
Net loss	$(295,033)	$(105,353)	180%
Net loss margin	(7.0)%	(4.4)%
Adjusted EBITDA(1)	$(132,966)	$(41,845)	NM(3)
Adjusted EBITDA margin(1)	(3.2)%	(1.7)%
Net cash (used in) provided by operating activities	$(183,349)	$314,720	(158)%
Free cash flow(1)	$(330,150)	$246,660	NM(3)

	Trailing twelve months ended March 31,
(in thousands)	2021	2020	% Change
Net cash (used in) provided by operating activities	$(196,515)	$179,364	NM(3)
Free cash flow(1)	$(759,379)	$(75,721)	NM(3)
_____________
(1)Total net revenues, constant currency; total net revenues growth, constant currency; adjusted EBITDA; adjusted EBITDA margin; and free cash flow are non-GAAP measures. See “Non-GAAP Financial Measures and Reconciliations” below for the reconciliation of the Non-GAAP measures with their comparable amounts prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(2)Gross profit is calculated as total net revenues minus cost of sales.
(3)Non-meaningful.
Key Business Metrics and Non-GAAP Financial Measures
We review the key business and financial metrics discussed below. We use these measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Key Business Metrics
Active Customers
As of the last date of each reported period, we determine our number of Active Customers by counting the total number of individual customers who have ordered at least once directly from our apps or websites during the relevant period. A customer is anyone who has created an account on our apps or websites, identified by a unique email address. The change in Active Customers in a reported period captures both the inflow of new customers as well as the outflow of existing customers who have not made a purchase in the period. We view the number of Active Customers as a key indicator of our potential for growth in total net revenues, the reach of our network, the awareness of our brand, and the engagement of our customers.
Net Revenues per Active Customer
Net revenues per Active Customer is the total net revenues generated in a period divided by the total number of Active Customers in that period. A key driver of growth is increasing the frequency and the level of spend of Active Customers who are shopping on our apps or websites. We therefore view net revenues per Active Customer as a key indicator of engagement and retention of our customers and our success in increasing the share of wallet.
Non-GAAP Financial Measures and Reconciliations
We report our financial results in accordance with U.S. GAAP. However, management believes that certain non-GAAP financial measures provide investors with additional useful information in evaluating our performance. These non-GAAP financial measures may be different than similarly titled measures used by other companies.

Our non-GAAP financial measures should not be considered in isolation from, or as substitutes for, financial information prepared in accordance with U.S. GAAP. Non-GAAP measures have limitations in that they do not reflect all the amounts associated with our results of operations as determined in accordance with U.S. GAAP. These measures should only be used to evaluate our results of operations in conjunction with the corresponding U.S. GAAP measures.
Free Cash Flow
Free cash flow is defined as cash flow from operations less purchases of property and equipment, plus proceeds from sale of property and equipment. We believe that free cash flow is an additional and useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our core operations that, after purchases of property and equipment, can be used for strategic initiatives, including investing in our business and strengthening our balance sheet. Free cash flow has limitations as an analytical tool and should not be considered in isolation or as substitutes for analysis of other U.S. GAAP financial measures, such as net cash provided by operating activities. A limitation of free cash flow is that it may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure. We expect our free cash flow to fluctuate in future periods as we invest in our business to support our plans for growth.
Adjusted EBITDA and Adjusted EBITDA Margin
During the first quarter of 2021, we began using adjusted EBITDA and adjusted EBITDA margin as non-GAAP financial measures. Adjusted EBITDA is defined as net income/(loss) for a period before depreciation and amortization, interest expense, interest income, income tax expense (benefit), other income (expense), net, equity-based compensation, and impairment charges. Adjusted EBITDA margin is defined as adjusted EBITDA as a percentage of total net revenues. We use adjusted EBITDA and adjusted EBITDA margin as key measures to evaluate and assess our performance and allocate internal resources. We believe adjusted EBITDA and adjusted EBITDA margin are frequently used by investors and other interested parties in evaluating companies in the e-commerce industry for period-to-period comparisons as they remove the impact of certain items that are not representative of our core business, such as material non-cash items and certain variable charges. However, other companies may calculate adjusted EBITDA and adjusted EBITDA margin in a manner different from ours and therefore they may not be directly comparable to similar terms used by other companies. Adjusted EBITDA and adjusted EBITDA margin are not measures of financial performance under U.S. GAAP and should not be considered as alternatives to cash flow from operating activities or as measures of liquidity or alternatives to net income/(loss) as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. Adjusted EBITDA and adjusted EBITDA margin have limitations as analytical tools, and you should consider them in addition to, and not in isolation or as substitutes, for analysis of our results as reported under U.S. GAAP.
Constant Currency Revenue and Constant Currency Revenue Growth
The effect of currency exchange rates on our business is an important factor in understanding period-to-period comparisons. Our financial reporting currency is the U.S. dollar (“USD”) and changes in foreign exchange rates can significantly affect our reported results and consolidated trends. For example, our business generates sales predominantly in Korean Won (“KRW”), which are favorably affected as the USD weakens relative to the KRW, and unfavorably affected as the USD strengthens relative to the KRW. We use constant currency revenue and constant currency revenue growth for financial and operational decision-making and as a means to evaluate comparisons between periods. We believe the presentation of our results on a constant currency basis in addition to U.S. GAAP results helps improve the ability to understand our performance because they exclude the effects of foreign currency volatility that are not indicative of our actual results of operations.
Constant currency information compares results between periods as if exchange rates had remained constant. We define constant currency revenue as total revenue excluding the effect of foreign exchange rate movements, and use it to determine the constant currency revenue growth on a comparative basis. Constant currency revenue is calculated by translating current period revenues using the prior period exchange rate. Constant currency revenue growth (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.
These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with U.S. GAAP.

The following tables present the reconciliations from each U.S. GAAP measure to its corresponding non-GAAP measure for the periods noted:
Free Cash Flow

	Three Months Ended March 31,		Trailing Twelve Months Ended March 31,
	2021	2020	2021	2020

	(in thousands)
Net cash (used in) provided by operating activities	$(183,349)	$314,720	$(196,515)	$179,364
Adjustments:
Purchases of property and equipment	(146,831)	(68,105)	(563,356)	(258,673)
Proceeds from sale of property and equipment	30	45	492	3,588
Free cash flow	$(330,150)	$246,660	$(759,379)	$(75,721)
Net cash used in investing activities	$(150,482)	$(64,206)	$(606,930)	$(255,184)
Net cash provided by financing activities	$3,505,684	$114,279	$3,569,907	$832,157

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Total net revenues	$4,206,860	$2,413,259

Net loss	(295,033)	(105,353)
Net loss margin	(7.0)%	(4.4)%
Adjustments:
Depreciation and amortization	47,384	25,412
Interest expense	24,823	26,515
Interest income	(940)	(5,163)
Income tax expense	8	123
Other expense, net	3,826	10,241
Equity-based compensation	86,966	6,380
Adjusted EBITDA	$(132,966)	$(41,845)
Adjusted EBITDA margin	(3.2)%	(1.7)%

Constant Currency Revenue and Constant Currency Revenue Growth

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Total net revenues	$4,206,860	$2,413,259
Total net revenues growth	74%	79%
Adjustment:
Exchange rate effect	(280,375)	146,973
Total net revenues, constant currency	$3,926,485	$2,560,232
Total net revenues growth, constant currency	63%	90%
Impact of COVID-19
The COVID-19 pandemic and resulting global disruptions have affected our business, as well as those of our customers, merchants, and suppliers. To serve our customers while also providing for the safety of our employees, we have adapted numerous aspects of our logistics and infrastructure, transportation, supply chain, purchasing, and third-party merchant processes.

We have experienced and may continue to experience a net positive impact on our sales and consumer demand for our products and services following changes in consumer purchasing behavior and the implementation of governmental orders to mitigate the spread of COVID-19, which has resulted in higher levels of customer engagement.
In addition, since the initial outbreak of COVID-19, we have made numerous process updates across our operations and have adapted our fulfillment and delivery infrastructure to implement additional employee and customer safety measures, including enhanced cleaning and physical distancing, personal protective gear, disinfectant spraying, and temperature checks. These measures have been implemented to minimize the risk of spread of COVID-19 to our workers, our customers, and the communities in which we operate, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our workers, customers, merchants, and suppliers.
The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of potential impacts of the pandemic on our business or operations or on the global economy, including the impact on our business and operations as a consequence of any future developments related to the duration and scope of the pandemic, any recurrence of the disease, the actions taken in response to the pandemic, the scale and rate of economic recovery from the pandemic, any ongoing effects on consumer demand and spending patterns, or other impacts of the pandemic, and whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations, cash flows, or financial condition. For additional details, refer to Part II—Item 1A. “Risk Factors” contained elsewhere in this Form 10-Q.
Components of Results of Operations
Total Net Revenues
We categorize our revenue as (1) net retail sales and (2) net other revenue. Total net revenues incorporate reductions for estimated returns, promotional discounts, and earned loyalty rewards and exclude amounts collected on behalf of third parties, such as value added taxes. We periodically provide customers with promotional discounts to retail prices, such as percentage discounts and other similar offers, to incentivize increased customer spending and loyalty. These promotional discounts are discretionary and are reflected as reductions to the selling price and revenue recognized on each corresponding transaction. Loyalty rewards are offered as part of revenue transactions to all retail customers, whereby rewards are earned as a percentage of each purchase, for the customer to apply towards the purchase price of a future transaction. We defer a portion of revenue from each originating transaction, based on the estimated standalone selling price of the loyalty reward earned, and then recognize the revenue as the loyalty reward is redeemed in a future transaction, or when they expire. The amount of the deferred revenue related to these loyalty rewards is not material.
Net retail sales represent the majority of our total net revenues which we earn from online product sales of our owned inventory to customers. Net other revenue includes revenue from commissions earned from merchants that sell their products through our apps or websites. We are not the merchant of record in these transactions, nor do we take possession of the related inventory.
Net other revenue also includes consideration from online restaurant ordering and delivery services performed by us, as well as advertising services provided on our apps or websites. We also earn subscription revenue from memberships to our Rocket WOW membership program, which provides customers with access to benefits such as access to Rocket Fresh, no minimum spend for Rocket Delivery, and free shipping on returns, which is also included in net other revenue.
Cost of Sales
Cost of sales primarily consists of the purchase price of products sold directly to customers where we record revenue gross, and includes logistics costs. Inbound shipping and handling costs to receive products from suppliers are included in inventory and recognized in cost of sales as products are sold. Additionally, cost of sales includes outbound shipping and logistics related expenses, and depreciation and amortization expense.

Operating, General and Administrative Expenses
Operating, general and administrative expenses include all our operating costs excluding cost of sales, as described above. More specifically, these expenses include costs incurred in operating and staffing our fulfillment centers (including costs attributed to receiving, inspecting, picking, packaging, and preparing customer orders), customer service related costs, payment processing fees, costs related to the design, execution, and maintenance of our technology infrastructure and online offerings, advertising costs, general corporate function costs, and depreciation and amortization expense.
Interest Expense
Interest expense primarily consists of interest on our short-term borrowings and long-term debt, our convertible notes issued in our 2018 convertible note financing, and finance lease liabilities.
Income Tax Expense
The Company’s tax expense or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws.

Results of Operations

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net retail sales	$3,807,043	$2,236,462
Net other revenue	399,817	176,797
Total net revenues	4,206,860	2,413,259
Cost of sales	3,474,354	1,982,964
Operating, general and administrative	999,822	503,932
Total operating cost and expenses	4,474,176	2,486,896
Operating loss	(267,316)	(73,637)
Interest income	940	5,163
Interest expense	(24,823)	(26,515)
Other expense, net	(3,826)	(10,241)
Loss before income taxes	(295,025)	(105,230)
Income tax expense	8	123
Net loss	$(295,033)	$(105,353)

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net retail sales	$3,807,043	$2,236,462
Net retail sales growth	70%	78%
Exchange rate effect	(253,728)	136,206
Net retail sales, constant currency	$3,553,315	$2,372,668
Net retail sales growth, constant currency	59%	88%

Net other revenue	$399,817	$176,797
Net other revenue growth	126%	98%
Exchange rate effect	(26,647)	10,767
Net other revenue, constant currency	$373,170	$187,564
Net other revenue growth, constant currency	111%	110%
Net Retail Sales
Net retail sales for the three months ended March 31, 2021 increased $1.6 billion, or 70% (59% on a constant currency basis), compared to the prior year period. The increase was primarily due to a 21% growth in our Active Customers in 2021, as well as 41% growth (32% on a constant currency basis) in net retail sales per Active Customer during that same period, driven by increased customer engagement across more product categories. In addition, the growth in net retail sales for the three months ended March 31, 2021 was impacted by the comparison to the first quarter of 2020, which benefited from the initial increase in sales due to COVID-19 related changes in consumer behavior.
Net Other Revenue
Net other revenue for the three months ended March 31, 2021 increased $223 million, or 126% (111% on a constant currency basis), compared to the prior year period. The increase was primarily due to the growth in our Active Customers in 2021, as well as growth in our net other revenue per Active Customer during that same period, driven by an expansion of newer offerings and increased merchants on our marketplace and related product selection.
Cost of Sales
Cost of sales for the three months ended March 31, 2021 increased $1.5 billion, or 75%, compared to the prior year period. The increase was attributable to increased product and logistics costs resulting from increased sales. Cost of sales as a percentage of revenue slightly increased from 82.2% for the three months ended March 31, 2020 to 82.6% for the three months ended March 31, 2021, primarily due to higher costs as we expanded offerings.
Operating, General and Administrative Expenses
Operating, general and administrative expenses for the three months ended March 31, 2021 increased $496 million, or 98%, compared to the prior year period. The increase was primarily due to an increase in fulfillment center capacity, equity-based compensation expense, technology infrastructure and general corporate costs to support our overall growth. These expenses as a percentage of revenue increased from 20.9% for the three months ended March 31, 2020 to 23.8% for the three months ended March 31, 2021, due primarily to the recognition of equity-based compensation expense on awards that, because of the IPO, either began expensing or accelerated vesting, as well as costs related to increased headcount.
Interest Expense
Interest expense for the three months ended March 31, 2021 decreased $2 million, or (6)%, compared to the prior year period. The decrease was primarily attributable to the conversion of our convertible notes into shares of our Class A common stock as a result of the Corporate Conversion and IPO during the quarter.

Liquidity and Capital Resources
Liquidity
As of March 31, 2021 and December 31, 2020, we had stockholders’ equity and members’ (deficit) of $3.3 billion and $(4.1) billion, respectively. We anticipate that we will continue to incur losses for the next few years. We expect that our investment into our growth strategy will continue to be significant, including with respect to the expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand, we plan to build several new fulfillment centers over the next few years. We have entered into construction contracts, each of which is expected to be completed within one year. These contracts have remaining capital expenditures commitments of $149 million as of March 31, 2021. We expect that our future expenditures throughout Korea for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.
Our primary source of funds has been, and we expect it to continue to be, cash generated from our net revenues, supplemented through debt financing and sales of our equity securities. We had total cash and cash equivalents and restricted cash of $4.5 billion as of March 31, 2021, compared to $1.4 billion as of December 31, 2020.
During the first quarter of 2021, we completed our IPO, in which we issued and sold 100,000,000 shares of our Class A common stock at a price of $35.00 per share. We received net proceeds of approximately $3.4 billion from the IPO after deducting underwriting discounts of $69 million and other offering costs.

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash (used in) provided by operating activities	$(183,349)	$314,720
Net cash used in investing activities	(150,482)	(64,206)
Net cash provided by financing activities	3,505,684	114,279
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(39,457)	(55,752)
Net increase in cash and cash equivalents, and restricted cash	$3,132,396	$309,041
Cash and cash equivalents, and restricted cash, as of beginning of period	$1,401,302	$1,371,535
Cash and cash equivalents, and restricted cash, as of end of period	$4,533,698	$1,680,576
Operating Activities
Our net cash used in operating activities was $(183) million for the three months ended March 31, 2021, representing a change of $(498) million, compared to $315 million of net cash from operations for the three months ended March 31, 2020. The year over year change in operating cash flow was primarily driven by a $(446) million reduction in cash flows due to changes in operating assets and liabilities, mainly from $(200) million of increased investments in inventory to support higher sales volume and to expand available selection for customers and a $(187) million negative impact from timing of payments on accounts payable. Also contributing to the increase in cash used in operating activities was a $(190) million increase in net loss, due in large part to a slightly lower cost of sales margin. The increase in cash used in operating activities was partially offset by a $137 million improvement in our operating cash flow from non-cash expenses affecting the net loss for the three months ended March 31, 2021.
Investing Activities
Our net cash used in investing activities was $(150) million for the three months ended March 31, 2021, representing an increase of $86 million, or 134%, as compared to $(64) million used in investing activities for the three months ended March 31, 2020. This increase was mainly driven by a $79 million increase in purchases of property and equipment, primarily related to investments in our fulfillment and logistics infrastructure, as well as technology equipment and capabilities.

Financing Activities
Our net cash provided by financing activities for the three months ended March 31, 2021 increased $3.4 billion, compared to the three months ended March 31, 2020. This increase was primarily driven by $3.4 billion of proceeds, net of underwriting discounts of $69 million and other offering costs, from the issuance of 100,000,000 shares of our Class A common stock upon the completion of our IPO, a $39 million increase in cash proceeds from the issuance of common stocks/units related to equity awards and $38 million in repurchases of common units and preferred units in the prior period, partially offset by a $96 million decrease in proceeds from debt and short-term borrowings, net of issuance costs.
We believe that existing cash and cash equivalents, restricted cash, available borrowings under our short-term borrowings, and long-term debt will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may need additional cash resources in the future if we find and pursue opportunities for investment, acquisition, strategic cooperation, or other similar actions, which may include investing in technology, our logistics and fulfillment infrastructure, or related talent. If we determine that our cash requirements exceed our amounts of cash on hand or if we decide to further optimize our capital structure, we may seek to issue additional debt or equity securities or obtain credit facilities or other sources of financing. This financing may not be available on favorable terms, or at all.
Capital Resources
Our short-term borrowings generally include lines of credit with financial institutions available to be drawn upon for general operating purposes.
In February 2021, we entered into a new three-year senior unsecured credit facility (the “new revolving credit facility”) providing for revolving loans in an aggregate principal amount of up to $475 million (which automatically increased to an aggregate principal amount of $950 million based on us receiving at least $2.0 billion in net proceeds from our IPO). The new revolving credit facility provides us the right to request incremental commitments up to $1.25 billion, subject to customary conditions. During March 2021, the aggregate principal amount of our new revolving credit facility increased to $1.0 billion as a result of our IPO. As of March 31, 2021, there was no balance outstanding on the new revolving credit facility.
Borrowings under the new revolving credit facility bear interest, at our option, at a rate per annum equal to (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted London interbank offered rate (“LIBOR”) for a one-month interest period plus 1.00% or (ii) an adjusted LIBOR plus a margin equal to 1.00%. We are also required to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. The new revolving credit facility contains a number of covenants that, among other things, restrict our ability to:
•incur or guarantee additional debt;
•make certain investments and acquisitions;
•make certain restricted payments and payments of certain indebtedness;
•incur certain liens or permit them to exist; and
•make fundamental changes and dispositions (including dispositions of the equity interests of subsidiary guarantors).
Each of these restrictions is subject to various exceptions.
The new revolving credit facility requires us to (i) maintain a ratio of secured indebtedness to total consolidated tangible assets of less than 35%, if we have $1 or more of revolving loans or any unreimbursed drawn letters of credit outstanding under the new revolving credit facility at the end of each fiscal quarter and (ii) maintain a minimum amount of liquidity of at least $625.0 million (or $312.5 million to the extent the aggregate commitment of the new revolving credit facility is $500 million).
The new revolving credit facility is guaranteed on a senior unsecured basis by certain material restricted subsidiaries of Coupang, Inc. (including Coupang Corp.), subject to customary exceptions. The new revolving credit facility also contains certain customary affirmative covenants and events of default for facilities of this type.

Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. GAAP. Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
Our significant accounting policies are discussed in Note 2 — “Significant Accounting Policies” to our consolidated financial statements included in the Final Prospectus. There have been no significant changes to these policies and estimates for the three months ended March 31, 2021, except as described in Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies" and Note 2 — "Change in Accounting Principle" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recently Adopted Accounting Pronouncements
See Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies" to the condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.   Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, foreign currency, and credit.
Interest Rate Risk
As of March 31, 2021, we had cash, cash equivalents, and restricted cash of $4.5 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from our short-term borrowings. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to strike a balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates. An assumed hypothetical 10% change in prevailing interest rates would not have a material impact on our results of operations. Any future borrowings incurred under the new revolving credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence.
Foreign Currency Risk
We have accounts on our foreign subsidiaries’ ledgers, which are maintained in the respective subsidiary’s local currency and translated into USD for reporting of our consolidated financial statements. As a result, we are exposed to fluctuations in the exchange rates of various currencies against the USD and other currencies, including the KRW.
Transactional
We generate the majority of our revenue from customers within Korea. Typically, we aim to align costs with revenue denominated in the same currency, but we are not always able to do so. As a result of the geographic spread of our operations and due to our reliance on certain products and services priced in currencies other than KRW, our business, results of operations, and financial condition have been and will continue to be impacted by the volatility of the KRW against foreign currencies.

Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of $377 million and a decrease in net loss of $13 million for the three months ended March 31, 2021.
At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Credit Risk
Our cash and cash equivalents, deposits, and loans with banks and financial institutions are potentially subject to concentration of credit risk. We place cash and cash equivalents with financial institutions that management believes are of high credit quality. The degree of credit risk will vary based on many factors including the duration of the transaction and the contractual terms of the agreement. As appropriate, management evaluates and approves credit standards and oversees the credit risk management function related to investments.
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, our disclosure controls and procedures were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2021, due to the material weaknesses in our internal control over financial reporting, as further described below. As a result, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Previously Reported Material Weakness
As disclosed in Part II—Item 1A. "Risk Factors" contained elsewhere in this Quarterly Report on Form 10-Q, we previously identified material weaknesses in our internal control over financial reporting related to (i) the design and effectiveness of information technology general controls, (ii) inadequate segregation of duties, and (iii) inadequate internal control over the timely preparation and review of account reconciliations. We have concluded that these material weaknesses arose because we did not have sufficient qualified accounting resources, formalized processes, and policies necessary to satisfy the accounting and financial reporting requirements of a public company. We have determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.

Remediation Plan
Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses. We are actively engaged in the remediation of each of the outstanding material weaknesses, including utilizing the assistance of outside advisors where appropriate.
To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Part II.   Other Information
Item 1.   Legal Proceedings
From time to time, we are subject to legal proceedings, claims, litigation, governmental audits, inspections, investigations, and other various proceedings in the ordinary course of business. We have received, and may in the future continue to receive, claims, litigation, governmental audits, inspections, and investigations relating to issues such as employment and labor, worker classification and assignment, worker pay, hours and benefits, labor relations including union and collective bargaining issues, employment authorization and immigration, worker safety, intellectual property (including patent, trademark, and copyright), product safety, personal injury, privacy, information security, tax compliance, import/export regulations, foreign exchange regulations, licenses and permits, food safety, medical products, drugs and devices, financial services, antitrust and fair trade matters, consumer protection, and environmental issues.
The results of any current or future claims, litigation, governmental audits, inspections, or investigations cannot be predicted with certainty. Regardless of the outcome, these claims and proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our brand and reputation, and other factors.
The most significant of our current legal proceedings are described below and risks relating to legal matters are described elsewhere in this Form 10-Q, see Part II—Item 1A. “Risk Factors.”
Korean Fair Trade Investigation
In 2019, LG Household & Healthcare (“LGHH”) filed a complaint with the Korean Fair Trade Commission (“KFTC”) alleging that we violated the Korean Act on Fair Transactions in Large Retail Business and Monopoly Regulation and Fair Trade Act. The complaint claimed, among other issues, that we engaged in unfair returns of LGHH products, illegally requested that LGHH disclose confidential business information, and unfairly refused to do business with LGHH.
Following the complaint, the KFTC has made two field investigation visits to our office in July 2019 and October 2020. We have provided documents and evidence in response to the investigation. In addition to LGHH’s allegations, the investigation addresses our negotiations and contracting with retail suppliers generally. The investigation is ongoing, and we are cooperating with the investigation. Under Korean law, the issues addressed in the investigation can be resolved through civil, administrative, or criminal proceedings. The ultimate case resolution could include fines, orders to alter our processes or procedures, and criminal investigations or charges against individuals or the Company.
Korean Employment & Labor Investigations
Current and former employees have raised and will likely raise allegations with the Korean Ministry of Employment and Labor or the Occupational Health Safety and Health Agency relating to employment and labor issues. Examples of such issues include (but are not limited to) pay, hours, breaks, time off, deductions from wages, unfair dismissal, health and safety, and union activities. Under Korean law, labor-related allegations can be raised to or resolved by civil, administrative, or criminal proceedings.
We intend to vigorously defend these legal proceedings and believe we have meritorious defenses to each. However, legal proceedings are inherently uncertain, and any judgment, ruling, fine, penalty, or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations, and financial condition.
Item 1A.   Risk Factors
Investing in our securities involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Form 10-Q, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, before making an investment decision. The risks and uncertainties described below may not be the only ones we face. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, and results of operations. In such case, the price per share of our Class A common stock could decline, and you could lose some or all of your original investment.

Summary Risk Factors
Investing in our Class A common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as further described below. The occurrence of any such risks could adversely affect our business, financial condition, results of operations, and prospects. The principal factors and uncertainties that make investing in our Class A common stock speculative or risky include, among others:
•our results of operations may fluctuate significantly, which makes our future results of operations difficult to predict and could cause our results of operations to fall below expectations;
•we may be unable to effectively manage the continued growth of our workforce and operations, including the development and management of new business initiatives;
•our business is rapidly evolving, and we plan to continue to forgo short-term financial performance for long-term growth, which makes it difficult to evaluate our future prospects and predict our future results of operations, including our revenue growth rate;
•we have a history of net losses, including $(295) million and $(105) million for the three months ended March 31, 2021 and 2020, respectively, as well as an accumulated deficit of $(4.4) billion as of March 31, 2021, and we may not be able to generate sufficient revenue to achieve or maintain profitability in future periods;
•if we were to lose the services of members of our senior management team, we may not be able to execute our business strategy;
•the COVID-19 pandemic may adversely affect our business, operations, and the markets and communities in which we, our customers, suppliers, merchants, and advertisers operate;
•we face intense competition and could lose market share to our competitors if we do not innovate or compete effectively;
•because some of our operations are subject to Korean law, there are circumstances in which certain of our Korean affiliates’ executive officers may be held either directly or vicariously criminally liable for the actions of our Korean affiliates or our Korean affiliates’ executives and employees;
•some of our operations are subject to certain detailed and complex fair trade, labor, employment, and workplace safety laws and regulations, which continue to evolve and have and will continue to affect our operations and financial performance, could subject us to costs and penalties, and may affect our reputation;
•harm to our Coupang brand or our associated brands and marks (our “brand”) or reputation may occur if manufacturers and distributors from whom we buy products (“suppliers”) or the parties that sell their products on our marketplace (“merchants”) use unethical or illegal business practices, such as the sale of counterfeit or fraudulent products, or if our protocols with respect to such sales are perceived or found to be inadequate, which may also subject us to possible sanctions or penalties;
•any significant interruptions or delays in service on our apps or websites, or any undetected errors or design faults, could result in limited capacity, reduced demand, processing delays, and loss of customers, suppliers, or merchants;
•any failure to protect our apps, websites, networks, and systems against security breaches or otherwise protect our confidential information could damage our reputation and brand and may subject us to possible sanctions or penalties;
•any failure to comply with privacy laws or regulations, or to fulfill privacy-related customer expectations in the jurisdictions where we operate, could damage our reputation and brand and business and may subject us to possible sanctions or penalties;
•we rely on Coupang Pay to conduct a substantial amount of the payment processing. If Coupang Pay’s services were limited, restricted, curtailed, or degraded in any way, or become unavailable to us or our customers for any reason, our business may be adversely affected;
•international relations, including escalations in tensions with North Korea, could adversely affect the Korean or global economies and demand for our products and services; and

•the dual class structure of our common stock will have the effect of concentrating voting control with Mr. Bom Suk Kim. This voting control will limit your ability to influence the outcome of important transactions and to influence corporate governance matters.
Risks Related to Our Limited Operating History and Growth
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to generate sufficient revenue to achieve or maintain profitability, which would materially and adversely affect our business, financial condition, and results of operations.
We have a history of net losses, including $(295) million and $(105) million for the three months ended March 31, 2021 and 2020, respectively, as well as an accumulated deficit of $(4.4) billion as of March 31, 2021. While we have experienced significant revenue growth since our inception, we are not certain whether or when we will achieve or maintain profitability. We cannot assure you that we will be able to maintain or increase the revenue growth we have experienced during the COVID-19 pandemic. Our costs and expenses have increased, particularly during the COVID-19 pandemic, and such costs and expenses may continue to increase in future periods, which could negatively affect our future results of operations. In particular, we intend to continue to spend significant amounts to increase our customer base, increase the number and variety of merchandise and services we offer, expand our marketing channels, broaden our operations, develop additional fulfillment centers, hire additional employees and managers, and develop our technology and fulfillment infrastructure. These increased costs, including those related to the costs incurred due to COVID-19 safety and health measures and shipping and fulfillment costs, may adversely affect our operating expenses. Some of our initiatives to generate revenue are new and unproven, and any failure of these initiatives could adversely affect our results of operations.
In addition, we expect to invest in longer-term initiatives, which will likely impact our shorter-term results of operations. We may find that these efforts are more expensive than we currently anticipate, or we may encounter technological and other development delays. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may cost more than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses or to achieve or maintain profitability.
We may incur significant losses in the future for a number of reasons, including the other risks described in this “Risk Factors” section, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and the price per share of our Class A common stock could decline.
Our limited operating history and evolving business make it difficult to evaluate our future prospects, including our revenue growth rate, as well as the risks and challenges we may encounter.
Our limited operating history and evolving business make it difficult to evaluate and assess our future prospects, as well as the risks and challenges that we may encounter. Although we launched our first website in 2010 and our first mobile application in 2011, our business has rapidly evolved over time. As a result, our ability to accurately forecast our future results of operations is limited and subject to a number of risks and uncertainties, including our ability to plan for and model future growth, and to expand our business in existing markets and enter new markets. In addition, we have experienced significant revenue growth in prior periods. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Many factors may contribute to a decline in our growth rate, including market saturation, increased competition, slowing demand (especially once the COVID-19 pandemic tapers), the difficulty of capitalizing on growth opportunities, and the maturation of our business, among others. If our growth rate declines, investors’ perceptions of our business could be adversely affected and the price per share of our Class A common stock could decline.
You should consider our business and prospects in light of the risks and difficulties we may encounter. These risks and difficulties include our ability to, among other things:
•attract, on a cost-effective basis, new customers who purchase merchandise and services from us at similar or higher rates and amounts as compared to existing customers;
•retain our existing customers and motivate their continued purchases from our apps and websites at rates and amounts consistent with or higher than their historical purchases;
•encourage customers to expand the categories of merchandise and services they purchase from us;
•retain and expand our network of suppliers and merchants;

•expand our fulfillment and logistics infrastructure and related operations;
•fulfill and deliver customer orders on time and in accordance with customer expectations, which may change over time;
•increase awareness of our brand;
•respond to changes in the way customers access and use the Internet and mobile devices;
•react to challenges from existing and new competitors;
•expand our business in new and existing markets;
•avoid interruptions or disruptions in our business;
•further develop our scalable, high-performance technology and fulfillment infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and the sale of new merchandise and services; and
•hire, integrate, and retain talented personnel.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above and those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations would be adversely affected.
In addition, because we have limited historical financial data and our business continues to evolve and expand, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated a business that is not rapidly evolving and growing. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories and evolving businesses that operate in highly regulated and competitive industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition, and results of operations would be adversely affected.
We may experience significant fluctuations in our results of operations.
Our revenue and results of operations may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described elsewhere in this “Risk Factors” section as well as the following:
•our ability to attract new and retain existing customers, increase sales to existing customers, and satisfy our customers’ demands;
•our ability to offer merchandise and services on favorable terms, manage inventory, and fulfill orders in a timely manner;
•the introduction or activities of competitive stores, apps, websites, merchandise, or services;
•the success of our growth and expansion efforts, including investments into new initiatives;
•variations in our level of merchandise and supplier returns;
•the extent to which we offer fast and free delivery through Rocket Delivery, continue to offer a compelling value proposition to our customers, and provide additional benefits to our customers;
•factors affecting our reputation or brand image;
•the impact of the COVID-19 pandemic or other epidemics on our supply chain, operations and facilities, and employees, as well as consumer perception of our response to COVID-19 or other epidemics;
•the extent to which we finance our current operations and future growth, and the terms of any such financing;
•the timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;
•the outcomes of legal proceedings and claims, which may include significant monetary damages, injunctive relief, personal liability (including criminal liability), sanctions, and penalties;

•the extent to which we invest in technology and content, fulfillment, and other expense categories;
•increases in our temporary or long-term costs such as labor and energy sources, packing supplies, and other goods not for resale;
•changes in laws, regulations, or other regulatory practices and enforcement in the countries where we operate;
•the extent to which our services are affected by spyware, viruses, phishing, and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and
•disruptions from natural or man-made disasters, extreme weather, geopolitical events and security issues (including terrorist attacks and armed hostilities), labor or trade disputes, and similar events.
Fluctuations in our revenues and results of operations may result in their failure to meet the expectations of analysts or investors, which could cause the price per share of our Class A common stock to decline. In addition, our revenue growth may not be sustainable and our growth rates may decrease. Our revenue and results of operations depend in part on the continued growth of demand for the products and services offered by us or our merchants, and on general economic and business conditions worldwide. A softening of demand, whether caused by changes in customer preferences or a weakening of the Korean or global economies, may adversely affect our revenue or growth rate, which could also cause the price per share of our Class A common stock to decline.
We may be unable to accurately forecast our revenue and plan our expenses in the future.
Our results of operations are difficult to forecast because they generally depend on, among other things, the volume, timing, and type of purchases made by our customers, all of which are uncertain and subject to change. Additionally, many of our expenses, including those related to our fulfillment operations, are fixed and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in revenue. Any failure to accurately predict revenue or to adjust our expenses could adversely affect our results of operations in any given quarter, or a series of quarters, which could cause the price per share of our Class A common stock to decline.
Risks Related to Our Business and Our Industry
If we fail to timely identify or effectively respond to changing customer preferences and spending patterns, fail to expand the products being purchased by customers, or fail or are unable to obtain or offer appropriate categories of products, our relationship with our customers could be negatively affected, the demand for our products and services could decrease, and our revenue and results of operations may decline.
Our future revenue depends on continued demand for the types of goods that we and our merchants list on our apps and websites. The popularity of certain products, such as apparel, beauty, food, and consumer electronics may vary over time due to perceived availability, subjective value, and trends of customers and society in general. A decline in the demand for or popularity of certain products sold through our apps or websites without a corresponding increase in demand for different products that we or our merchants list on our apps or websites could reduce our revenue. In addition, short-lived demand for certain products may temporarily inflate the volume of those products listed on our apps and websites, placing a significant strain on our infrastructure and throughput capacity. These trends may also cause significant fluctuations in our results of operations from period-to-period. A failure to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to keep adequate inventory of the type of products being purchased by customers, failure to grow and retain the members of our Rocket WOW membership program, or a failure or inability to obtain or offer appropriate categories of products could negatively affect our relationship with customers and the demand for our products and services.
Our ability to locate qualified, economically stable suppliers and merchants who satisfy our requirements, and to acquire sufficient amounts of products in a timely and cost-efficient manner is critical to our business. Any failure to develop sourcing relationships with a broad and deep supplier base could adversely affect our business, financial condition, and results of operations.

Further, we offer our customers private-label products that are available through our apps and websites. The sale of private-label products subjects us to unique risks and heightens certain other risks, including potential product liability risks and mandatory or voluntary product recalls; potential liability with respect to our commercial relationships with subcontractors with whom we engage to manufacture certain of our private-label products; potential liability for incidents, including, but not limited to, the injuries of our subcontractors’ employees at manufacturing sites that we do not control; our ability to successfully protect our intellectual property rights and the rights of applicable third parties; and other risks generally encountered by entities that source, market, and sell private-label products.
If we are unable to successfully implement some or all of our major strategic initiatives in a timely manner, our ability to maintain and improve our market position in Korea may be adversely affected.
Our strategy is to continue to build on our market position in Korea by continuing to implement certain key strategic initiatives, which include the following:
•building our brand and further expanding our customer base;
•providing high-quality merchandise and services at attractive prices;
•focusing on customer satisfaction and our customers’ loyalty to our apps, websites, and programs, including our Rocket WOW membership program;
•expanding our product offerings; and
•enhancing our apps and websites and developing personalization tools to enhance our customers’ experience with our apps and websites.
We may not be successful in implementing any or all of these key strategic initiatives. If we are unable to successfully implement some or all of our key strategic initiatives in an effective and timely manner, our ability to maintain and improve our market position, and our competitive position, brand, and reputation may be harmed, which may have an adverse effect on our business, financial condition, and results of operations.
If we fail to effectively manage our growth, our business, financial condition, and results of operations could be harmed.
We have experienced significant growth since our inception and expect our business to continue to grow if we are successful in implementing our key strategic initiatives. The growth of our business has required and will continue to require significant attention of our management and expenditure of resources. To effectively manage our growth, we must successfully implement our operational plans and strategies, improve and expand our infrastructure, and expand, train, and manage our employee and contractor base.
For example, we have rapidly increased our employee headcount to support the growth in our business, and we expect to continue to increase our headcount in the foreseeable future. To support our continued growth, we must effectively integrate, develop, and motivate a large number of new employees, while maintaining our corporate culture. In particular, we intend to continue to make substantial investments to expand our sales and technology personnel, which is challenging due to competition for such personnel.
In addition, the growth and expansion of our business and our variety of merchandise and services place significant demands on our management and other employees. For example, in an effort to increase customer engagement, we produce new versions of our apps and websites and communicate to our customers via email, mobile application push communications, and text messages. The continued growth of our business may require significant additional resources to continue these efforts, including increasing the size of our workforce, which may not scale in a cost-effective manner.
Similarly, we must effectively manage any retraction in parts of our business. Periodically, for reasons such as changing consumer preferences and other unforeseen circumstances, decisions may be made to discontinue investment in certain parts of our business. Such decisions require management effort to reorganize or reassign employees. In accordance with Korean law, employment contracts generally are not terminable at will unless an employee is deemed to be an “employer” (e.g., a registered director or an executive member-level employee), and employment and labor-related claims are common. If we fail to effectively manage retractions in our business or to successfully reorganize or reassign employees, our ability to meet our goals and our employee morale, productivity, and retention could suffer, which may have an adverse effect on our business, financial condition, and results of operations.

Our revenue depends on prompt and accurate billing processes. Our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed on our apps and websites would materially harm our business and our ability to collect revenue.
Furthermore, we may need to enter into relationships with various strategic partners, websites, and other online service providers and other third parties necessary to support and grow our business. The increased complexity of managing multiple commercial relationships or entering into new relationships could lead to execution problems that could affect current and future revenue and operating margins.
Our current and planned systems, procedures and controls, personnel, and third-party relationships may not be adequate to support our future operations. Our failure to manage growth effectively or to enter into additional third-party relationships on a timely basis could have an adverse effect on our business, financial condition, and results of operations.
If we do not successfully operate and manage the expansion of our fulfillment and delivery infrastructure, our business, financial condition, and results of operations could be harmed.
We believe that our fulfillment and delivery infrastructure, including strategically located fulfillment centers, logistics centers, and delivery vehicles, coupled with our proprietary technology, is essential to our success. We operate our fulfillment and delivery infrastructure throughout Korea and maintain a single fulfillment center in the United States. We are in the process of obtaining and developing additional fulfillment and delivery infrastructure to increase our storage capacity, reduce delivery times, and further improve our workflow and processes.
If we do not expand and operate our fulfillment and delivery infrastructure successfully and efficiently, or there are delays in the expansion of our fulfillment and delivery operations, we could experience excess or insufficient fulfillment and delivery capacity in one or more locations, an increase in costs or impairment charges, or other adverse impacts. For example, we believe that our end-to-end delivery infrastructure, including the ability to control our last-mile delivery logistics, is a key competitive advantage. If our end-to-end delivery infrastructure, including last-mile delivery, is negatively affected in any manner, including, but not limited to, by the introduction of direct competitors with these capabilities or by legislation, legal rulings, or other regulation that may disrupt this service, our business, financial condition, and results of operations would be harmed.
In addition, if we do not have sufficient fulfillment and delivery capacity, or we experience problems fulfilling and delivering orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers.
We have designed, built, purchased, and/or leased our own fulfillment and delivery infrastructure, in addition to utilizing some third-party delivery resources. Our fulfillment and delivery infrastructure was designed to meet the specific needs of our business. If we continue to add fulfillment and delivery capabilities, add new offerings with different fulfillment or delivery requirements, or change the mix of merchandise that we sell, our fulfillment and delivery infrastructure will become increasingly complex, and operating it will become more challenging. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver our customers’ purchases and could harm our reputation and ultimately, our business, financial condition, and results of operations.
We anticipate the need to add additional fulfillment and delivery capacity as our business continues to grow. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations or effectively control expansion-related expenses, our business, financial condition, and results of operations could be adversely affected.
If we grow faster than we anticipate, we may exceed our fulfillment and delivery capacity, we may experience problems fulfilling or delivering orders in a timely manner, or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we may need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate, which could represent a demand on, or drain of, our financial resources and require additional capital. See the risk factor titled “We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.” below.

Our ability to expand our fulfillment and delivery capacity is dependent upon our ability to secure suitable facilities and recruit and retain qualified employees, Coupang Flex partners (independent delivery partners who have signed up to deliver packages on days and times of their own choosing), Eats Delivery Partners or EDPs (independent food delivery partners), and other workers, and there is no assurance that we will be able to secure such facilities or procure such personnel. Our expansion has also been affected by the spread of COVID-19 and related governmental orders. There have been and there may be future delays or increased costs associated with the spread and impact of COVID-19.
Many of the expenses and investments with respect to our fulfillment and delivery capacity are fixed, and any expansion of such fulfillment and delivery infrastructure will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment and delivery operations as our business continues to grow. We would incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.
We are dependent on the performance of certain members of management and other highly qualified and skilled personnel, and if we are unable to attract, retain, and motivate these and other well-qualified employees, our business could be harmed.
Our success depends largely upon the continued services of our executive officers, other key management team members, and key employees. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Any of our executive officers or other key employees could terminate their employment with us at any time, and we cannot be assured of having reasonable prior notice. The loss of one or more of our executive officers or other key employees or the failure by our executive team, including any new hires that we may make, to work together effectively and to execute our strategy in a timely manner, could adversely affect our business, financial condition, and results of operations. We do not maintain key man life insurance with respect to any members of management or other employees.
We intend to hire additional qualified employees to support our business operations and planned expansion. Our future success depends, to a significant extent, on our ability to recruit, train, and retain qualified personnel. Since our industry is characterized by high demand and intense worldwide competition for talent and labor, we cannot assure you that we will be able to attract or retain qualified staff or other highly skilled employees that we will need to achieve our strategic objectives. Accordingly, such efforts will require significant time, expense, and attention, and new hires require significant training and time before they achieve full productivity. In addition to hiring new employees, we must continue to focus on developing, motivating, and retaining our best employees, many of whom are at-will employees, which means they may terminate their employment relationship with us at any time. Further, even if qualified new employees are hired and achieve individual effectiveness, we may be adversely affected by undue turnover in our employees.
If we fail to identify, recruit, and integrate strategic personnel hires, our business, financial condition, and results of operations could be adversely affected. Any loss of members of our senior management team or key personnel could significantly delay or prevent the achievement of our business objectives and could harm our business and customer relationships. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we are not able to retain and motivate our current personnel or effectively add and retain employees, our ability to achieve our strategic objectives, and our business, financial condition, and results of operations will be adversely affected.
Our culture has been critical to our success and if we cannot maintain this culture as we grow, our business could be harmed.
We believe that our culture, where the customer is at the beginning and the end in each decision we make, has been critical to our success. We may face a number of challenges that may affect our ability to sustain our corporate culture, including a potential failure to attract and retain employees who embrace and further our culture, any expansion into additional markets, competitive pressures that may divert us from our vision and values, and the integration of new personnel and businesses from acquisitions. If we are not able to maintain our culture as we continue to grow, our business, financial condition, and results of operations could be adversely affected.

Health epidemics, including the ongoing COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business, operations, and the markets and communities in which we, our customers, suppliers, merchants, and advertisers operate.
Our business and operations could be adversely affected by health epidemics, including the ongoing COVID-19 pandemic, impacting the markets and communities in which we and our customers, suppliers, merchants, and advertisers operate. The COVID-19 pandemic has caused and continues to cause significant disruption to business and financial markets worldwide and has impacted global macroeconomic conditions. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, financial condition, and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, and we may be unable to accurately forecast our revenue or financial results. There is no guarantee that a future outbreak of this or any other widespread epidemics or pandemics will not occur, or that global economies will recover, all of which could harm our business.
As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions to our operations, including but not limited to utilization of our offices and fulfillment and delivery infrastructure, which may negatively impact our ability to fulfill orders in a timely manner, increase costs, harm our reputation, and ultimately, our business, financial condition, and results of operations.
In response to the COVID-19 pandemic, we have had to modify our operations and adjust our services and technology. For example, our fulfillment and delivery operations now require implementation of social distancing measures as well as system-wide use of personal protective equipment. We have hired additional personnel and incurred additional costs to implement safety controls in response to the COVID-19 pandemic. We have also invested significant resources to design and implement technical and operational changes to date and may continue to do so for an indefinite period of time. Due to the size, scope, and geographically dispersed nature of our operations, the expenses we incur to protect the health and safety of our customers and employees may be higher than similar expenses incurred by companies in other industries. Measures taken across our business operations to address health and safety may not always be sufficient to prevent the spread of COVID-19. Certain employees in our offices, fulfillment centers, and logistics centers have tested positive for COVID-19 despite our best efforts to prevent the spread of COVID-19. We have received governmental inquiries and litigation in Korea with respect to these positive tests and the potential spread of COVID-19 at our locations. Beyond the preventative efforts against the transmission of COVID-19, we have incurred significant additional COVID-19-related costs to provide additional compensation to our employees and certain service providers and deliver products to customers. Therefore, if we were to face additional outbreaks or transmission of COVID-19, we would face operational disruptions and incur additional expenses, including assisting customers and employees diagnosed with COVID-19 and further changing health and safety protocols and processes, which could adversely affect our business, financial condition, and results of operations.
While governmental restrictions imposed to limit the spread of COVID-19 and changing consumer behavior in light of the pandemic led to unprecedented demand for our products and services, demand may moderate over time as governmental restrictions are lifted and consumer mobility increases. We cannot assure you that we will be able to retain new suppliers, merchants, advertisers, and customers or maintain the current level of demand for our offerings over the long term, particularly after the effects of the pandemic taper. In addition, the growth in the demand for some products on our apps and websites during the COVID-19 pandemic has resulted in temporary shortages of certain products, which could negatively impact our reputation.
In response to the spread of COVID-19, we are requiring or have required substantially all of our sales, engineering, product, and general and administrative employees to work remotely on some or all work days to comply with applicable laws and to minimize the risk of transmission of COVID-19. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees and customers, including temporary closure of some of our facilities. We cannot guarantee that remote work arrangements will be effective. These arrangements could have a negative impact on our operations, the execution of our business plans, and the productivity and availability of key personnel and other employees necessary to conduct our business. Additionally, our business operations may be disrupted if a significant portion of our workforce is unable to work safely and effectively due to illness, quarantines, government actions, or other restrictions or measures responsive to the pandemic, or if members of senior management are unable to perform their duties for an extended period of time. If a natural disaster, power outage, connectivity issue, or other event were to occur that impacted our applicable employees’ ability to work remotely, it could cause substantial disruption to our business. Decreased effectiveness and availability of our team could adversely affect our financial condition and results of operations due to slow-downs in our sales cycles and recruiting efforts, delays in addressing performance issues, delays in product or technology development, delays and inefficiencies among various operational aspects of our business, including our financial organization, or other decreases in productivity that could seriously harm our business.

In addition to the office closures, the COVID-19 pandemic and related restrictions could result in certain of our suppliers, merchants, and advertisers experiencing downturns or uncertainty in their own business operations or revenue, including closure of their operations temporarily, and in some cases permanently, which in turn may cause reductions or delays in their spending and may result in decreased revenue for us. Further, we may decide to postpone, cancel, or modify planned investments in our business in response to changes in our business as a result of the COVID-19 pandemic, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business. In addition, our facilities needs could evolve based on continuing changes and impact on work environments as a result of the COVID-19 pandemic, and we may not be able to alter our contractual commitments to accommodate such changes, which could cause us to incur additional costs or otherwise harm our business. The COVID-19 pandemic has also resulted in, and may in the future result in, disruptions to the global financial markets, which could negatively affect our access to capital and ultimately, our liquidity. In addition, a recession or market correction resulting from the continued spread of COVID-19 could have a significant impact on our customers’ disposable income, which would adversely affect our business.
The impacts of the COVID-19 pandemic continue to evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of such impacts, particularly if the COVID-19 pandemic continues to persist and new public health measures are implemented. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other effects of the pandemic or any other epidemic that are not currently foreseeable, could adversely impact our business, financial condition, and results of operations.
Our expansion into new offerings and substantial increase in the number of our offerings may expose us to new and increased challenges and risks.
In recent years, we have expanded our offerings, including in consumer electronics, food and grocery, financial services, private-label brands, apparel, and travel. Expansion into diverse new products and offerings involves new risks and challenges. Our lack of familiarity with new products and services and lack of relevant customer data relating to these new offerings may make it more difficult for us to anticipate customer demand and preferences. We may misjudge customer demand and the potential profitability of a new product or service. We may find it more difficult to inspect and control quality and ensure proper handling, storage, and delivery of new products. We may experience higher return rates on new products, customer complaints about new products and services, and costly liability claims as a result of selling such products and services, any of which would harm our brand and reputation as well as our results of operations. We may need to price aggressively to gain market share or remain competitive in new categories. It may be difficult for us to achieve profitability in the new product or service categories and our profit margin, if any, may be lower than we anticipate, which would adversely affect our results of operations. We cannot assure you that we will be able to recoup our investments in introducing any new product and service categories.
We operate in a highly competitive industry and we may be unsuccessful in competing against current and future competitors, which could have a negative impact on the success of our business.
The industry in which we operate is intensely competitive and we expect that competition will continue to increase. We currently and potentially compete with a wide variety of online and offline companies providing goods and services to customers and merchants, including traditional retailers and merchandisers, such as department stores, discount warehouses, direct retailers, and home-shopping channels. The Internet and mobile networks provide new, rapidly evolving, and intensely competitive channels for the sale of all types of goods and services. We compete in two-sided markets and must attract both customers as well as merchants to use our apps and websites. Customers who purchase goods and services through us have many alternatives, and merchants have other channels to reach customers. We expect competition to continue to intensify. Online and offline businesses compete with each other, and our competitors include a number of online and offline retailers with greater resources, large user communities, and well-established brands. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service, or marketing decisions or acquisitions that may lead to dissatisfaction among customers and merchants, which could reduce activity on our apps or websites and adversely affect our results of operations.

We face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, retailers (including e-commerce retailers) and marketplaces has increased due to, among other factors, improved customer experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times, and more favorable return policies. In addition, certain online and offline businesses may offer goods and services to consumers and merchants that we do not offer. If we are unable to change our offerings in ways that reflect the changing demands of offline and online retailers and marketplaces, particularly at expected service levels, or compete effectively with and adapt to changes in larger retail businesses, our business, financial condition, and results of operations would be adversely affected.
Competitors may also be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote more resources to offline shopping venues, websites, mobile applications, and systems development than we can. In addition, competitors may be able to innovate faster and more efficiently, and new technologies may increase the competitive pressures by enabling competitors to offer more efficient or lower-cost services.
Some of our competitors control other products and services that are important to our success, including credit card interchange, Internet search, and mobile operating systems. Such competitors could utilize complementary aspects of their businesses in order to provide a better shopping experience or make it difficult for customers to utilize our apps or websites, or change pricing, availability, or the terms or operation of service related to their products and services in a manner that impacts our competitive offerings. If we are unable to use or adapt to operational changes in such services, we may face higher costs for such services, encounter integration or technological barriers, or lose customers, which could cause our business, financial condition, and results of operations to be adversely affected.
In addition, certain manufacturers may limit or cease distribution of their products through online channels, such as our apps or websites. Manufacturers may attempt to use contractual obligations or existing or future government regulation to prohibit or limit e-commerce in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors and suppliers from selling on our apps, websites, or on the Internet generally, or drive distributors and suppliers to sell at prices that would make us less competitive. The adoption by manufacturers of policies, or their use of laws or regulations, in each case discouraging or restricting the sales of goods or services over the Internet, could force merchants to limit or stop selling certain products on our apps or websites, which could adversely affect our results of operations and result in loss of market share and diminished value of our brand.
Many of our competitors have, and potential competitors may have, competitive advantages such as longer operating histories, more experience in implementing their business plan and strategy, better brand recognition, popular offline locations, greater negotiating leverage, established supply relationships, significantly greater financial, marketing, and other resources. Our competitors may undertake aggressive marketing campaigns to enhance their brand name and increase the volume of business conducted through their stores or websites and make extensive investments to improve their stores or network and system infrastructure, including website design and logistics network enhancements. Our inability to adequately address these and other competitive pressures may have an adverse effect on our business, financial condition, and results of operations.
Any harm to our brand or reputation may materially and adversely affect our business, financial condition, and results of operations.
We believe that the recognition and reputation of our brand among our customers, merchants, suppliers, and our workforce has contributed to the growth and success of our business. Maintaining and enhancing the recognition and reputation of our brand is critical to our business and competitiveness. Heightened regulatory and public concerns over operation of the business, labor and employment, consumer protection, and consumer safety issues, among other issues, may subject us to additional legal and reputational risks and increased scrutiny. Further, heightened public attention regarding worker safety and occupational health may subject us to regulatory and media scrutiny. In addition, changes in our services or policies have resulted, and could result, in objections by members of the public, the traditional, new, and social media, social network operators, suppliers, and merchants or others. From time to time, these objections or allegations, regardless of their veracity, may result in customer dissatisfaction, which could result in government inquiries or substantial harm to our brand, reputation, and prospects.
A public perception that non-authentic, counterfeit, or defective goods are sold on our apps and websites or that we or our merchants do not provide satisfactory customer service, even if factually incorrect or based on isolated incidents, could damage our reputation, diminish the value of our brand, undermine the trust and credibility we have established, and have a negative impact on our ability to attract new customers or retain our current customers. If we are unable to maintain our reputation, enhance our brand recognition, or increase positive awareness of our apps, websites, products, and services, as well as products sold by merchants through our online marketplace, it may be difficult to maintain and grow our customer base, and our business, financial condition, and results of operations may be adversely affected.

We are subject to risks associated with sourcing and manufacturing goods from countries outside of Korea.
A portion of our sales are dependent on our ability to import finished goods from other countries into Korea. Substantially all of our import operations are subject to customs requirements. The countries from which some of our products are manufactured or exported, or into which our products are imported, may from time to time impose quotas, duties, tariffs, or other restrictions on imports (including restrictions on manufacturing operations) or adversely modify existing restrictions. Changes in Korea, China, United States, and other foreign government policies regarding international trade, including import and export regulation and international trade agreements, may negatively impact our business. Imports are also subject to unpredictable foreign currency variation which may increase our cost of sales. Adverse changes in these import costs and restrictions, or failure by our suppliers to comply with customs regulations or similar laws, could harm our business.
Our operations are also subject to the effects of international trade agreements and regulations, which may impose requirements that adversely affect our business, such as setting quotas on products that may be imported from a particular country.
Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather, or increased security requirements in Korea and other countries. These issues could delay importation of products or require us to locate alternative ports or transportation or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher costs, which could have an adverse impact on our business and financial condition.
If our ability to import goods from overseas is negatively impacted by domestic or international trade regulations (including any future customs requirements, tariffs, and quotas implemented in Korea), our ability to maintain a diverse selection of products for our customers and to be able to timely deliver products consistent with our customers’ expectations could be harmed, which could negatively impact our future revenue and growth.
We operate in a rapidly changing industry and our business model is continuing to evolve, which makes it difficult to evaluate our business and prospects.
The retail industry in which we operate is characterized by rapidly changing regulatory requirements and industry standards and shifting consumer demands. In addition, our business model continues to evolve and we are continuously evaluating our products and services. As a result of our evolving industry and business model, our future results are uncertain and subject to a number of risks and uncertainties, including our ability to plan for and model future growth, expand our business in existing markets, and enter new markets. In addition, we have experienced significant revenue growth in prior periods. You should not rely on the revenue growth of any prior period as an indication of our future performance. Many factors may lead to a decline in our growth rate, including increased competition, slowing demand, a failure by us to continue capitalizing on growth opportunities, higher market penetration, and the maturation of our business, and others, including as discussed elsewhere in this “Risk Factors” section. If we fail to continue to grow, our business could be adversely affected and the price per share of our Class A common stock could decline.
We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies that operate in evolving industries subject to increasing regulation. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations would be adversely affected.
If we are unable to continue to innovate or if we fail to adapt to changes in our industry, our business, financial condition, and results of operations would be adversely affected.
Our industry is characterized by rapidly changing technology, new mobile applications and protocols, new products and services, new media and entertainment content—including user-generated content—and changing consumer demands and trends. Furthermore, our competitors are continuously developing innovations in personalized search and recommendation, online and offline shopping and marketing, communications, social networking, entertainment, logistics, and other services to enhance the customer experience. Our financial performance depends on our ability to identify, originate, and define retail trends, as well as to anticipate, gauge, and react to changing customer preferences in a timely manner, including seasonal trends in customer spending.

As a result, we continue to invest significant resources in our technology, infrastructure, research and development, and other areas in order to enhance our business and operations, as well as to explore new growth strategies and introduce new high-quality products and services. If we offer new merchandise or services that are not accepted by our customers, we may make fewer sales and our revenue may fall short of expectations, our brand and reputation could be adversely affected, and we may incur expenses that are not offset by revenue. We may make substantial investments in such new categories in anticipation of future revenue. If the launch of a new category requires greater investment than we expect, if we are unable to attract suppliers and merchants that produce sufficient high-quality, value-oriented merchandise and services, or if the revenue generated from sales of a new item of merchandise or service grows more slowly or produces lower gross profit than we expect, our results of operations could be adversely impacted. Expansion of our offerings may also strain our management and operational resources. We may also face greater competition in specific categories from e-commerce and traditional retailers that are more focused on such categories. It may be difficult to differentiate our offering from other competitors as we offer additional categories of merchandise and services, and our customers may have additional considerations in deciding whether or not to purchase these additional offerings. In addition, the relative profitability, if any, of new categories of merchandise or services may be lower than we have experienced historically, and we may not generate sufficient revenue from sales of these new items to recoup our investments in them.
Our investments in innovations and new technologies, which may be significant, may not increase our competitiveness or generate financial returns in the short term, or at all, and we may not be successful in adopting and implementing new technologies. Our investments and endeavors to develop new growth initiatives and technologies may be hindered by regulatory scrutiny and limitations. The changes and developments taking place in our industry may also require us to re-evaluate our business model and adopt significant changes to our long-term strategies and business plans.
Any failure to innovate and adapt to these changes and developments would have an adverse effect on our business, financial condition, and results of operations. Even if we timely innovate and adopt changes in our strategies and plans, we may nevertheless fail to realize the intended benefits of these changes or even experience reduced revenue as a result.
If we fail to retain existing suppliers or merchants or to add new suppliers or merchants, or if our existing suppliers or merchants fail to supply high-quality and compliant merchandise in a timely manner, our business, financial condition, and results of operations will be adversely affected.
We depend on our ability to attract and retain merchants that offer high-quality merchandise and services to our customers at attractive prices and in a timely manner to attract new customers and to keep our existing customers engaged and purchasing from our apps and websites. Similarly, we also must attract and retain suppliers to supply merchandise to us for our owned-inventory selection. We must continue to attract and retain suppliers and merchants in order to increase revenue and achieve profitability.
We may experience supplier or merchant attrition in the ordinary course of business, which could lead to a decrease in the volume and/or selection of merchandise available to our customers, resulting in loss of customers to our competitors. Even if we identify new suppliers, we may not be able to purchase desired merchandise in sufficient quantities on terms acceptable to us, and merchandise from alternative sources may be of a lesser quality or more expensive than those from existing suppliers. Similarly, new merchants may not offer the same selection or value to our customers. In addition, we may have disputes with suppliers and merchants with respect to their compliance with our quality control or other policies and measures and the penalties imposed by us for violation of these policies or measures from time to time, which may cause them to cease doing business with us. Any complaints from merchants may in turn result in a negative impact on our brand and reputation. If we experience significant supplier or merchant attrition, or if we are unable to attract new suppliers or merchants, our revenue and results of operations may be materially and adversely affected. Our inability to purchase suitable merchandise on acceptable terms or to source new suppliers and merchants could have an adverse effect on our business, financial condition, and results of operations.
Efforts to increase advertising revenue may impact our sales or results of operations.
Growth in our advertising revenue depends on our ability to continue to develop and offer effective tools for advertisers. New advertising formats that take up more space on our apps and websites may impact customer satisfaction, which could impact our sales. As the advertising market generates and develops new concepts and technology, we may incur additional costs to implement more effective products and tools. Continuing to develop and improve these products and tools may require significant time and resources and additional investment. If we cannot continue to develop and improve our advertising products and tools in a timely fashion, or if our advertising products and tools are not well received by advertisers or customers, our revenue or sales could be adversely affected.

Inventory risks may adversely affect our results of operations.
We are exposed to inventory risks that may adversely affect our results of operations because of seasonality, new product launches, quick changes in product cycles and pricing, defective products, changes in customer demand and spending patterns, changes in customer tastes with respect to our products, spoilage, and other factors. We strive to predict these trends, as overstocking or understocking products we sell could lead to lower sales, missed opportunities, and excessive markdowns, each of which could have a material impact on our business and results of operations. Moreover, once we launch a new product, it may be difficult to determine appropriate product selection and accurately forecast demand, which could increase our inventory risk, resulting in an adverse effect on our business, financial condition, and results of operations.
The seasonality of our business affects our quarterly results and places an increased strain on our operations.
We have historically experienced seasonal fluctuations in our sales, with higher sales volumes associated with Christmas, New Year, Lunar New Year, and Chuseok. Some of these holidays are on the lunar calendar, and thus the associated sales do not always fall in the same quarterly period. We expect to continue to experience seasonal trends in our business, making results of operations variable from quarter to quarter. This variability makes it difficult to predict sales and can result in significant fluctuations in our revenue between periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any failure to stock or restock popular products in sufficient amounts or to develop sufficient fulfillment and delivery capacity to meet customer demand could adversely affect our results of operations. When we overstock products, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could result in lower margins and higher labor costs as a percentage of sales, which would harm our financial performance.
We may also experience increases in our fulfillment and logistics costs due to promotions, split-shipments, changes to our fulfillment and logistics network, and other arrangements necessary to ensure timely delivery during times of high order volume.
If too many customers access our apps or websites within a short period of time due to increased demand, we may experience system interruptions that make our apps or websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we offer or sell and have an adverse effect on our results of operations. In addition, we may be unable to adequately staff our fulfillment and delivery network, including our Coupang Flex partners, EDPs, and customer service centers during these peak periods, which may impact our ability to satisfy seasonal or peak demand. Risks related to our fulfillment and delivery infrastructure described above in the risk factor titled “If we do not successfully operate and manage the expansion of our fulfillment and delivery infrastructure, our business, financial condition, and results of operations could be harmed.” are magnified during the holiday seasons.
We may expand our operations into other countries, which would present new challenges and which may prove unsuccessful and adversely affect our business.
We may expand our operations into other countries, which would present new challenges and which may prove unsuccessful and adversely affect our business. Expansion into additional countries would require significant management attention and resources and would require us to localize our offerings to conform to a wide variety of local cultures, business practices, laws, regulations, and policies. The different commercial and Internet infrastructure in other countries may make it more difficult for us to replicate our business model. We may be competing with local and international companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. If we are not successful in expanding into particular international markets or in generating revenue from such international operations, our business, financial condition, and results of operations may be adversely affected.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
Our success will depend, in part, on our ability to expand our products and services and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses and technologies rather than through organic growth. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. Further, our proceeds from the IPO increase the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Once we have completed an acquisition, we may not be able to successfully integrate the acquired business. We face additional risks in connection with acquisitions, including that:
•an acquisition may negatively affect our financial condition and results of operations because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by stockholders and third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel, or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses, and distract our management;
•an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from us or the acquired company;
•we may encounter difficulties in selling or utilizing any acquired products or services, or we may be unable to do so successfully or at all;
•our use of cash to pay for acquisitions would limit other potential uses for our cash;
•if we incur debt to fund an acquisition, such debt may subject us to material restrictions on our ability to conduct our business, or require us to comply with certain financial maintenance covenants which may adversely affect our ability to conduct our business; and
•if we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease or losses per share may increase.
The occurrence of any of these foregoing risks could have an adverse effect on our business, financial condition, and results of operations.
Our business depends on the continued growth of online commerce and the increased acceptance of online transactions by potential customers.
Online commerce is still developing in Korea. Our future revenue depends substantially on Korean customers, suppliers, merchants, and advertisers accepting the Internet as a way to conduct commerce, to purchase goods and services, and to carry out financial transactions. For us to grow our customer base successfully, more customers, merchants, and suppliers must accept and adopt new ways of conducting business and exchanging information, including through mobile devices. Further, service interruptions in Internet access could prevent customers from accessing our apps or websites and placing orders, and frequent interruptions could discourage customers from using our apps or websites, which could cause us to lose customers and harm our results of operations. In addition, we have no control over the costs of the services provided by the telecommunications operators. For more, see the risk factor titled “Our business depends on network and mobile infrastructure, third-party data center hosting facilities, other third-party providers, and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our apps or websites or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of customers, suppliers, or merchants.”
Acceptance and use of the Internet are critical to our growth and the occurrence of any one or more of the above challenges could have an adverse effect on our business, financial condition, and results of operations.

If the mobile solutions available to our merchants and customers are not effective, the use of our apps, websites, and marketplaces could decline.
Purchases made on mobile devices by customers have increased significantly in recent years. Our suppliers and merchants are also increasingly using mobile devices to operate their businesses on our apps and websites. If we are unable to deliver a rewarding experience on mobile devices, our ability and the ability of our merchants to manage and scale our respective businesses may be harmed and, consequently, our business may suffer.
As new mobile devices and operating systems are released, we may encounter problems in developing or supporting applications for them. In addition, supporting new devices and mobile device operating systems may require substantial time and resources.
The success of our mobile applications could also be harmed by factors outside our control, such as:
•actions taken by providers of mobile operating systems or mobile application download stores;
•unfavorable treatment received by our mobile applications, especially as compared to competing applications, such as the placement of our mobile applications in a mobile application download store;
•increased costs to distribute or use our mobile applications; or
•changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile websites or mobile applications or that give preferential treatment to competitive products.
If merchants and customers encounter difficulty accessing or using our apps or websites on their mobile devices, or if they choose not to use our apps or websites on their mobile devices, our business, financial condition, and results of operations may be adversely affected.
Failure to deal effectively with fraudulent activities on our apps or websites would increase our fraud losses and harm our business and could severely diminish merchant and customer confidence in and use of our services.
We face risks with respect to fraudulent activities on our apps or websites and periodically receive complaints from customers who assert they have not received the goods they purchased or that goods they received were fraudulent, from merchants who may not have received payment for goods that were purchased, or from manufacturers or others who assert that their intellectual property is being infringed.
Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, combat bad customer experiences, and increase customer satisfaction, including encouraging reporting of concerns, gating and monitoring higher-risk activities, evaluating merchants on the basis of their transaction history, and restricting or suspending some merchants, we cannot assure you that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among merchants and customers. We will need to evolve to combat fraudulent activities as they develop. Any failure to so evolve could result in loss of customer trust. At the same time, the implementation of additional measures to address fraud could negatively affect the attractiveness of our offerings to customers and merchants, or create friction in our customers’ experience.
The nature of our food delivery services, including Coupang Eats and Rocket Fresh, could subject us to potential liability for foodborne illnesses experienced by our customers.
Our Coupang Eats service delivers food prepared by independent restaurants and our Rocket Fresh service delivers fresh food to customers. The business of delivering ready-to-eat and fresh food presents risks related to food freshness, cleanliness, and quality. Whether or not they are true, reports of food-borne illnesses could adversely impact our reputation and results of operations, regardless of whether our customers actually suffer such illnesses. Food-borne illnesses and other food safety issues have occurred in the global food industry in the past and could occur in the future. In addition, customer preferences could be affected by health concerns about the consumption of food provided on Coupang Eats and Rocket Fresh, even if those concerns do not directly relate to food items available on our Coupang Eats and Rocket Fresh websites. A negative report, whether related to a delivery under Coupang Eats or Rocket Fresh or to a competitor, may have an adverse impact on demand for food delivery and could result in decreased orders. A decrease in orders as a result of these health concerns could adversely affect our business, financial condition, and results of operations.

Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control. If customers become ill from food-borne illnesses, we and/or merchants on Coupang Eats could be forced to temporarily suspend the Coupang Eats or Rocket Fresh businesses, in whole or in part. Furthermore, any instances of food contamination, whether or not they are related to us, could subject us or restaurants to additional regulations.
The nature of our delivery logistics, including those related to our own delivery services and our services that use independent delivery partners, exposes us to potential liability and expenses for legal claims that could adversely affect our business, financial condition, and results of operations.
We face risks relating to our delivery services. We use independent delivery partners to deliver prepared food and some packages. For example, tens of thousands of individuals have signed up as Coupang Flex partners. Similarly, our Coupang Eats service delivers food prepared by independent restaurants using the services of independent EDPs. Third parties have in the past and could in the future assert legal claims against us relating to safety incidents associated with delivery drivers. Orders made via Rocket Delivery and Coupang Eats are delivered by drivers of motor vehicles. Some drivers delivering orders via these services have been involved in motor vehicle accidents, and some drivers may be involved in motor vehicle accidents in the future.
We believe that our Coupang Flex partners and EDPs are independent contractors because, among other things, they choose whether, when, and where to provide these services, provide these services at days and times that are convenient for them (or not at all), are free to hold other jobs and provide services to our competitors, provide a vehicle to perform delivery services, decide for themselves how best to perform their services, and are under no long-term or exclusive commitment to us. However, if the classification of our Coupang Flex partners and EDPs as independent contractors were to be challenged by legislation, regulation or legal interpretation, the costs associated with defending, settling, or resolving these matters could be material to our business. Further, any such reclassification would require us to change our business model, including our Coupang Eats service, and consequently have an adverse effect on our business, financial condition, and results of operations.
We have incurred and may continue to incur expenses relating to legal claims on these matters. The frequency of such claims is unpredictable. We could experience diversion of attention by management to address these claims, and such claims can result in significant costs to investigate and defend, regardless of their merits. These claims could adversely affect our business, financial condition, and results of operations.
We rely on Coupang Pay to conduct a substantial amount of the payment processing across our business. If Coupang Pay’s services were limited, restricted, curtailed, or degraded in any way, or become unavailable to us or our customers for any reason, our business may be adversely affected.
Coupang Pay provides our customers with convenient payment processing. These services are critical to our business. We rely on the convenience and ease of use that Coupang Pay provides to our customers and merchants. If the quality, utility, convenience, or attractiveness of Coupang Pay’s services declines for any reason, the attractiveness of our offerings to customers and merchants could be harmed.
Coupang Pay is subject to a number of risks, if they were to materialize, that could materially and adversely affect its ability to provide payment processing services to us, including, but not limited to:
•dissatisfaction with Coupang Pay’s services or lower use of Coupang Pay by customers and merchants;
•increasing competition, including from other established companies, payment service providers, and companies engaged in other financial technology services;
•changes to rules or practices applicable to payment systems that link to Coupang Pay;
•breach of customers’ privacy and concerns over the use and security of information collected from customers and any related negative publicity or liability relating thereto;
•service outages, system failures, or failure to effectively scale the system to handle large and growing transaction volumes;
•increasing costs to Coupang Pay, including fees charged by banks to process transactions through Coupang Pay, which would also increase our cost of revenue;

•negative news about and social media coverage on Coupang Pay, its business, its service offerings, or matters relating to Coupang Pay’s data security and privacy; and
•failure to manage customer funds accurately or loss of customer funds, whether due to employee fraud, security breaches, technical errors, or otherwise.
Coupang Pay’s services are highly regulated. Coupang Pay is required to comply with numerous complex and evolving laws, rules, and regulations, particularly in the areas of online and mobile payment services. In addition, as Coupang Pay expands the type and reach of its services within Korea and into international markets, it will become subject to additional legal and regulatory risks and scrutiny.
Increases in food, energy, labor, and other costs could adversely affect our results of operations.
Factors such as inflation, increased food costs, increased labor and employee benefit costs, increased rental costs, and increased energy costs may increase our operating costs and those of our suppliers and independent contractors. Many of the factors affecting suppliers and independent contractors are beyond the control of these parties. In many cases, these increased costs may cause suppliers and independent contractors to spend less time providing services to our customers or to seek alternative sources of income. Likewise, these increased costs may cause suppliers and independent contractors to pass costs on to us and our customers by increasing prices, which would likely cause order volume to decline, and may cause suppliers or independent contractors to cease operations altogether.
We rely on our merchants to provide a fulfilling experience to our customers.
Our marketplace provides many small- and medium-sized businesses with access to customers across Korea. Aggregating their products in one convenient forum provides convenience to customers and an increased business opportunity to merchants. We have policies and procedures to protect both merchants and customers on our marketplace. However, we do not control the merchants, who are independent, third-party businesses. In most cases, the merchants provide fulfillment and arrange for third-party delivery of the orders placed by our customers.
A small portion of customers complain to us about their experience with our merchants. For example, customers may report that they have not received the items that they purchased, that the items received were not as represented by a merchant, or that a merchant has not been responsive to their questions or complaints. We have customer service resources to process such complaints, but we cannot guarantee that these resources have or will resolve all concerns. Similarly, we occasionally identify merchants who are unable to fulfill orders within a timeframe or in a manner consistent with customer expectations.
Negative publicity and sentiment generated as a result of these types of complaints or any associated enforcement action taken against merchants could reduce our ability to attract and retain our merchants and customers or damage our reputation. A perception that our levels of responsiveness and support for our merchants and customers are inadequate could have similar results. In some situations, we may choose to reimburse our customers for their purchases, but we may not be able to recover the funds we expend for those reimbursements. Although we focus on enhancing customer service, our efforts may be unsuccessful and our merchants and customers may be disappointed in their experience and not return.
Anything that prevents the timely processing of orders or delivery of goods to our customers could harm our merchants. Service interruptions and delivery delays may be caused by events that are beyond the control of our merchants, such as transportation disruptions, natural disasters, inclement weather, terrorism, public health crises, or political unrest. Additionally, disruptions in the operations of a substantial number of our merchants could also result in negative experiences for a substantial number of our customers, which could harm our reputation and brand. If our customers have a negative experience in the purchase of these products, whether due to quality or timing of delivery, our business, financial condition, and results of operations could be adversely affected.
Failure by our suppliers or merchants to comply with product safety, intellectual property, or other laws may subject us to liability, damage our reputation and brand, and harm our business.
Much of the merchandise we sell on our apps and websites are subject to regulation by Korean laws or administrative agencies. Failure of our suppliers to provide merchandise that complies with all applicable laws, including, without limitation, product safety and intellectual property regulations and statutes, could result in liability, damage to our reputation and brand, increased enforcement activity or litigation, and increased legal costs.

Certain merchandise in the past has been, and could in the future be, subject to recalls and other remedial actions. Such recalls and voluntary removal of merchandise could result in, among other things, lost sales, diverted resources, potential harm to our reputation, and increased customer service costs and legal expenses, which could have an adverse effect on our business, financial condition, and results of operations.
We have in the past become subject to fair trade claims and regulatory actions relating to allegedly false statements on our apps or websites about merchandise and their quality and have been fined by the Korea Fair Trade Commission.
Similarly, failure of our merchants to provide merchandise that complies with all applicable laws could result in liability relating to our marketplace, damage to our reputation and brand, increased enforcement activity or litigation, and increased legal costs.
We have in the past been subject to third-party lawsuits and complaints relating to some of our suppliers’ and merchants’ use of parallel importing, which allows them, other than those with exclusive sale rights in Korea, to also sell merchandise of a particular brand in Korea, so long as the merchandise is purchased from a valid source outside of Korea and the supply chain is documented. We cannot assure you that we will be successful in defending against these claims.
We have also received in the past, and we may receive in the future, communications alleging that certain items provided by suppliers or listed by merchants on our apps and/or websites infringe upon third-party copyrights, trademarks, and trade names or other intellectual property rights of others. Although we have sought to prevent and eliminate the listings of such goods, they may be listed on our apps or websites in the future and we may be held liable to those parties claiming an infringement of their intellectual property rights. Although we have a service quality management team that is responsible for monitoring reports of listing, display, and sales of pirated, counterfeited, prohibited, regulated, or faulty merchandise and services, such items may nevertheless be listed, displayed, or sold on our apps or websites and may subject us to potential lawsuits, sanctions, fines, or other penalties, which could adversely affect our business. For more, see “Risks Related to Intellectual Property—We may be accused of infringing intellectual property rights of third parties.”
Changes to our customer satisfaction program could increase our expenses.
Our customer satisfaction program protects customers from fraudulent transactions, as well as if they do not receive the items ordered or if the items received are significantly different from their descriptions. The risk of loss from our customer satisfaction program is specific to individual customers and transactions, and may also be impacted by modifications to this program resulting from changes in regulatory requirements, or changes that we decide to implement, such as expanding the scope of transactions covered. Increases in our expenses, including as a result of changes to our customer satisfaction program, could negatively impact our business.
We are subject to payment-related risks, and if payment processors are unwilling or unable to provide us with payment processing services or impose onerous requirements on us in order to access their services, or if they increase the fees they charge us for these services, our business, financial condition, and results of operations could be adversely affected.
We accept payments using a variety of methods, including credit and debit cards, money transfers, and Coupang Pay. For certain payment methods, including credit and debit cards, we pay bank interchange and other fees. These fees may increase over time, which would increase our operating costs and adversely affect our results of operations. We use third parties to provide payment processing services, including the processing of credit and debit cards. Our business may be disrupted for an extended period of time if any of these companies becomes unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and/or lose our ability to accept credit and debit card payments from customers or facilitate other types of online payments, and our business could be harmed. Moreover, although the payment gateways we use are contractually obligated to indemnify us with respect to liability arising from fraudulent payment transactions, if such fraudulent transactions are related to credit card transactions and become excessive, they could potentially result in our losing the right to accept credit cards for payment. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected.
Government regulation of the Internet, e-commerce, and mobile commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could adversely affect our business, financial condition, and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce, and mobile commerce (“m-commerce”). Existing, proposed, and future regulations and laws could change our liabilities and impede the growth of the Internet, e-commerce, or m-commerce. These regulations and laws may involve taxes, tariffs, consumer protection, privacy and data security, anti-spam, content protection, electronic contracts and communications, and gift cards, among other topics. It is not clear how existing laws governing issues such as property ownership, fair trade, sales and other taxes, and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce, and m-commerce. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation or our business or result in proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our apps and websites by customers and merchants, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.
Any failure to protect our apps, websites, networks, and systems against security breaches or otherwise protect our confidential information could damage our reputation and brand and adversely affect our business, financial condition, and results of operations.
Our business employs websites, networks, and systems through which we collect, maintain, transmit, and store data about our customers, merchants, suppliers, advertisers, and others, including personally identifiable information, as well as other confidential and proprietary information. We rely on encryption and authentication technology in an effort to securely transmit confidential and sensitive information. We have taken steps to protect the security, integrity, and confidentiality of the information we collect, store, or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts. Our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches, or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our apps, websites, networks, and systems, or that we otherwise maintain. We may not be able to anticipate or prevent all types of attacks, and techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. If security breaches occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation, or regulatory action and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have an adverse effect on our business, financial condition, and results of operations.

We are also subject to regulations relating to privacy and use of confidential information of our users, including, among others, the Personal Information Protection Act and related legislation, regulations and orders (the “PIPA”), the Act on the Promotion of Information and Communications Network Utilization and Protection of Information Act (Korea), and the Credit Information Act in Korea that specifically regulates certain sensitive personal information. PIPA requires consent by the consumer with respect to the use of his or her data and requires the persons responsible for management of personal data to take the necessary technological and managerial measures to prevent data breaches and, among other duties, to notify the Personal Information Protection Commission of any data breach incidents within 24 hours. Failure to comply with PIPA in any manner may subject these persons responsible to personal liability for not obtaining such consent in an appropriate manner or for such breaches, including even negligent breaches, and violators face varying penalties ranging from monetary penalties to imprisonment. We strive to take the necessary technological and managerial measures to comply with PIPA, including the implementation of privacy policies concerning the collection, use, and disclosure of subscriber data on our apps and websites, and we regularly review and update our policies and practices. Despite these efforts to comply with PIPA, these rules are complex and evolving, subject to interpretation by government regulators which may change over time and therefore we are subject to the risk of claims by regulators of failure to comply with PIPA. Any failure, or perceived failure, by us to comply with such policies, laws, regulations, and other legal obligations and regulatory guidance could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions, including criminal proceedings, against us and certain of our executive officers by governmental entities or others or other liabilities. Any such claim, proceeding, or action, could hurt our reputation, brand, and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and merchants, and could have an adverse effect on our business, financial condition, and results of operations.
In addition, the California Consumer Privacy Act of 2018 (the “CCPA”), which came into effect in 2020, creates individual privacy rights for certain persons and increases the privacy and security obligations of entities handling certain personal data. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data are used. Failure to comply with the CCPA creates additional risks including enforcement by the California attorney general, private rights of actions for certain data breaches, and damage to reputation. The CCPA may increase our compliance costs and potential liability with respect to our operations in California. Additionally, a new California ballot initiative, the California Privacy Rights Act, was voted into law in November 2020, which will impose additional data protection obligations on companies doing business in California and would create a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security.
In addition, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective in May 2018. The GDPR may impose additional obligations and risk upon our business, and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the obligations imposed by the governments of the foreign jurisdictions in which we do business or seek to do business and we may be required to make significant changes in our business operations, all of which may adversely impact our business.
We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business. In addition, legislative and regulatory bodies, or self-regulatory organizations, may expand or change their interpretations of current laws or regulations, or enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection, and consumer protection. Any such changes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategy effectively and may harm our ability to attract new customers or retain existing customers, or otherwise adversely affect our business, financial condition, and results of operations.
Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such practices could adversely affect our business, financial condition, and results of operations.

Our business depends on network and mobile infrastructure, third-party data center hosting facilities, other third-party providers, and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our apps or websites or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of customers, suppliers, or merchants.
A key element of our strategy is to generate a high volume of traffic on, and use of, our apps and websites. Our reputation and ability to attract, retain, and serve our customers are dependent upon the reliable performance of our apps and websites and the underlying network infrastructure. As our customer base and the amount of information shared on our apps and websites continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers and equipment and related network infrastructure to handle the traffic on our apps and websites. The operation of these systems is complex and could result in operational failures. In the event that the volume of traffic of our customers exceeds the capacity of our current network infrastructure or in the event that our customer base or the amount of traffic on our apps and websites grows more quickly than anticipated, we may be required to incur significant additional costs to enhance the underlying network infrastructure. Interruptions or delays in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, undetected errors, design faults, or other unexpected events or causes, could affect the security or availability of our apps and websites and prevent our customers from accessing our apps and websites. If sustained or repeated, these performance issues could reduce the attractiveness of our products and services. In addition, the costs and complexities involved in expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems. Any interruption or inadequacy that causes performance issues or interruptions in the availability of our apps or websites could reduce customer satisfaction and result in a reduction in the number of customers purchasing our products and services.
We depend on the development and maintenance of the Internet and mobile infrastructure. This includes maintenance of reliable Internet and mobile infrastructure with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet and mobile access. We also use and rely on services from other third parties, such as our telecommunications services and credit card processors, and those services may be subject to outages and interruptions that are not within our control. Failures by our telecommunications providers may interrupt our ability to provide phone support to our customers and distributed denial-of-service attacks directed at our telecommunication service providers could prevent customers from accessing our apps or websites. In addition, we have in the past and may in the future experience down periods where our third-party credit card processors are unable to process the online payments of our customers, disrupting our ability to receive customer orders. Our business, financial condition, and results of operations could be adversely affected if for any reason the reliability of our Internet, telecommunications, payment systems, and mobile infrastructure is compromised.
We offer our products through our apps and websites using the data centers of Amazon Web Services ("AWS"), a provider of cloud infrastructure services. We rely on the Internet to communicate with our customers and merchants and, accordingly, depend on the continuous, reliable, and secure operation of Internet servers, related hardware and software, and network infrastructure. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS and its configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party Internet service providers transmit. Furthermore, we have no physical access or control over the services provided by AWS and we cannot quickly or easily switch our operations to another third-party cloud infrastructure service provider. A prolonged AWS service disruption affecting our apps or websites could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs in connection with switching to or using alternative cloud services or taking other actions in preparation for, or in reaction to, events that impact our ability to use AWS services. Damage or interruptions to these data centers could harm our business. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our apps and websites.

AWS enables us to access and use its service offerings in varying amounts and sizes, and across multiple regions. AWS provides us with cloud infrastructure services pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement for any reason by providing us with at least two years’ notice. AWS may also terminate the agreement for cause upon 30 days’ notice, which, in certain instances, is subject to our right to issue an escalation notice, if (i) we are in material breach of the agreement and the material breach remains uncured for a period of 30 days from receipt of notice of such breach, (ii) our use of the service offerings under the agreement (a) poses a security risk to the AWS service offerings or any third party, (b) risks adversely impacting AWS’ systems, the AWS service offerings, or the systems or content of any other AWS customer, or (c) risks subjecting AWS or its affiliates to liability, and in each case, such acts or omissions that are curable are not cured within such 30 day period, (iii) we or our end users are not in compliance with the AWS acceptable use policy or the licensing terms and restrictions set out in the agreement, and such acts or omissions that are curable are not cured within such 30 day period, (iv) we fail to resolve a dispute involving payment of fees, and the disputed amount is not paid within a defined escalation period, except that AWS must first use commercially reasonable efforts to complete a dispute resolution process before terminating the agreement under such provision, and (v) in order to comply with applicable law or binding orders of governmental entities. AWS may also discontinue a service offering that it makes generally available to its customers by providing us with at least 12 months’ prior notice, except that AWS is not obligated to provide such notice if the discontinuation is necessary to address an emergency or threat to the security or integrity of AWS, respond to claims, litigation, or loss of license rights related to third-party intellectual property rights, or to comply with law or the requests of a government entity. AWS agrees that it will not make any such discontinuation in a manner that applies only to us, and not to the other AWS customers generally or to a subset of AWS customers. Termination or suspension of the AWS agreement or the underlying service offerings may harm our ability to access data centers we need to host our apps and websites or to do so on similar terms as those we have with AWS.
We also rely on e-mail service providers, bandwidth providers, Internet service providers, and mobile networks to deliver e-mail and “push” communications to customers and to allow customers to access our apps and websites. Any damage to, or failure of, our systems or the systems of our third-party data centers or our other third-party providers could result in interruptions to the availability or functionality of our apps and websites. As a result, we could lose customer data and miss order fulfillment deadlines, which could result in decreased sales, increased overhead costs, excess inventory, and product shortages. If for any reason our arrangements with our data centers or third-party providers are terminated or interrupted, such termination or interruption could adversely affect our business, financial condition, and results of operations. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging for new facilities, technology, services, and support. In addition, the failure of our third-party data centers or any other third-party providers to meet our capacity requirements could result in interruption in the availability or functionality of our apps and websites.
The satisfactory performance, reliability, and availability of our apps, websites, transaction processing systems, and technology infrastructure are critical to our reputation and our ability to attract and retain customers, as well as to maintain adequate customer service levels. Our revenue depend on the number of customers who shop on our apps and websites and the volume of orders that we can handle. Unavailability of our apps or websites or reduced order fulfillment performance would reduce the volume of goods sold and could also materially and adversely affect customer perception of our brand. Any slowdown or failure of our apps, websites, or the underlying technology infrastructure could harm our business, reputation, and ability to attract, retain, and serve our customers.
The occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close our third-party data centers on which we normally operate or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our apps and websites. If a natural disaster, pandemic, such as the COVID-19 pandemic, blackout, or other unforeseen event were to occur that disrupted the ability to obtain an Internet connection, we may experience a slowdown or delay in our operations.
In addition, certain of our hardware, including data servers, are located at an offsite data center, and certain other equipment is located within our headquarters. Such infrastructure systems are vulnerable to damage or interruption as a result of war, floods, fires, power loss, telecommunications failures, human error, and other similar events. While we have some limited disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our disaster recovery and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur, our business, financial condition, and results of operations may be adversely affected.

We are subject to claims, litigation, governmental audits, inspections, investigations, and various legal proceedings, and face potential liability, expenses for legal claims, and harm to our business.
From time to time, we are subject to claims, litigation, governmental audits, inspections, investigations, and other legal proceedings relating to issues such as employment and labor, worker classification and assignment, worker pay, hours and benefits, labor relations including union and collective bargaining issues, employment authorization and immigration, worker safety, intellectual property (including patent, trademark and copyright), product safety, personal injury, privacy, information security, tax compliance, import/export regulations, foreign exchange regulations, licenses and permits, food safety, medical products, drugs and devices, financial services, antitrust and fair trade matters, consumer protection, and environmental issues. See the section titled “Business—Legal Proceedings” for additional information about these types of legal proceedings.
We are also subject to investigations by Korean government authorities, including an investigation alleging that we violated the Korean Act on Fair Transactions in Large Retail Business and Monopoly Regulation and Fair Trade Act. The complaint claimed, among other issues, that we engaged in unfair returns of LG Household & Healthcare (“LGHH”) products, illegally requested that LGHH disclose confidential business information, and unfairly refused to do business with LGHH. In addition, current and former employees have raised and may raise allegations with the MOEL or the Occupational Health Safety and Health Agency relating to employment and labor issues. Examples of such issues include pay, hours, breaks, time off, unfair dismissal, health and safety, and union activities.
We intend to vigorously defend each of the legal proceedings described above and believe we have meritorious defenses to each. However, legal proceedings are inherently uncertain, and any judgment, ruling, fine, penalty or injunctive relief entered against us or any adverse settlement in these or other future matters could result in harm to our reputation, sanctions, consent decrees, injunctions, or orders requiring a change in our business practices or otherwise negatively affect our business, results of operations, and financial condition. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.
Our business could be disrupted by catastrophic occurrences and similar events.
Our business and the infrastructure on which our business relies is vulnerable to damage or interruption from catastrophic occurrences, such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events, including those related to hostilities between North Korea and Korea, disease, such as the COVID-19 pandemic, and similar events. Our Korean corporate offices and certain of the data centers in which we operate are located in regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our cloud providers could result in disruptions, outages, and other performance and quality problems. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be seriously harmed.
The forecasts of market opportunity and market growth included in this Form 10-Q may prove to be inaccurate, and, even if these forecasts materialize, we cannot assure you our business will grow at similar rates, if at all.
Estimates of market opportunity and forecasts of market growth are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including due to the recent impacts from the COVID-19 pandemic. The estimates in this Form 10-Q of the size of the markets that we may be able to address and the forecasts in this Form 10-Q relating to the expected growth in e-commerce and m-commerce are subject to many assumptions and may prove to be inaccurate. These segments of the retail market may not grow at the rates that we forecast. We may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the estimates of market opportunity and forecasts of market growth included in this Form 10-Q should not be taken as indicative of our future growth.

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity and debt financings and revenue generated from our business. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support the development of our various apps and websites and expansion of our commercial offerings, and will require additional funds for such development and expansion. We may need additional funding for marketing expenses and to develop and expand sales resources, develop new features or enhance our marketplace or other offerings, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we might need or may want to engage in future equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our apps and websites, support our business growth and respond to business challenges could be significantly impaired, and our business, financial condition, and results of operations may be adversely affected.
The terms of any additional debt we may incur in the future could restrict our ability to effectively conduct our operations. Furthermore, if we raise capital through the issuance of additional equity securities, the new equity securities could have rights senior to those of our Class A common stock. Because our decision to raise additional capital will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future debt or equity financings, or terms on which any such financings may be completed.
Restrictions in our new revolving credit facility could adversely affect our operating flexibility.
In February 2021, we entered into a new senior unsecured revolving credit facility. The new revolving credit facility limits our ability to, among other things:
•incur or guarantee additional debt;
•make certain investments and acquisitions;
•make certain restricted payments and prepayments of certain indebtedness;
•incur certain liens or permit them to exist; and
•make fundamental changes and dispositions (including dispositions of equity interests of any subsidiary guarantors).
The new revolving credit facility also contains covenants requiring us to maintain certain financial ratios. In addition, the new revolving credit facility is guaranteed on a senior unsecured basis by certain material restricted subsidiaries of Coupang, Inc. (including Coupang Corp.), subject to customary exceptions. The provisions of our new revolving credit facility may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. As a result, restrictions in our new revolving credit facility could adversely affect our business, financial condition, and results of operations. In addition, a failure to comply with the provisions of our new revolving credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of outstanding amounts under our new revolving credit facility is accelerated, our assets may be insufficient to repay such amounts in full, and our common stockholders could experience a partial or total loss of their investment. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
We have identified certain material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting, our ability to timely and accurately report our financial condition and results of operations in compliance with reporting requirements applicable for public companies in the United States could be impaired, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

As a public company, we are required to maintain internal control over financial reporting and to evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our annual report on Form 10-K for the year ended December 31, 2022, we will be required to provide a management report on internal control over financial reporting, as well as an attestation of our independent registered public accounting firm to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act. In 2019, we identified certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In the course of preparing our consolidated financial statements for 2019, we identified material weaknesses in the design and effectiveness of our internal control over financial reporting related to a lack of appropriately designed inventory processes and systems, inadequate review controls over the classification of certain proceeds received from vendors, and inadequate review of the accounting conclusions relating to our convertible notes. These weaknesses resulted in material adjustments to our 2018 consolidated financial statements. During 2020, we completed our remediation efforts related to these material weaknesses and have concluded that these material weaknesses no longer exist as of December 31, 2020. Our completion of the remediation of these material weaknesses does not provide assurance that the remediation or other controls will continue to operate effectively in the future.
Additionally, as part of our readiness efforts in 2020 for future compliance with Section 404 of the Sarbanes-Oxley Act, we have also commenced the process of performing risk assessments, documenting our processes, performing evaluations, and enhancing our internal control where appropriate. In the course of this process, we also identified certain additional material weaknesses in our internal control over financial reporting relating to (i) the design and effectiveness of information technology general controls, (ii) inadequate segregation of duties, and (iii) inadequate internal control over the timely preparation and review of account reconciliations. We have concluded that these material weaknesses arose because we did not have sufficient qualified accounting resources, formalized processes, and policies necessary to satisfy the accounting and financial reporting requirements of a public company. Following review of these issues and their effect on our consolidated financial statements, we have determined that these material weaknesses did not result in material adjustments to our 2019 consolidated financial statements.
We are actively engaged in the remediation of each of the outstanding material weaknesses, including utilizing the assistance of outside advisors where appropriate, through the performance of the following actions, including: (i) continuing to hire qualified finance and IT employees with appropriate skills and public company experience, (ii) providing additional training for our personnel on internal control over financial reporting, (iii) implementing new and enhancing existing processes and policies, (iv) implementing processes and controls to better identify and manage segregation of duties, and (v) implementing and enhancing information technology processes and internal control.
Our remediation efforts of these outstanding material weaknesses are ongoing. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the internal control deficiencies that led to our material weaknesses, that the material weaknesses will be remediated on a timely basis, or that additional material weaknesses will not be identified in the future. If the steps we take do not remediate the outstanding material weaknesses in a timely manner, there could continue to be a possibility that these control deficiencies or others could result in a material misstatement of our annual or interim consolidated financial statements. Further, our current internal control over financial reporting and any additional internal control over financial reporting that we develop may become inadequate because of changes in conditions in our business. Additionally, weaknesses in our disclosure controls and procedures and internal control over financial reporting may be discovered in the future.
The process of designing and implementing internal control over financial reporting required to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act will be time consuming and costly. If during the evaluation and testing process we identify additional material weaknesses in our internal control over financial reporting or determine that these existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be adversely affected, and we could become subject to litigation or investigations by the New York Stock Exchange (the “NYSE”), the SEC, Korean authorities, or other regulatory authorities, which could require additional financial and management resources.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and the NYSE regarding our internal control over financial reporting. We may not complete needed improvements to our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the price per share of our Class A common stock could decline.
We are a public reporting company subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations will require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting for the year ended December 31, 2022. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting. If our management is unable to certify the effectiveness of our internal control or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal control over financial reporting, or if we identify or fail to remediate any significant deficiencies or material weaknesses in our internal control such as those described more fully above, we could be subject to regulatory scrutiny and a loss of public confidence, which could seriously harm our reputation, and the price per share of our Class A common stock could decline. Further, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, our business could be adversely affected and the price per share of our Class A common stock price could decline.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of Exchange Act, the corporate governance requirements of the NYSE, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business, financial condition, and results of operations.
We may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have invested and will continue to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities.
In addition to changes in the legal landscape, we intend to innovate in our existing business and expand into new business opportunities. These new business opportunities could present new and unfamiliar legal risks. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We also expect that being a public company that is subject to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly members who can serve on our audit committee and compensation committee, and qualified executive officers.
As a result of the disclosure obligations required of a public company, our business and financial condition are more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and could adversely affect our business, financial condition, and results of operations. In addition, as a public company, we may be subject to heightened governmental scrutiny or actions or proceedings brought by governmental regulators, which may exacerbate some or all of the foregoing risks.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and stockholders’ equity/deficit, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventories and cost of sales, leases, equity-based compensation expense and valuation of the underlying awards, fair value measurements including common unit valuations and embedded derivative instruments. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, and cause the price per share of our Class A common stock to decline.
Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws, could subject us to penalties and other adverse consequences.
We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other partners or representatives fail to comply with these laws and governmental authorities seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, results of operations, and financial condition.
We have implemented an anti-corruption compliance program and policies, procedures, and training, however, our employees, consultants, contractors, and agents, and companies to which we outsource certain of our business operations, may take actions in violation of our policies or applicable law. Any such violation could have an adverse effect on our reputation, business, results of operations, and prospects.
Any violation of applicable anti-corruption laws or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, and severe criminal or civil sanctions, any of which could have a materially adverse effect on our reputation, business, financial performance, and results of operations. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
A failure to comply with current laws, rules and regulations or changes to such laws, rules, and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations, or business growth.
Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules, and regulations or the promulgation of new laws, rules, and regulations applicable to us and our business, including those relating to the Internet and e-commerce, Internet advertising and price display, consumer protection, economic and trade sanctions, tax, payments, foreign exchange regulations, banking, data security, network and information systems security, data protection, and privacy. As a result, regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for our offerings, limit marketing methods and capabilities, affect our margins, increase costs, or subject us to additional liabilities.

Additionally, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet and e-commerce that may relate to liability for information retrieved from or transmitted over the Internet, display of certain taxes and fees, online editorial and user-generated content, user privacy, data security, network and information systems security, behavioral and online advertising, taxation, liability for third-party activities, quality of services, and consumer protection. Further, the growth and development of e-commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.
Likewise, the U.S. and foreign regulatory authorities continue to enforce economic and trade regulations. Trade sanctions relate to transactions with designated foreign countries and territories, as well as specifically targeted individuals and entities that are identified on blacklists, and those owned by them or those acting on their behalf. Although we have policies and procedures in place designed to promote compliance with these laws and regulations, our employees, partners, or agents could take actions in contravention of our policies and procedures, or violate applicable laws or regulations. In the event our controls should fail, or we are found to be not in compliance for other reasons, we could be subject to monetary damages, civil and criminal monetary penalties, withdrawal of business licenses or permits, litigation, and damage to our reputation and the value of our brand.
Additionally, the law relating to liability of online service providers is currently unsettled. Lawmakers and governmental agencies have in the past and could in the future require changes in the way our business is conducted that might create increased legal liability for online retailers and service providers. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations.
Our results of operations and financial condition may be adversely affected by governmental regulation and associated environmental and regulatory costs.
Our business is subject to a wide range of laws and regulations related to environmental and other matters. Such laws and regulations have become increasingly stringent over time. We may experience increased costs due to stricter pollution control requirements or liabilities resulting from noncompliance with operating or other regulatory standards. New regulations, such as those relating to the storage, transportation, and delivery of the products that we sell, might adversely impact operations or make them more costly. In addition, as an owner and operator of commercial real estate, we may be subject to liability under applicable environmental laws for clean-up of any contamination at our facilities. We cannot be sure that we have identified all such contamination, that we know the full extent of our obligations with respect to contamination of which we are aware, or that we will not become responsible for additional contamination not yet discovered. It is possible that material costs and liabilities will be incurred, including those relating to claims for damages to property and persons and the environment. Unfavorable changes in, failure to comply with, or increased costs to comply with environmental laws and regulations could adversely affect our results of operations and financial condition.
Risks Related to Labor and Employment
If we are unable to recruit, train, and retain qualified personnel or sufficient workforce while controlling our labor costs, our business may be materially and adversely affected.
Our future success depends, to a significant extent, on our ability to recruit, train, and retain qualified personnel, particularly technical, fulfillment, marketing, infrastructure, customer service center, and other back office functions and operational personnel. Since our industry is characterized by high demand and intense competition for talent and labor, we can provide no assurance that we will be able to attract or retain qualified staff or other highly skilled employees that we will need to achieve our strategic objectives.
Our fulfillment infrastructure requires a substantial number of workers, and these positions tend to have higher than average turnover. We have observed an overall tightening of the labor market and an emerging trend of shortage of labor supply. Failure to hire and retain capable fulfillment, delivery personnel, and other labor support may lead to underperformance of these functions and cause disruption to our business. Labor costs in Korea have increased in connection with heightened scrutiny of workplace conditions in connection with the COVID-19 pandemic. Therefore, to maintain and enhance our competitiveness, we may from time to time need to adjust certain elements of our operations in response to evolving economic conditions, political climate, and business needs. These adjustments, however, may not be sufficient to allow us to address the various challenges we face or improve our results of operations and financial performance as expected.

Any failure to address these fulfillment infrastructure risks and uncertainties could materially and adversely affect our financial conditions and results of operations.
We are subject to fair trade, labor, employment, and workplace health and safety laws and regulations in Korea and other jurisdictions, which continue to evolve and have and will continue to affect some of our operations and our financial performance.
We have a workforce consisting of thousands of employees and independent contractors. We are subject to laws and regulations relating to labor and employment, including requirements on how we recruit, hire, employ, manage, train, discipline, and separate employees and independent contractors in all jurisdictions where we do business, which include both Korea and the United States.
We have been and will continue to be subject to inspections, investigations, disputes, and litigation relating to these labor and employment laws and regulations.
Additional laws and regulations affecting our operations may be adopted in the future, including as a result of the COVID-19 pandemic. The impact of any new laws or regulations or our failure to comply with these laws and regulations may adversely affect our business, financial condition, and results of operations.
Union activities could affect our business.
The Constitution of the Republic of Korea provides workers with rights to collective bargaining and collective action. Currently, some of our workforce are members of a labor union, with which we are currently negotiating a collective bargaining agreement. Unionization of more of our employees or any of our EDPs or Coupang Flex partners may occur and could have an adverse impact on our business, financial condition, or results of operations.
Our business could be adversely affected from an accident, safety incident, or workforce disruption.
Our delivery and fulfillment processes and related activities, as well as our last mile delivery logistics activities are subject to significant regulation. For example, Korean laws and regulations specify very broad and technical safety and health obligations on the employer and service recipient company. Breach of such obligations could result in penalties, such as criminal sanctions, administrative fines, and corrective measure orders. The MOEL may also order work suspension or use suspension of machinery/equipment if it identifies harmful or dangerous conditions in the workplaces. A breach of the above obligations by the employer or the service recipient company may result in potential civil liability. If we are unable to timely adapt to changing norms and requirements around maintaining a safe workplace during the COVID-19 pandemic could cause employee illness, accidents, or worker discontent.
While we maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident resulting from our fulfillment or last mile delivery activities. Further, negative publicity related to workforce safety, including our continuing response to the COVID-19 pandemic could have an adverse effect on our business, prospects, financial condition, and results of operations.
Risks Related to Doing Business in Korea
There are special risks involved with investing in Korean companies, including the possibility of restrictions being imposed by the Korean government in emergency circumstances, accounting and corporate disclosure standards that differ from those in other jurisdictions, and the risk of direct or vicarious criminal liability for executive officers of our Korean affiliates.
Our wholly-owned subsidiary, Coupang Corp., is a Korean company, and Coupang Corp. and its Korean affiliates operate in a business and cultural environment that is different from that of other countries. For example, under the Foreign Exchange Transaction Act of Korea, if the Korean government determines that in certain emergency circumstances, including sudden fluctuations in interest rates or exchange rates, extreme difficulty in stabilizing the balance of payments or substantial disturbance in the Korean financial and capital markets are likely to occur, it may impose any necessary restriction such as requiring Korean or foreign investors to obtain prior approval from the Minister of Economy and Finance of Korea prior to entering into a capital markets transaction, repatriating interest, dividends or sales proceeds arising from Korean securities or from the disposition of such securities or other transactions involving foreign exchange. Although investors hold shares of our Class A common stock, Coupang Corp. may experience adverse risks and in turn could adversely impact our business, prospects, financial condition, and results of operations and could lead to a decline in the price per share of our Class A common stock.

We also have significant subsidiaries in Korea that have statutory financial statement filing requirements. They are subject to disclosure requirements by the Korean regulators, which will involve periodical public filings of financial information under local accounting standards. These local accounting standards may differ from those of U.S. GAAP.
In addition, under Korean law, there are circumstances in which certain executive officers of a company may be investigated or held criminally liable either directly or vicariously for the actions of the company and its executives and employees. For example, complaints alleging infringement of intellectual property rights, breaches of certain Korean laws (e.g., labor standards laws and fair trade laws), and product-related claims may be investigated and prosecuted as criminal offenses with both the company and the company’s executive officers being named as defendants in such proceedings. These risks change over time.
As a result of these current and changing risks, our Korean affiliates’ executive officers have in the past been named, and may be named in the future, in criminal investigations or proceedings stemming from our operations. In Korea, company executive officers being named in such investigations or proceedings is a common occurrence, even though in practice many such cases result in no liability to the individual. If our executive officers were to be named in such criminal proceedings or held either directly or vicariously criminally liable for the actions of the company and its executives and employees, our business, financial condition, and results of operations may be harmed.
Coupang Corp.’s transactions with its subsidiaries and affiliates may be restricted under Korean fair trade regulations.
Coupang Corp. enters into business relationships and transactions with its subsidiaries and affiliates, which are subject to scrutiny by the Korean Fair Trade Commission (“KFTC”) as to, among other things, whether such relationships and transactions constitute undue financial support among companies in the same business group. If, in the future, the KFTC determines that Coupang Corp. has engaged in transactions that violate the fair trade laws and regulations, it may be subject to an administrative and/or criminal fine, surcharge or other actions, which may have an adverse effect on our business, financial condition, and results of operations.
As of May 1, 2021, our Korean subsidiary, Coupang Corp., and a group of companies affiliated with it have been designated an affiliated group under Korean law, which would require that group of companies to make certain disclosures and implement additional corporate governance requirements.
As of May 1, 2021, our Korean subsidiary, Coupang Corp., and a group of companies affiliated with it have been designated as a business group subject to disclosure under the Korean Monopoly Regulation and Fair Trade Act. Such a designation imposes additional corporate governance and public disclosure requirements on this group of affiliated companies. These requirements will create additional costs of compliance and will subject this group of affiliated companies to greater regulatory scrutiny and risk of penalties for any failure to comply with the additional obligations imposed.
Coupang Corp. is subject to certain requirements and restrictions under Korean law that may, in certain circumstances, require it to act in a manner that may not be in our or our stockholders’ best interest.
Under applicable Korean law, directors of a Korean company, such as Coupang Corp., owe a fiduciary duty to the company itself rather than to its stockholders. This fiduciary duty obligates directors of a Korean company to perform their duties faithfully for the good of the company as a whole. As a result, if circumstances arise in which the good of Coupang Corp., conflicts with the good of Coupang, Inc. or our stockholders, Coupang Corp. may not be permitted under applicable Korean law to act in a manner that is in the best interest of Coupang, Inc., as its parent, or our stockholders. For example, providing guarantees or collateral by Coupang Corp. in favor of Coupang, Inc., as its parent, without a justifiable cause and on other than arm’s length terms may cause breach of a fiduciary duty of directors to Coupang Corp.
Approval by the board of directors of a Korean company is required for, among other things, all transactions between a director or major stockholder (including a 10% or more stockholder) and the company for the director’s or the major stockholder’s account. As a result, intercompany transactions between us and Coupang Corp. (or any other Korean subsidiary we may own, from time to time), could arise in the future in which the directors of the Korean subsidiary are not able to act in ours or our stockholders’ best interest as a result of competing interests of the subsidiary. Since substantially all of our operations are conducted by Coupang Corp., any such occurrence with respect to Coupang Corp. could adversely affect our business, financial condition, and results of operations.

Coupang Corp.’s transactions with related parties are subject to close scrutiny by the Korean tax authorities, which may result in adverse tax consequences.
Under Korean tax law, there is an inherent risk that Coupang Corp.’s transactions with its subsidiaries, affiliates or any other person or company that is related to us may be challenged by the Korean tax authorities if such transactions are viewed as having been made on terms that were not on an arm’s-length basis. If the Korean tax authorities determine that any of its transactions with related parties were on other than arm’s-length terms, it may not be permitted to deduct as expenses, or may be required to include as taxable income, any amount which is found to be undue financial support between related parties in such transaction, which may have adverse tax consequences for us and, in turn, may adversely affect our business, financial condition, and results of operations.
A focus on regulating copyright and patent infringement by the Korean government subjects us to extra scrutiny in our operations and could subject us to sanctions, fines, or other penalties, which could adversely affect our business and operations in Korea.
The Korean government has recently focused on addressing copyright and patent infringement in Korea, particularly with respect to luxury and brand name merchandise. Despite measures we have taken to address copyright and patent infringement, the Korean government may subject us to sanctions, fines, or other penalties, which could adversely affect our business and operations in Korea.
Our business may be adversely affected by developments that negatively impact the Korean economy and uncertainties in economic conditions that impact spending patterns of our customers in Korea.
We have historically generated a substantial majority of our revenue from sales in Korea. Our future performance will depend in large part on Korea’s future economic growth. Adverse developments in Korea’s economy as a result of various factors, including economic, political, legal, regulatory, and social conditions in Korea may have an adverse effect on customer spending, which may not allow us to achieve our desired revenue growth. The economic indicators in Korea in recent years have shown mixed signs of growth and uncertainty, and in 2020, the Korean and global economies were affected as a result of the COVID-19 pandemic. As a result, future growth of the Korean economy is subject to many factors beyond our control, including developments in the global economy.
The Korean economy is closely tied to, and is affected by developments in, the global economy. In recent years, adverse conditions and volatility in the worldwide financial markets, fluctuations in oil and commodity prices, and the COVID-19 pandemic, have contributed to the uncertainty of global economic prospects in general and have adversely affected, and may continue to adversely affect, the Korean economy. Due to liquidity and credit concerns and volatility in the global financial markets, the value of the KRW relative to the USD and other foreign currencies and the stock prices of Korean companies have fluctuated significantly in recent years. Further declines in the Korea Composite Stock Price Index, large amounts of sales of Korean securities by foreign investors, and subsequent repatriation of the proceeds of such sales may adversely affect the value of the KRW, the foreign currency reserves held by financial institutions in Korea, and the ability of Korean companies to raise capital. Any future deterioration of the Korean economy or the global economy could adversely affect our business, financial condition, and results of operations.
Potential developments that could have an adverse impact on Korea’s economy include:
•declines in customer confidence and a slowdown in customer spending;
•adverse conditions or developments in the economies of countries and regions that are important export markets for Korea, such as China, the United States, Europe, and Japan, or in emerging market economies in Asia or elsewhere, including as a result of deteriorating economic and trade relations between the United States and China and increased uncertainties resulting from the United Kingdom’s exit from the European Union;
•adverse changes or volatility in foreign currency reserve levels, commodity prices (including oil prices), exchange rates (including fluctuation of the KRW, the USD, the euro or other exchange rates, or the revaluation of the Chinese Renminbi), interest rates, inflation rates, or stock markets;
•increased sovereign default risk of select countries and the resulting adverse effects on the global financial markets;
•investigations of large Korean business groups and their senior management for possible misconduct;

•a continuing rise in the level of household debt and increasing delinquencies and credit defaults by retail and small- and medium-sized enterprise borrowers in Korea;
•the continued emergence of the Chinese economy, to the extent its benefits (such as increased exports to China) are outweighed by its costs (such as competition in export markets or for foreign investment and the relocation of the manufacturing base from Korea to China), as well as a slowdown in the growth of China’s economy, which is one of Korea’s most important export markets;
•the economic impact of any pending or future free trade agreements or of any changes to existing free trade agreements;
•social or labor unrest;
•substantial changes in the market prices of Korean real estate;
•a decrease in tax revenue and a substantial increase in the Korean government’s expenditures for fiscal stimulus measures, unemployment compensation, and other economic and social programs that, together, would lead to an increased government budget deficit;
•financial problems or lack of progress in the restructuring of certain Korean conglomerates, certain other large troubled companies, or their suppliers;
•loss of investor confidence arising from corporate accounting irregularities and corporate governance issues concerning certain Korean conglomerates;
•increases in social expenditures to support an aging population in Korea or decreases in economic productivity due to the declining population size in Korea;
•geopolitical uncertainty and risk of further attacks by terrorist groups around the world;
•the occurrence of severe health epidemics in Korea or other parts of the world, such as the COVID-19 pandemic;
•deterioration in economic or diplomatic relations between Korea and its trading partners or allies, including deterioration resulting from territorial or trade disputes or disagreements in foreign policy (such as the ongoing trade disputes with Japan);
•political uncertainty or increasing strife among or within political parties in Korea;
•hostilities or political or social tensions involving oil producing countries in the Middle East and North Africa and any material disruption in the global supply of oil or increase in the price of oil;
•an increase in the level of tensions or an outbreak of hostilities between North Korea and Korea or the United States;
•political or social tensions involving Russia and any resulting adverse effects on the global supply of oil or the global financial markets;
•natural or man-made disasters that have a significant adverse economic or other impact on Korea or its major trading partners; and
•changes in financial regulations in Korea.
Fluctuations in exchange rates could result in foreign currency exchange losses to us.
The value of the KRW and other currencies against the USD has fluctuated, and may continue to fluctuate and is affected by, among other things, changes in political and economic conditions. It is difficult to predict how market forces or Korean or U.S. government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate between the KRW and the USD in the future.
A substantial percentage of our revenue and costs are denominated in KRW and the Chinese Renminbi, and a significant portion of our financial assets are also denominated in KRW, while a substantial portion of our debt is denominated in USD. We are a holding company and we may receive dividends, loans and other distributions on equity paid by our operating subsidiaries in Korea. Any significant fluctuations in the value of the KRW may materially and adversely affect our liquidity and cash flows. For example, the depreciation of the KRW and other foreign currencies against the USD typically results in a material increase in the cost of fuel and equipment purchased from outside of Korea and the cost of servicing debt denominated in currencies other than the KRW. As a result, any significant depreciation of the KRW or other major foreign currencies against the USD may have a material adverse effect on our results of operations. If we decide to convert our KRW into USD for the purpose of repaying principal or interest expense on our outstanding USD-denominated debt, making payments for dividends on our Class A common stock, or other business purposes, depreciation of the KRW or other foreign currencies against the USD would have a negative effect on the USD amount we would receive. Conversely, to the extent that we need to convert USD into KRW for our operations, appreciation of the KRW against the USD would have an adverse effect on the KRW amount we would receive.
Tensions with North Korea could have an adverse effect on our business, financial condition, results of operations, and the price per share of our Class A common stock.
Relations between Korea and North Korea have fluctuated over the years. Tension between Korea and North Korea may increase or change abruptly as a result of current and future events. In particular, there have been heightened security concerns in recent years stemming from North Korea’s nuclear weapon and ballistic missile programs as well as its hostile military actions against Korea.
North Korea’s economy also faces severe challenges, which may further aggravate social and political pressures within North Korea. Since April 2018, North Korea has held a series of bilateral summit meetings with Korea and the United States to discuss peace and denuclearization of the Korean peninsula. However, North Korea has since resumed its missile testing, heightening tensions, and the outlook of such discussions remains uncertain.
Further tensions in North Korean relations could develop due to a leadership crisis, breakdown in high-level inter-Korea contacts or military hostilities. Alternatively, tensions may be resolved through reconciliatory efforts, which may include peace talks, alleviation of sanctions or reunification. We cannot assure you that future negotiations will result in a final agreement on North Korea’s nuclear program, including critical details such as implementation and timing, or that the level of tensions between Korea and North Korea will not escalate. Any increase in the level of tension between Korea and North Korea, an outbreak in military hostilities or other actions or occurrences, could adversely affect our business, prospects, financial condition, and results of operations and could lead to a decline in the price per share of our Class A common stock.
New legislative proposals may expose our business to additional risks from litigation, regulation, and government investigations.
We are subject to changing laws and regulations everywhere we do business, including in Korea. For example, on September 28, 2020, the Korean Ministry of Justice announced (i) a proposed amendment to the Korean Commercial Code to adopt a punitive damages system that would apply generally to all areas of business, and (ii) a proposed bill to introduce a class action litigation system in Korea.
Previously, punitive or exemplary damages have been available in Korea only in specific business fields. The proposed legislation would broaden the potential availability of such damages. Similarly, the proposal relating to class actions would make such litigation applicable to a broader scope of cases, would allow for a Korean style discovery process, jury trials in many cases, and would apply to claims whose cause arose before the bill’s enactment.
Additionally, on September 28, 2020, the KFTC introduced a proposed bill entitled the “Fair Online Platform Intermediary Transactions Act.” This proposed act is intended to augment the existing legal framework under the Monopoly Regulation and Fair Trade Act of Korea to regulate competition and fairness issues arising in the business of online platforms. This proposed act would enhance liability of online platform operators to merchants, suppliers, and customers.
Also, on January 8, 2021, the main session of the Korean National Assembly passed a draft Bill on Punishment for Serious Accidents, etc. (the “Serious Accidents Act”). The Serious Accidents Act will come into effect on January 27, 2022 for businesses (or places of work) with 50 or more employees. The Serious Accidents Act seeks to impose enhanced liability (including criminal liability) on businesses, managers, and individuals who are responsible for causing loss of life by failing to fulfill duties relating to workplace safety and health or risk prevention. The Serious Accidents Act provides the potential for criminal punishment, public disclosure of punishment, and monetary damages, including punitive damages up to five times the actual damages suffered. The Serious Accidents Act would extend potential liability to a wider group of persons than under existing law, including those who oversee safety and health matters for the business concerned and also general managers of the business.

These are just some examples of how our business could be affected by changing regulations. If these proposals are enacted and implemented, our Korean subsidiary, Coupang Corp. (and its Korean subsidiaries), could face substantial costs and management could be required to spend significant time and attention on these matters, which would divert our focus from our core business. This could adversely affect our business, financial condition, and results of operations.
As Coupang Corp. is incorporated in Korea, it may be more difficult to enforce judgments obtained in courts outside Korea.
Coupang Corp. is incorporated in Korea, most of its directors and executive officers reside in Korea, and a substantial majority of its assets and the personal assets of its directors and executive officers are located in Korea. As a result, it may be more difficult for investors to effect service of process in the United States upon it or its directors or executive officers or to enforce against it or its directors or executive officers judgments obtained in U.S. courts predicated upon civil liability provisions of the federal or state securities laws of the United States or similar judgments obtained in other courts outside Korea. There is doubt as to the enforceability in Korean courts, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities predicated solely upon the federal and state securities laws of the United States.
Risks Related to Intellectual Property
We may not be able to adequately protect our intellectual property rights.
The protection of our intellectual property rights may require the expenditure of significant financial, managerial, and operational resources. The steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights. Any of our current or future patents, trademarks or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Our pending patent and trademark applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time-consuming, and the amount of compensation for damages can be limited in certain jurisdictions. Further, we may not be able to prosecute or otherwise obtain all necessary or desirable patent or trademark applications at a reasonable cost or in a timely manner. Even if issued, these patents or trademarks may not adequately protect our intellectual property, as the legal standards relating to the validity, enforceability and scope of protection of patent, trademark and other intellectual property rights are applied on a case-by-case basis and it is generally difficult to predict the results of any litigation relating to such matters. Additionally, others may independently develop or otherwise acquire equivalent, “design-around” or superior technology or intellectual property rights. We may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel, which may materially and adversely affect our business, financial condition, and results of operations.
We may be accused of infringing intellectual property rights of third parties.
Although our terms of use prohibit the sale of counterfeit items or any items infringing upon third parties’ intellectual property rights in our marketplace and we have implemented measures to exclude goods that have been determined to violate our terms of use, we may not be able to detect and remove every item that may infringe on the intellectual property rights of third parties. As a result, we have received in the past, and may receive in the future, complaints alleging that certain items listed or sold on our apps or websites infringe upon the intellectual property rights of third parties, which could lead to actual disputes and lawsuits relating to intellectual property infringement.
The e-commerce industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation or investigations for many companies. We are currently party to litigation or disputes related to intellectual property rights of third parties, and we expect we will continue to be subject to such litigation, disputes, and investigations in the future, some of which may be material. Any intellectual property litigation or investigations to which we might become a party, or for which we are required to provide indemnification, may require us to, among other things, (i) cease selling certain products, (ii) make substantial payments for legal fees, settlement payments, or other costs or damages, (iii) change our processes or technology, obtain license(s), which may not be available on reasonable terms or at all, to use the relevant technology or process, or (iv) redesign the allegedly infringing processes to avoid infringement, misappropriation or violation.
Whether or not these claims are resolved in our favor, they could divert the resources of our management and adversely affect our reputation, business, financial condition, and results of operations.

Some of our software and systems contain open source software, which may pose particular risks to our proprietary software and solutions.
We use, and expect to continue to use, open source software in our software and systems. The licenses applicable to open source software typically require that the source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. From time to time, we may face claims from third parties of infringement of their intellectual property rights, or demanding the release or license of the open source software or derivative works that we developed using such software (which could include our proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. We have not conducted an open source license review and may inadvertently use open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in the licensing of our technologies or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement or change the use of the implicated open source software. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities, or other contractual protections with respect to the software (for example, non-infringement or functionality). Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our apps or websites and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have an adverse effect on our business, financial condition, and results of operations.
Risks Related to Taxes
Changes in the tax treatment of companies engaged in e-commerce may adversely affect the commercial use of our apps and websites and our financial results.
The Korean National Tax Service or the Korean Ministry of Economy and Finance may attempt to introduce new tax regimes in alignment with the Korean government’s recent international-tax overhaul attempt to address the tax challenges arising from the digitalization of the economy including e-commerce. This may lead the Korean government to impose additional or new regulations on our business or levy additional or new sales, income or other taxes relating to our activities. New or revised tax regulations may subject us or our customers to additional sales, income, and other taxes. We cannot predict the effect of current attempts to impose sales, income, or other taxes on e-commerce. New or revised taxes could increase the cost of doing business online and decrease the attractiveness of advertising and selling merchandise and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material and adverse effect on our business, financial condition, and results of operations.
Because of our organizational structure, we may be subject to U.S. federal income tax on our non-U.S. income as well as non-U.S. withholding taxes on distributions from non-U.S. affiliates.
We are a Delaware corporation that is treated as a domestic corporation for U.S. federal income tax purposes. Under the rules of the Internal Revenue Code of 1986, as amended (the “Code”), we may be subject to U.S. federal income tax on a substantial portion of any income earned by our non-U.S. affiliates, regardless of whether that income is distributed to us, although it may be possible to offset some or all of any U.S. tax liability with credits for non-U.S. income taxes paid by the non-U.S. affiliates. These rules are extremely complicated, and their impact on us will depend on the results of our future operations and cannot be predicted or quantified at this time. In addition, although we do not anticipate paying any cash dividends in the foreseeable future, in the event that we were to pay dividends we will likely require distributions from our non-U.S. affiliates, which distributions could be subject to withholding taxes imposed by their respective jurisdictions.

Future changes to tax laws could materially and adversely affect us and reduce net returns to our stockholders.
Our tax treatment is subject to changes in tax laws, regulations, and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration, and the practices of tax authorities in jurisdictions in which we operate. The income tax rules in the jurisdictions in which we operate are constantly under review by taxing authorities and other governmental bodies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or our stockholders. We are unable to predict what tax proposals may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations and where we or our subsidiaries are organized or resident for tax purposes, and increase the complexity, burden and cost of tax compliance. We urge investors to consult with their legal and tax advisers regarding the implication of potential changes in tax laws on an investment in our Class A common stock.
We may experience fluctuations in our tax obligations and effective tax rate, which could materially and adversely affect our results of operations.
We are subject to taxes in the United States, Korea, China, and Singapore. We record tax expenses based on current tax payments and our estimates of future tax payments, which may include reserves for estimates on uncertain tax positions. We may be subject to audit and the results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes to existing accounting rules or regulations or by changes to our ownership or capital structures. Fluctuations in our tax obligations and effective tax rate could materially and adversely affect our results of business, financial condition, and results of operations.
Our Korean and U.S. affiliates’ ability to use net operating loss carryforwards may be limited.
Under the Korean tax law, net operating losses (“NOLs”) can be carried forward and deducted from taxable income for up to 15 years from the year in which the tax losses were incurred. While the utilization of NOL carryforwards per year is generally limited to 60% of taxable income in the year of utilization (except for certain small and medium-sized enterprises), there is no annual limitation on the use of NOLs in the event of an ownership change. As of December 31, 2020, our Korean affiliates had accumulated NOL carryforwards of approximately $3.1 billion. Our Korean affiliates’ ability to utilize its NOLs depends on their ability to generate sufficient taxable income to absorb the tax benefits within the carry-forward period.
As of December 31, 2020, our U.S. affiliates had U.S. federal NOL carryforwards of approximately $50 million due to prior period losses. Under the U.S. Tax Cuts and Jobs Act of 2017 as modified by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs will be limited to 80% of taxable income in taxable years beginning after December 31, 2020. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, including credits, to offset its post-change taxable income or taxes may be limited. We have not completed an analysis to determine whether any such limitations have already been triggered or will be triggered as a result of the IPO. We may also experience ownership changes as a result of future shifts in our share ownership, some of which are outside our control. Therefore, as a result of ownership changes, our U.S. affiliates’ ability to use current NOLs and other pre-change tax attributes to offset post-change taxable income or taxes could be subject to limitation. In addition, for U.S. federal income tax purposes, NOLs incurred in taxable years beginning prior to January 1, 2018 can be carried forward to the following twenty taxable years, and different periods may apply for U.S. state and local income tax purposes. We will be unable to use NOLs if we do not attain profitability sufficient to offset available NOLs prior to their expiration. For state and local income tax purposes in certain jurisdictions, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, the Governor of California signed into law the 2020 Budget Act which imposed limits on the usability of California state net operating losses to offset taxable income and the utilization of research tax credits to $5.0 million annually in tax years beginning after 2019 and before 2023.

Our international operations may subject us to greater than anticipated tax liabilities.
The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our consolidated financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with Bom Suk Kim, who beneficially holds all of our Class B common stock representing in the aggregate 76.5% of the voting power of our capital stock.
All of our shares of Class B common stock, which has 29 votes per share, are beneficially held by Bom Suk Kim, our Founder and Chief Executive Officer. Our Class A common stock, which is the stock we list on the NYSE, has one vote per share. Our Class A common stock and Class B common stock vote together as a single class on all matters, except as otherwise required by applicable law or our certificate of incorporation. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon any transfer, whether or not for value, except certain transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in our certificate of incorporation. Upon any conversion of shares of Class B common stock into shares of Class A common stock, the voting power of any existing holder of Class A common stock in any vote of the Class A common stock voting separately as a class will be diluted to the extent of the additional shares of Class A common stock issued as a result of the conversion, but because there will be fewer shares of Class B common stock outstanding as a result of such a conversion, the voting power of any existing holder of Class A common stock in any vote of all shares of capital stock voting together as a class will increase because there will be fewer shares of the higher vote Class B common stock outstanding. Because of the 29-to-one voting ratio between our Class B and Class A common stock, the Class B common stock held by Mr. Kim will represent, in the aggregate, 76.5% of the combined voting power of our capital stock. The control by Mr. Kim of a majority of the combined voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may defer, prevent, or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Mr. Kim also has the ability to control our management and major strategic investments as a result of his position as our Chief Executive Officer. Although Mr. Kim owes a fiduciary duty to our stockholders as a board member and officer, as a stockholder, Mr. Kim is entitled to vote his shares in his own interest, which may not always be in the interest of our stockholders generally.

We cannot predict the effect our dual class structure may have on the price per share of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. The dual class structure of our common stock would make us ineligible for inclusion in these and certain other indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may adversely affect our value compared to similar companies that are included in such indices. As a result, the price per share of our Class A common stock could decline or remain depressed.
In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock could cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could cause the price per share of our Class A common stock to decline.
The market price of shares of our Class A common stock may be volatile, which could cause the value of your investment to decline.
The stock market in general, and the market for stocks of technology companies in particular, has been highly volatile. As a result, the market price of shares of our Class A common stock is likely to be volatile, and investors in our Class A common stock may experience a decrease, which could be substantial, in the price of their Class A common stock or the loss of their entire investment for a number of reasons, including reasons unrelated to our operating performance or prospects. The market price of shares of our Class A common stock could be subject to wide fluctuations in response to a broad and diverse range of factors, including those described elsewhere in this “Risk Factors” section and this Form 10-Q and the following:
•actual or anticipated fluctuations in our results of operations;
•overall performance of the equity markets and the economy as a whole;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow us, or our failure to meet these estimates or the expectations of investors;
•actual or anticipated changes in our growth rate relative to that of our competitors;
•changes in the anticipated future size or growth rate of our addressable markets;
•announcements of new products, or of acquisitions, strategic partnerships, joint ventures, or capital-raising activities or commitments, by us or by our competitors;
•additions or departures of board members, management, or key personnel;
•rumors and market speculation involving us or other companies in our industry;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to data privacy and cyber security in Korea or globally;
•lawsuits or investigations threatened or filed against us;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;
•health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases or viruses; and
•sales or expectations with respect to sales of shares of our Class A common stock by us or our security holders.

In addition, stock markets with respect to newly public companies, particularly companies in the technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, companies that have experienced volatility in the trading price for their stock have been subject to securities class action litigation. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, financial condition, and results of operations.
An active public market for our Class A common stock may not be sustained, and you may not be able to resell your shares of Class A common stock.
An active trading market for our Class A common stock may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.
Future sales of our Class A common stock in the public market could cause the price per share of our Class A common stock to decline.
Sales of a substantial number of shares of Class A common stock into the public market, particularly sales by our directors, executive officers, or principal stockholders, or the perception that these sales might occur, could cause the price of our Class A common stock to decline. As of March 31, 2021, we had 1,557,739,938 shares of Class A common stock outstanding, including the shares issued and sold in the IPO, which are freely tradable, without restriction, in the public market.
Subject to certain customary exceptions, we, all of our directors, executive officers, and certain holders of our Class A common stock have entered into lock-up agreements with the underwriters of the IPO. The lock-up agreements restrict our directors, executive officers, and certain holders of our Class A common stock from transferring certain shares of our Class A common stock and securities exercisable for or convertible into shares of our Class A common stock for a period of up to 180 days after March 10, 2021, subject to certain exceptions, without the prior consent of Goldman Sachs & Co. LLC. Subject to compliance with Rule 144, shares of our Class A common stock as well as shares subject to outstanding options will be eligible for sale in the public market in the near future in accordance with the lock-up agreements. Shares held by our directors, executive officers, and certain holders will be subject to volume limitations under Rule 144 of the Securities Act, and various vesting agreements.

Date Available for Sale in the Public Market	Condition	Number of Shares of Class A Common Stock Available for Sale
Four trading days following the release of our first public release of quarterly financial results following the date of our IPO final prospectus on March 10, 2021 (the “Final Prospectus Date”), such release date being May 18, 2021.	(a) The lock-up party was an employee of the Company (excluding officers of the Company who are subject to Section 16 of the Exchange Act and their affiliates) as of December 31, 2020 (collectively, the “Early Release Employee Group”) and (b) the closing price of the Class A common stock on the NYSE equals or exceeds $35.00 per share (the “IPO Price”) for both of (i) at least 5 trading days in the 10-day trading day period immediately prior to our first public release of quarterly financial results following the IPO Final Prospectus date, such earnings release date being May 12, 2021 (the “First Earnings Release Date”), and (ii) the first trading day immediately following the First Earnings Release Date.	All lock-up obligations with respect to the Early Release Employee Group end. As of February 26, 2021, this represents an estimated 24.6 million shares (not including the shares that were released with the first lock-up release on March 18, 2021).

Four trading days following the release of our first public release of quarterly financial results following the Final Prospectus Date, such release date being May 18, 2021.	(a) The lock-up party is an officer of the Company who is subject to Section 16 of the Exchange Act (other than Mr. Kim and his affiliates) and (b) the Third Release Trigger has been satisfied.	A number of shares equal to 25% of the outstanding securities held by the officers of the Company subject to Section 16 of the Exchange Act (other than Mr. Kim and his affiliates) as of the First Earnings Release Date following the Final Prospectus Date (such release date being May 18, 2021), including any shares held by any trust for the direct or indirect benefit of a lock-up party or of an immediate family member of the lock-up party, in each case to the extent received in their capacity as an employee of the Company. As of February 26, 2021, this represents an estimated 0.7 million shares.
The ninetieth (90th) calendar day following the Final Prospectus Date, such date being June 8, 2021.	(a) The lock-up party is (i) a director of the Company, other than Mr. Kim or (ii) a stockholder of the Company who held preferred units of the Company prior to the IPO and who was not a selling stockholder in the IPO ((i) and (ii) collectively, the “Other Investor Group”) and (b) the closing price of the Class A common stock on the NYSE equals or exceeds $46.55, 133% of the IPO Price, for both of (x) at least 5 trading days in the 10-day trading day period from May 21, 2021 through and including June 4, 2021 and (y) June 4, 2021.	A number of shares equal to 10% of the outstanding shares held by the Other Investor Group prior to the IPO and shares issued to the Other Investor Group in connection with the conversion of convertible notes in connection with our IPO. As of February 26, 2021, this represents an estimated 128.7 million shares.
The second trading day following our public release of quarterly results for the second completed fiscal quarter following the Final Prospectus Date.		This represents the remainder of the securities.
In addition, as of March 31, 2021, approximately 69.7 million shares of our Class A common stock that are either subject to outstanding options and RSUs, or reserved for future issuance under our equity incentive plans are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of Class A common stock are sold, or if it is perceived that they will be sold, in the public market, the price per share of our Class A common stock could decline.
The holders of approximately 1,355.2 million shares of our Class A and Class B common stock, or approximately 78% of our total outstanding Class A and Class B common stock (based upon the number of shares outstanding as of March 31, 2021), are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could cause the price per share of our Class A common stock to decline.

Our business and financial performance may differ from any projections that we disclose or any information that may be attributed to us by third parties.
From time to time, we may provide guidance via public disclosures regarding our projected business or financial performance. However, any such projections involve risks, assumptions, and uncertainties, and our actual results could differ materially from such projections. Factors that could cause or contribute to such differences include, but are not limited to, those identified in this “Risk Factors” section, some or all of which are not predictable or within our control. Other unknown or unpredictable factors also could adversely impact our performance, and we undertake no obligation to update or revise any projections, whether as a result of new information, future events, or otherwise. In addition, various news sources, bloggers, and other publishers often make statements regarding our historical or projected business or financial performance, and you should not rely on any such information even if it is attributed directly or indirectly to us.
If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
The trading market for our Class A common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or describe us or our business in a negative manner, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. In addition, if we fail to meet the expectations and forecasts for our business provided by securities analysts, our stock price could decline.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors, and could be restricted by regulatory capital requirements. In addition, the terms of our new revolving credit facility and our senior secured term loan facility contain restrictions on our ability to pay dividends. There are also certain regulations that restrict the ability of some of our subsidiaries to pay dividends to us. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States as the exclusive forums for certain disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation, or our bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions, and we cannot assure that the provisions will be enforced by a court in those other jurisdictions.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our certificate of incorporation and bylaws provide that we will indemnify our directors, officers, and other agents, in each case to the fullest extent permitted by Delaware law.
In addition, as permitted by Section 145 of the DGCL, our bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:
•we will indemnify our directors, officers, employees, agents, and other legal representatives (and persons serving in such capacities with other business enterprises at our request), to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that, if required by Delaware law, such directors or officers will undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•we will not be obligated pursuant to our bylaws to indemnify any director, officer, employee, or agent with respect to proceedings initiated by such person, except with respect to proceedings authorized by our board of directors;
•we may advance expenses, as incurred, to our other agents in connection with defending a proceeding, on such terms and conditions as our board of directors deems appropriate;
•the rights conferred in our bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons; and
•we may not amend, repeal, or modify our bylaw provisions to reduce our indemnification obligations to directors, officers, employees, and agents without the prior written consent of such person.
Item 2.   Unregistered Sales of Securities and Use of Proceeds
Sales of Unregistered Securities
From January 1, 2021 through March 10, 2021 (the date of the Final Prospectus), we granted to our directors, officers, and employees an aggregate of 3,380,737 RSUs and 6,607,891 options under our 2011 Plan.
From January 1, 2021 through March 10, 2021, we issued and sold to our officers and employees an aggregate of 22,900,819 shares of common stock upon the exercise of options issued under our 2011 Plan at a weighted-average exercise price of $1.70 for an aggregate exercise price of $39 million.
None of the foregoing transactions involved any underwriters, underwriting discounts, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds
The Registration Statement on Form S-1 (File No. 333-253030) for our IPO of our Class A common stock was declared effective by the SEC on March 10, 2021. The Registration Statement on Form S-1 registered an aggregate of 130,000,000 shares of our Class A common stock (30,000,000 of which were held by selling stockholders). On March 15, 2021, we closed our IPO, in which we sold 100,000,000 shares of our Class A common stock at a public offering price of $35.00 per share for an aggregate offering price of approximately $3.5 billion. The selling stockholders sold 30,000,000 shares of our Class A common stock at a public offering price of $35.00 per share for an aggregate offering price of approximately $1.1 billion. Upon completion of the sale of the shares of our Class A common stock referenced in the preceding sentences, our IPO terminated.
We received net proceeds from our IPO of approximately $3.4 billion after deducting underwriting discounts of $69 million (not including approximately $22 million in underwriting discounts paid by the selling stockholders) and other offering costs of $14 million. We did not receive any proceeds from the sale of shares by the selling stockholders in our IPO. We intend to use the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO to acquire businesses, products, services, or technologies. We intend to invest the net proceeds from the offering that are not used as described above in investment-grade, interest-bearing instruments. The representative of the underwriters of our IPO was Goldman Sachs & Co. LLC. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or any affiliates other than payments in the ordinary course of business.
There has been no material change in the planned use of proceeds from our IPO as described in the Final Prospectus.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Not applicable.

Item 6.   Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.
3.2	Bylaws of the Registrant.
4.1	Sixth Amended and Restated Registration Rights Agreement, by and among the Registrant and certain of its stockholders, dated December 21, 2018.	S-1	333-253030	4.1	February 12, 2020
10.3	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-253030	10.3	February 12, 2020
10.4+	Coupang, LLC Third Amended and Restated 2011 Equity Incentive Plan, as amended, and related form agreements	S-8	333-254117	99.1	March 11, 2021
10.5+	Coupang, Inc. 2021 Equity Incentive Plan, and related form agreements.	S-1/A	333-253030	10.5	March 1, 2021
10.6+	Employment Agreement, by and between the Registrant and Bom Suk Kim.
10.7+	Employment Agreement, by and between the Registrant and Gaurav Anand.
10.8+	Employment Agreement, by and between the Registrant and Hanseung Kang.
10.9+	English Translation of Employment Agreement, by and between Coupang Corp. and Daejun Park, dated January 1, 2021.
10.10+	Employment Agreement, by and between Coupang Global, LLC and Thuan Pham.
10.11+	Employment Agreement, by and between the Registrant and Harold Rogers.
10.12
Revolving Credit and Guaranty Agreement, dated as of February 27, 2021, among Coupang, Inc. as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

18.1	Preferability Letter on Change in Accounting Principle
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan
*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Coupang, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Michael Parker
Michael Parker
Chief Accounting Officer (Principal Accounting Officer)

Dated: May 13, 2021