Form 10-Q
period 2021-06-30
Coupang, Inc.
filed 2021-08-16
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2021, there were 1,560,782,244 shares of the registrant’s Class A common stock and 174,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2021

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
•our ability to maintain and improve our market position;
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
•the anticipated cost of food, energy, labor, and other costs associated with our business, including the losses and costs associated with the fire that damaged our Deokpyeong fulfillment center;
•the increased expenses associated with being a public company;
•the outcomes of any claims, litigation, governmental audits, inspections, and investigations;
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
In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares/units)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$4,284,933	$1,251,455
Restricted cash	171,321	144,949
Accounts receivable, net	129,043	71,257
Inventories	1,230,414	1,161,205
Other current assets	212,462	211,848
Total current assets	6,028,173	2,840,714

Long-term restricted cash	4,430	4,898
Property and equipment, net	1,055,732	1,017,947
Operating lease right-of-use assets	1,238,697	1,011,255
Goodwill	4,090	4,247
Long-term lease deposits and other	243,388	188,271
Total assets	$8,574,510	$5,067,332
Liabilities, redeemable convertible preferred units and stockholders'/members’ equity (deficit)
Current liabilities:
Accounts payable	$3,199,812	$2,907,918
Accrued expenses	129,946	115,606
Deferred revenue	71,962	65,259
Short-term borrowings	172,368	156,678
Current portion of long-term debt	470,404	67,576
Current portion of long-term operating lease obligations	245,864	207,196
Other current liabilities	245,470	212,477
Total current liabilities	4,535,826	3,732,710

Long-term debt	4,132	353,342
Long-term operating lease obligations	1,072,241	859,477
Convertible notes	—	589,851
Defined severance benefits and other	159,682	135,203
Total liabilities	5,771,881	5,670,583

Commitments and contingencies (Note 9)
Redeemable convertible preferred units, no par value; no units authorized, issued or outstanding, and no liquidation preference as of June 30, 2021; 1,448,632,049 units authorized, 1,372,898,443 units issued, 1,329,464,982 units outstanding, and aggregate liquidation preference of $3,584,028 as of December 31, 2020	—	3,465,611
Stockholders'/members’ equity (deficit)
Common units, no par value; no units authorized, issued or outstanding as of June 30, 2021; 264,166,544 units authorized, 114,566,705 units issued, and 105,822,205 units outstanding as of December 31, 2020	—	45,122
Class A common stock, $0.0001 par value, 10,000,000,000 shares authorized and 1,560,775,682 shares issued and outstanding as of June 30, 2021; Class B common stock, $0.0001 par value, 250,000,000 shares authorized and 174,802,990 shares issued and outstanding as of June 30, 2021; no shares of Class A and Class B common stock authorized, issued and outstanding as of December 31, 2020	173	—
Additional paid-in capital	7,749,463	25,036
Accumulated other comprehensive loss	(25,446)	(31,093)
Accumulated deficit	(4,921,561)	(4,107,927)
Total stockholders'/members’ equity (deficit)	2,802,629	(4,068,862)
Total liabilities, redeemable convertible preferred units and stockholders'/members’ equity (deficit)	$8,574,510	$5,067,332
The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net retail sales	$3,994,506	$2,421,448	$7,801,549	$4,657,910
Net other revenue	483,608	192,632	883,425	369,429
Total net revenues	4,478,114	2,614,080	8,684,974	5,027,339

Cost of sales	3,819,620	2,174,345	7,293,974	4,157,309
Operating, general and administrative	1,173,430	534,953	2,173,252	1,038,885
Total operating cost and expenses	4,993,050	2,709,298	9,467,226	5,196,194

Operating loss	(514,936)	(95,218)	(782,252)	(168,855)

Interest income	1,907	3,082	2,847	8,245
Interest expense	(5,848)	(26,196)	(30,671)	(52,711)
Other income (expense), net	373	16,366	(3,453)	6,125
Loss before income taxes	(518,504)	(101,966)	(813,529)	(207,196)

Income tax expense	97	84	105	207

Net loss	(518,601)	(102,050)	(813,634)	(207,403)
Less: premium on repurchase of redeemable convertible preferred units	—	(57,863)	—	(92,734)
Net loss attributable to Class A and Class B common stockholders	$(518,601)	$(159,913)	$(813,634)	$(300,137)

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted	$(0.30)	$(5.81)	$(0.74)	$(11.56)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	1,743,109	27,539	1,092,626	25,974

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(351)	603	14,621	(1,685)
Actuarial (loss) gain on defined severance benefits, net of tax	(9,892)	35	(8,974)	73
Total other comprehensive income (loss)	(10,243)	638	5,647	(1,612)
Comprehensive loss	$(528,844)	$(101,412)	$(807,987)	$(209,015)

The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders'/Members' Equity (Deficit)
	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2020	1,329,465	$3,465,611	105,822	$45,122	—	$—	$25,036	$(31,093)	$(4,107,927)	$(4,068,862)
Net loss	—	—	—	—	—	—	—	—	(295,033)	(295,033)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	14,972	—	14,972
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	918	—	918
Issuance of common units, equity-based compensation plan	—	—	22,901	38,968	—	—	—	—	—	38,968
Equity-based compensation	—	—	—	2,974	—	—	—	—	—	2,974
Impact of Corporate Conversion and IPO
Conversion of common units into Class A and Class B common stock	—	—	(128,723)	(87,064)	128,648	13	87,051	—	—	—
Conversion of redeemable convertible preferred units into Class A and Class B common stock	(1,329,465)	(3,465,611)	—	—	1,329,465	133	3,465,478	—	—	3,465,611
Issuance of Class A common stock, net of underwriting discounts and offering costs	—	—	—	—	100,000	10	3,416,809	—	—	3,416,819
Conversion of convertible notes into Class A common stock	—	—	—	—	171,750	17	609,982	—	—	609,999
Issuance of common stock, equity-based compensation plan subsequent to Corporate Conversion and IPO	—	—	—	—	2,680	—	4,767	—	—	4,767
Equity-based compensation subsequent to Corporate Conversion and IPO	—	—	—	—	—	—	83,992	—	—	83,992
Balance as of March 31, 2021	—	$—	—	$—	1,732,543	$173	$7,693,115	$(15,203)	$(4,402,960)	$3,275,125
Net loss	—	—	—	—	—	—	—	—	(518,601)	(518,601)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(351)	—	(351)
Actuarial loss on defined severance benefits, net of tax	—	—	—	—	—	—	—	(9,892)	—	(9,892)
Issuance of common stock, equity-based compensation plan	—	—	—	—	3,036	—	6,002	—	—	6,002
Equity-based compensation	—	—	—	—	—	—	50,346	—	—	50,346
Balance as of June 30, 2021	—	$—	—	$—	1,735,579	$173	$7,749,463	$(25,446)	$(4,921,561)	$2,802,629
The accompanying notes are an integral part of these condensed consolidated financial statements

	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders'/Members' Deficit
	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2019	1,348,313	$3,468,554	70,702	$—	—	$—	$25,036	$7,642	$(3,565,590)	$(3,532,912)
Net loss	—	—	—	—	—	—	—	—	(105,353)	(105,353)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(2,288)	—	(2,288)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	38	—	38
Issuance of common units, equity-based compensation plans	—	—	5,193	5,193	—	—	—	—	—	5,193
Repurchase of common units	—	—	(680)	(1,366)	—	—	—	—	—	(1,366)
Repurchase of preferred units	(7,242)	(1,937)	—	(10,305)	—	—	—	—	(24,566)	(34,871)
Equity-based compensation	—	—	—	6,478	—	—	—	—	—	6,478
Balance as of March 31, 2020	1,341,071	$3,466,617	75,215	$—	—	$—	$25,036	$5,392	$(3,695,509)	$(3,665,081)
Net loss	—	—	—	—	—	—	—	—	(102,050)	(102,050)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	603	—	603
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	35	—	35
Issuance of common units, equity-based compensation plans	—	—	18,618	2,869	—	—	—	—	—	2,869
Repurchase of preferred units	(11,606)	(1,006)	—	(3,249)	—	—	—	—	(54,614)	(57,863)
Equity-based compensation	—	—	—	10,345	—	—	—	—	—	10,345
Balance as of June 30, 2020	1,329,465	$3,465,611	93,833	$9,965	—	$—	$25,036	$6,030	$(3,852,173)	$(3,811,142)

The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(813,634)	$(207,403)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	94,326	53,255
Provision for severance benefits	66,028	29,892
Equity-based compensation	137,312	16,725
Paid-in-kind interest and accretion of discount on convertible notes	20,148	42,818
Inventory and fixed asset losses due to fulfillment center fire	284,825	—
Non-cash operating lease expense	121,779	62,684
Non-cash others	17,406	24,621
Change in operating assets and liabilities:
Accounts receivable, net	(62,381)	(1,797)
Inventories	(267,191)	(208,086)
Other assets	(79,439)	(62,410)
Accounts payable	396,485	324,738
Accrued expenses	9,778	(7,680)
Deferred revenue	9,136	13,617
Other liabilities	(87,044)	(6,264)
Net cash (used in) provided by operating activities	(152,466)	74,710

Investing activities:
Purchases of property and equipment	(315,496)	(101,123)
Proceeds from sale of property and equipment	125	222
Other investing activities	9,790	2,164
Net cash used in investing activities	(305,581)	(98,737)

Financing activities:
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts	3,431,277	—
Deferred offering costs paid	(11,618)	—
Repurchase of common units and preferred units	—	(97,043)
Proceeds from issuance of common stock/units, equity-based compensation plan	49,737	8,062
Proceeds from short-term borrowings and long-term debt	115,408	158,907
Repayment of short-term borrowings and long-term debt	(27,465)	(15,253)
Other financing activities	(981)	(893)
Net cash provided by financing activities	3,556,358	53,780
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(38,928)	(28,422)
Net increase in cash and cash equivalents, and restricted cash	3,059,383	1,331
Cash and cash equivalents, and restricted cash, as of beginning of period	1,401,302	1,371,535
Cash and cash equivalents, and restricted cash, as of end of period	$4,460,685	$1,372,866
Supplemental disclosure of cash-flow information:
Cash paid for income taxes (net of refunds)	$(267)	$82
Cash paid for interest	$8,085	$10,865
Non-cash investing and financing activities:
(Decrease) increase in property and equipment-related accounts payable and accrued expenses	$(8,738)	$48,751
Conversion of common units into Class A and Class B common stock	$87,064	$—
Conversion of redeemable convertible preferred units into Class A and Class B common stock	$3,465,611	$—
Conversion of convertible notes into Class A common stock	$609,999	$—
The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Coupang, Inc. (“Coupang”), together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), is a Delaware corporation, which owns and operates an e-commerce business that primarily serves the Korean retail market. Through the Company’s mobile applications and Internet websites, the Company offers products and services that span a wide range of categories, including home goods and décor, apparel and beauty products, fresh food and grocery, sporting goods, electronics, restaurant order and delivery, travel, and everyday consumables, which are offered through a fully integrated fulfillment and logistics infrastructure. The Company’s main operations, including procurement, marketing, technology, administrative functions, and fulfillment and logistics infrastructure, are predominantly located in South Korea, with some support services performed in China, Singapore, and the United States.
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
Fulfillment Center Fire
On June 17, 2021, a fire extensively damaged the Company’s Deokpyeong fulfillment center (“FC Fire”) resulting in a loss of the inventory, building, equipment, and other assets at the site. Inventory and property and equipment losses from the FC Fire of $158 million and $127 million were recognized in “Cost of sales” and “Operating, general and administrative”, respectively, for the three and six months ended June 30, 2021. The Company is insured on property losses from the FC Fire, however, whether and to what extent the Company may recover insurance proceeds on these losses is currently unknown, and as such, no insurance recoveries have been recognized. The Company has also accrued for other costs directly related to the FC Fire of $11 million. The FC Fire resulted in an increase to our net loss of $296 million for the three and six months ended June 30, 2021.
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
Profits Interests
Prior to the IPO, the Company granted common units designated as PIUs that vested upon the satisfaction of a service-based condition and with respect to certain awards, which vesting accelerated upon the occurrence of the IPO. The grant-date fair value of the PIUs, net of estimated forfeitures, were recognized as expense over the requisite service period.
Concentration of Credit Risk
Cash and cash equivalents, restricted cash and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents, and restricted cash are placed with several financial institutions that management believes are of high credit quality, of which 69% were held at three financial institutions as of June 30, 2021. The Company’s gross accounts receivable include amounts concentrated with four payment processing companies representing 55% of gross accounts receivable at June 30, 2021.
Recent Accounting Pronouncements Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions for performing intraperiod allocation, recognizes deferred taxes for investments, and calculates income taxes in interim periods. The standard reduces complexity in certain areas, including franchise taxes that are partially based on income and accounting for tax law changes in interim periods. The ASU is effective for public companies for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted this ASU effective January 1, 2021. The adoption of the ASU did not have a material impact on our condensed consolidated financial statements.
Recent Accounting Pronouncements Yet To Be Adopted
In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40).” The standard reduces the number of models used to account for convertible instruments, amends diluted earnings per share (“EPS”) calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under the amendment, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. The ASU is effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. The Company does not expect a material impact from the adoption of the ASU on our condensed consolidated financial statements.
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

Comparative financial statements for prior periods have been adjusted to apply the straight-line attribution method retrospectively. The following table presents the comparative effect of the change in accounting method and its impact on the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(in thousands, except for per share amounts)	As Reported	As Adjusted	As Reported	As Adjusted
Total net revenues	$2,614,080	$2,614,080	$5,027,339	$5,027,339
Cost of sales	2,174,377	2,174,345	4,157,368	4,157,309
Operating, general and administrative	537,877	534,953	1,043,692	1,038,885
Total operating cost and expenses	2,712,254	2,709,298	5,201,060	5,196,194
Operating loss	(98,174)	(95,218)	(173,721)	(168,855)
Loss before income taxes	(104,922)	(101,966)	(212,062)	(207,196)
Income tax expense	84	84	207	207
Net loss	(105,006)	(102,050)	(212,269)	(207,403)
Net loss attributable to Class A and Class B common stockholders	$(162,869)	$(159,913)	$(305,003)	$(300,137)

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted(1)	$(5.91)	$(5.81)	$(11.74)	$(11.56)
Weighted-average number of Class A and Class B common shares outstanding used in computing per share amounts, basic and diluted(1)	27,539	27,539	25,974	25,974

Comprehensive loss	$(104,368)	$(101,412)	$(213,881)	$(209,015)
____________
(1)As reported net loss per share reflects the retrospective adjustments from the Corporate Conversion described in Note 14 — "Net Loss per Share."
The following table presents the comparative effect of the change in accounting method and its impact on the Company’s condensed consolidated balance sheets:

	As of December 31, 2020
(in thousands)	As Reported	As Adjusted
Stockholders'/members’ equity (deficit)
Common units	$54,950	$45,122
Additional paid-in capital	25,036	25,036
Accumulated other comprehensive loss	(31,093)	(31,093)
Accumulated deficit	(4,117,755)	(4,107,927)
Total stockholders'/members’ equity (deficit)	$(4,068,862)	$(4,068,862)
There was no net impact to the amounts reported for net cash used in/provided by operating, investing or financing activities in the condensed consolidated statements of cash flows for prior periods as a result of the change in accounting method. However, for the six months ended June 30, 2020, net loss and equity-based compensation expense in cash flows from operating activities each decreased $5 million to reflect the change in accounting method. The cumulative effect of the change in accounting method had no net impact on stockholders’/members’ equity (deficit) as of January 1, 2020, the beginning of the earliest year presented in the condensed consolidated financial statements.

3.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net retail sales	$3,994,506	$2,421,448	$7,801,549	$4,657,910
Third-party merchant services	430,231	162,499	781,165	314,011
Other revenue	53,377	30,133	102,260	55,418
Total net revenues	$4,478,114	$2,614,080	$8,684,974	$5,027,339

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
Contract liabilities consist of deferred revenue and liabilities from customer loyalty credits, which are included in accrued expenses on the condensed consolidated balance sheets. The Company recognized revenue of $60 million and $27 million for the six months ended June 30, 2021 and 2020, respectively, which were included in deferred revenue on the consolidated balance sheets as of December 31, 2020 and 2019, respectively. Revenue recognized from customer loyalty program liabilities as of December 31, 2020 and 2019 were not material for the six months ended June 30, 2021 and 2020, respectively.

4.    Property and Equipment, net
The following summarizes the Company’s property and equipment, net:

(in thousands)	June 30, 2021	December 31, 2020
Land	$147,698	$142,403
Buildings	80,953	181,529
Equipment and furniture	484,780	473,775
Leasehold improvements	236,244	172,864
Vehicles	161,536	165,073
Software	34,954	48,136
Construction in progress	246,082	169,789
Property and equipment, gross	1,392,247	1,353,569
Less: Accumulated depreciation and amortization	(336,515)	(335,622)
Property and equipment, net	$1,055,732	$1,017,947

For the three months ended June 30, 2021 and 2020, depreciation and amortization expense on property and equipment was $47 million and $28 million, respectively. For the six months ended June 30, 2021 and 2020, depreciation and amortization expense on property and equipment was $94 million and $53 million, respectively.
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
The Company’s finance leases as of June 30, 2021 and December 31, 2020 were not material and are included in property and equipment, net, on the Company's condensed consolidated balance sheets.
The components of operating lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$84,355	$43,809	$159,752	$77,328
Variable and short-term lease cost	7,907	4,836	16,889	9,980
Total operating lease cost	$92,262	$48,645	$176,641	$87,308

Supplemental disclosure of cash flow information related to leases were as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash paid for the amount used to measure the operating lease liabilities	$128,892	$63,377
Operating lease assets obtained in exchange for lease obligations	$358,204	$341,920
Net increase (decrease) to operating lease ROU assets resulting from remeasurements of lease obligations	$27,278	$(9,226)

The assumptions used to value leases for the periods presented were as follows:

	June 30, 2021	December 31, 2020
Operating leases weighted-average remaining lease term	6.2 years	6.2 years
Operating leases weighted-average discount rate	6.03%	5.88%
As of June 30, 2021, the Company had entered into operating leases that have not commenced with future minimum lease payments of $424 million, that have not been recognized on the Company's condensed consolidated balance sheets. These leases have non-cancellable lease terms of 2 to 10 years.
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
Level 3: Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.
The following table summarizes the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents
Money market trust	$483,755	$—	$—	$483,755
Money market funds	35,293	—	—	35,293
Restricted cash
Time deposit	107,500	—	—	107,500
Money market trust	63,821	—	—	63,821
Long-term restricted cash
Time deposit	1,929	—	—	1,929
Money market account	2,501	—	—	2,501
Total financial assets	$694,799	$—	$—	$694,799

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents
Money market trust	$629,393	$—	$—	$629,393
Money market funds	35,641	—	—	35,641
Restricted cash
Time deposit	144,949	—	—	144,949
Other current assets
Time deposit	18,382	—	—	18,382
Long-term restricted cash
Time deposit	4,898	—	—	4,898
Total financial assets	$833,263	$—	$—	$833,263

Financial liabilities:
Derivative instrument	$—	$—	$—	$—
Total financial liabilities	$—	$—	$—	$—

The following table summarizes information about the significant unobservable inputs used in the fair value measurement of the Company’s derivative instrument:

(in thousands)	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Input Amount
Derivative instrument	$—	Valuation of convertible notes with and without the derivative instrument. Incorporates a discounted cash flow model and option pricing model.	Discount rate	14%
			Equity value: Long-term revenue growth rate	3.5%
			Equity value: Revenue market multiple	1.3x - 1.5x
7.    Short-Term Borrowings and Long-Term Debt
Details of carrying amounts of short-term borrowings were as follows:

(in thousands)				Borrowing Limit	June 30, 2021	December 31, 2020
Maturity Date	Interest rate (%)
January 07, 2022	CD interest rate (91 days) + 3.25			$132,744	$132,744	$137,868
December 06, 2021 – June 25, 2022	3.25	–	4.00	43,672	39,955	19,117
Total principal short-term borrowings				$176,416	$172,699	$156,985
Less: unamortized discounts					(331)	(307)
Total short-term borrowings					$172,368	$156,678

The Company’s short-term borrowings generally include lines of credit with financial institutions to be drawn upon for general operating purposes.
In December 2019, the Company entered into a one-year revolving facility agreement, secured by the Company’s inventori4es. As of June 30, 2021, the $133 million revolving facility was secured by $1.2 billion of the Company’s inventories. Prior to the expiration of the original term of the revolving facility in January 2021, the Company exercised an option that allowed it to extend the maturity of the borrowing facility for an additional 364 days from the expiration date. The revolving facility bears interest at the average of final quotation yield rates for 91-day KRW-denominated bank certificate of deposit (“CD interest rate”) plus 3.25%, and has a commitment fee of 0.75% on the undrawn portion. Under the facility agreement, Coupang Corp., one of the Company’s wholly-owned subsidiaries, is restricted from loaning money to its parent, Coupang, Inc.

Details of carrying amounts of long-term debt were as follows:

(in thousands)					June 30, 2021	December 31, 2020
Maturity Date	Interest rate (%)			Borrowing Limit
February 27, 2024(1)	(5)			$1,000,000	$—	$—
July 21, 2021 – March 26, 2023(2)	3.10	–	5.10	45,335	34,357	50,713
November 28, 2021(3)	5.20			8,402	8,402	19,199
December 23, 2021 – April 4, 2022(4)	3.50	–	8.50	478,762	433,982	354,963
Total principal long-term debt				$1,532,499	$476,741	$424,875
Less: current portion of long-term debt					(470,404)	(67,576)
Less: unamortized discounts					(2,205)	(3,957)
Total long-term debt					$4,132	$353,342
_____________
(1)Relates to the Company’s new revolving credit facility as described below.
(2)The Company entered into various loan agreements with fixed interest rates for general operating purposes.
(3)In November 2019, the Company entered into a fixed-rate term loan facility agreement, secured by certain of the Company’s accounts receivable. At June 30, 2021, the Company had $3 million deposited in a trust account for repayment guarantee purposes, which is classified as short-term restricted cash on the condensed consolidated balance sheets. Principal and interest are to be paid on a monthly basis.
(4)In March 2017, the Company entered into a term loan facility agreement. As of June 30, 2021, the Company was required to pledge $345 million of certain land, building, inventories, and short-term financial instruments as collateral against any borrowed amounts. However, as a result of the FC Fire, the building and inventories were extensively damaged, and on August 4, 2021, the Company amended the agreement to be a cash-secured loan. Interest accrues at fixed rates on outstanding borrowings under separate tranches within the term loan facility. Additionally, as of June 30, 2021, the Company had deposited $7 million into time deposits, which is classified as short-term restricted cash. Principal is to be paid at maturity and interest is to be paid on a quarterly basis.
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
During February 2021, the Company entered into a new three-year senior unsecured credit facility (the “new revolving credit facility”) providing for revolving loans in an aggregate principal amount of up to $475 million (which automatically increased to an aggregate principal amount of $950 million based on the Company receiving at least $2.0 billion in net proceeds from its IPO). The new revolving credit facility provides the Company the right to request incremental commitments up to $1.25 billion, subject to customary conditions. During March 2021, the aggregate principal amount of the Company’s new revolving credit facility increased to an aggregate principal amount of $1.0 billion as a result of its IPO. As of June 30, 2021, there was no balance outstanding on the new revolving credit facility.
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
The Company was in compliance with the covenants for each of its borrowings and debt agreements as of June 30, 2021, except for its term loan facility agreement of $265 million due April 4, 2022. As a result of the FC Fire described in Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies," the building and inventories pledged as collateral were extensively damaged resulting in collateral falling below the required minimums. The term loan facility agreement was amended on August 4, 2021, to replace the original collateral with $203 million in cash secured as collateral and to repay $71 million of outstanding principal balance. The amendment, which took place within the cure period, subsequently resulted in the Company being in compliance with its term loan facility agreement.
During August 2021, the Company entered into a new $177 million three-year term loan agreement. The Company pledged $212 million of certain land and buildings as collateral against the loan. The loan bears interest at a fixed rate of 3.155%.
The Company’s long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on the Company’s current interest rate for similar types of borrowing arrangements. The carrying amount of the long-term debt approximates its fair value as of June 30, 2021 and December 31, 2020 due primarily to the interest rates approximating market interest rates.

Future principal payments for long-term debt as of June 30, 2021 were as follows:

(in thousands)	Long-term debt
Remainder of 2021	$39,128
2022	437,380
2023	233
2024	—
2025	—
Thereafter	—
Total	$476,741
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
The convertible notes had an annual effective interest rate of 16.99%. The Company did not incur interest expense on the convertible notes for the three months ended June 30, 2021. The Company recorded interest expense from its convertible notes for the three months ended June 30, 2020 of $22 million, consisting of $14 million of contractual interest expense and $8 million of debt discount amortization. The Company recorded interest expense from its convertible notes for the six months ended June 30, 2021 and 2020 of $20 million and $43 million, respectively, consisting of $15 million and $27 million of contractual interest expense and $5 million and $16 million of debt discount amortization, respectively.
The convertible notes contained embedded derivatives that allowed or required the holders of the convertible notes to convert them into a variable number of the Company’s equity securities for a value equal to a significant premium over the then principal and accrued interest balance. These embedded derivatives were bifurcated and accounted for separately as a single, compound derivative instrument. The convertible notes did not convert to common shares based on this embedded feature, rather they converted based on a price calculated by dividing $6.3 billion with the number of common equity securities, on an as-converted and as-exercised basis, outstanding on the closing of the IPO. Following the convertible notes conversion to shares of Class A common stock, the embedded derivatives no longer exist. There was no change in fair value of the derivative instrument during the six months ended June 30, 2021. The change in fair value of the derivative instrument resulted in a gain of $17.8 million and a loss of $(0.1) million for the three and six months ended June 30, 2020, respectively, which was recognized in the condensed consolidated statements of operations and comprehensive loss within “Other income (expense), net.”

9.    Commitments and Contingencies
Commitments
The following summarizes the Company’s minimum contractual commitments as of June 30, 2021:

(in thousands)	Unconditional purchase obligations (unrecognized)	Long-term debt (including interest)	Operating leases	Total
Remainder of 2021	$83,843	$50,210	$155,960	$290,013
2022	116,809	446,356	305,755	868,920
2023	95,011	234	270,126	365,371
2024	90,116	—	234,556	324,672
2025	90,000	—	183,873	273,873
Thereafter	30,000	—	456,316	486,316
Total undiscounted payments	$505,779	$496,800	$1,606,586	$2,609,165
Less: lease imputed interest			(288,481)
Total lease commitments			$1,318,105

Unconditional purchase obligations include legally binding contracts with terms in excess of one year that are not reflected on the consolidated balance sheets. These contractual commitments primarily relate to technology related service contracts and software licenses. For contracts with variable terms, we do not estimate the total obligation beyond any minimum pricing as of the reporting date.
Legal Matters
From time to time, the Company may become party to litigation incidents in the ordinary course of business. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company's reserves may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of legal matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
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
Our certificate of incorporation provides for two classes of common stock, and authorizes shares of undesignated preferred stock, the rights, preferences, and privileges of which may be designated from time to time by our board of directors. Our authorized capital stock consists of 10,000,000,000 shares of Class A common stock, par value $0.0001 per share; 250,000,000 shares of Class B common stock, par value $0.0001 per share; and 2,000,000,000 shares of undesignated preferred stock, par value $0.0001 per share. No preferred stock was issued and outstanding as of June 30, 2021 and December 31, 2020.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on the Company’s defined severance benefits. As of June 30, 2021 and December 31, 2020, the ending balance in accumulated other comprehensive loss related to foreign currency translation adjustments was $10 million and $(4) million, respectively, and the amount related to actuarial gains (losses) on defined severance benefits was $(36) million and $(27) million, respectively.
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
For the RSUs with the performance condition satisfied upon the completion of the Company’s IPO, the Company recorded $41 million in equity-based compensation expense for the six months ended June 30, 2021, consisting primarily of a cumulative catch-up adjustment related to such awards based on the full or partial fulfillment of requisite service periods. Unrecognized equity-based compensation expense related to these awards will be recorded over the remaining requisite service period.
During the six months ended June 30, 2021, the Company granted 14.0 million RSUs. The weighted-average grant-date fair value of these RSUs was $32.89. RSUs generally vest over 2 to 4 years from the vesting start date, subject to the recipient remaining an employee of the Company at each vesting date.
As of June 30, 2021, the Company had $461 million of unamortized compensation costs related to all unvested RSU awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.2 years, net of estimated forfeitures.

Stock Options
The Company had previously granted unit options under the 2011 Plan, which vest upon the satisfaction of a service-based condition. In connection with the Company’s Corporate Conversion and IPO, the outstanding awards were converted into stock options.
The Company’s stock options are granted with exercise prices equal to the estimated fair value of the common shares at the date of grant. The stock options generally expire ten years from the grant date. During the six months ended June 30, 2021, the Company granted 6.6 million options. The weighted-average grant-date fair value of these options was $8.83. Outstanding vested stock options were 11.0 million and 31.2 million as of June 30, 2021 and December 31, 2020, respectively.
The total unrecognized compensation expense related to unvested stock options was $61 million, which will be recognized over the weighted-average remaining service period of approximately 2.5 years, net of estimated forfeitures.
PIUs
Prior to the IPO, the Company granted common units designated as PIUs that vested upon the satisfaction of a service-based condition and with respect to certain awards, vesting accelerates upon the occurrence of an IPO. Holders of vested PIUs had similar rights to those of common unit holders. The PIUs (with the exception of those granted to the Company’s Chief Executive Officer, which convert into an equal number of shares of Class B common stock) convert to shares of Class A common stock at a ratio based on the excess of the per common unit value of the Company at the time of a Corporate Conversion over the per common unit value designated at the grant date of the PIUs (the participation threshold), as specified in the underlying award agreements. All outstanding PIUs automatically converted into 22,367,358 shares of Class A common stock and 43,143,440 shares of Class B common stock at the time of the Corporate Conversion. Furthermore, the accelerated vesting condition of all unvested PIUs were satisfied upon the completion of the Company's IPO and thus, the Company recorded $25 million in equity-based compensation related to the accelerated vesting of PIUs for the six months ended June 30, 2021. The Company did not incur equity-based compensation related to PIUs for the three months ended June 30, 2021.
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
The following table presents the effects of equity-based compensation, as retrospectively adjusted for the change in accounting principle described above, in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of sales	$2,744	$103	$4,353	$285
Operating, general and administrative	47,602	10,242	132,959	16,440
Total	$50,346	$10,345	$137,312	$16,725
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
The Company is subject to income taxation through certain of its subsidiaries predominantly in the United States, China, South Korea, and Singapore.
Income tax expense for the three months ended June 30, 2021 and 2020 was $0.1 million and $0.1 million, respectively. Income tax expense for the six months ended June 30, 2021 and 2020 was $0.1 million and $0.2 million, respectively.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The impacts of uncertain tax positions are recognized only after determining a more-likely-than-not probability that the uncertain tax positions will not withstand challenge, if any, from the relevant taxing authorities. The Company did not have any material uncertain tax positions as of June 30, 2021 and 2020.
13.    Defined Severance Benefits
Defined severance benefits are for employees of the Company’s Korean subsidiaries. The Korean subsidiaries offer defined benefits to provide severance payments to all employees that leave the Company based on employment length and pay rate.
The following table provides the components of net periodic benefit costs and the portion of these costs charged to expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Current service costs	$32,224	$14,758	$62,779	$29,179
Interest expense	591	316	1,185	640
Amortization of:
Prior service credit	23	—	46	—
Net actuarial loss	918	36	2,018	73
Net periodic benefit costs charged to expense	$33,756	$15,110	$66,028	$29,892
s
14.    Net Loss per Share
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. As the liquidation and dividend rights are identical, the undistributed earnings or loss are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted net loss per share attributable to common stockholders are therefore the same for Class A and Class B common stock on both an individual and a combined basis. Basic net loss per share is computed using the weighted-average number of shares of Class A and Class B common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of Class A and Class B common stock and potentially dilutive Class A and Class B potential common shares outstanding during the period. The Company's basic and diluted net loss per share are the same because the Company has generated net loss to common stockholders. During the three and six months ended June 30, 2020, the Company repurchased certain preferred units at a premium over the carrying values, which increased net loss attributable to common stockholders.
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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(518,601)	$(102,050)	$(813,634)	$(207,403)
Less: premium on repurchase of redeemable convertible preferred units	—	(57,863)	—	(92,734)
Net loss attributable to Class A and Class B common stockholders	$(518,601)	$(159,913)	$(813,634)	$(300,137)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	1,743,109	27,539	1,092,626	25,974

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted	$(0.30)	$(5.81)	$(0.74)	$(11.56)

The following have been excluded from the computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of equivalent common shares)	2021	2020	2021	2020
Convertible debt	—	160,011	—	160,011
Redeemable convertible preferred units	—	1,329,465	—	1,329,465
Equity compensation awards	47,817	63,603	53,968	62,027

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
Fulfillment Center Fire
On June 17, 2021, a fire extensively damaged our Deokpyeong fulfillment center (“FC Fire”), resulting in a loss of the building, equipment, inventory, and other assets at the site. Inventory and property and equipment losses from the FC Fire of $158 million and $127 million were recognized in “Cost of sales” and “Operating, general and administrative”, respectively, for the three and six months ended June 30, 2021. Whether and to what extent we may recover insurance proceeds to cover these losses is currently unknown, and as such, no insurance recoveries have been recognized. We have also accrued for other costs directly related to the FC Fire of $11 million. The FC Fire resulted in an increase to our net loss of $296 million (“FC Fire Losses”) for the three and six months ended June 30, 2021.

Key Financial and Operating Highlights:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Total net revenues	$4,478,114	$2,614,080	71%	$8,684,974	$5,027,339	73%
Total net revenues, constant currency(1)	$4,115,480	$2,735,098	57%	$8,041,965	$5,295,330	60%
Gross profit(2)	$658,494	$439,735	50%	$1,391,000	$870,030	60%
Net loss(4)	$(518,601)	$(102,050)	NM(3)	$(813,634)	$(207,403)	NM(3)
Net loss margin	(11.6)%	(3.9)%		(9.4)%	(4.1)%
Adjusted EBITDA(1)	$(122,147)	$(57,030)	114%	$(255,113)	$(98,875)	158%
Adjusted EBITDA margin(1)	(2.7)%	(2.2)%		(2.9)%	(2.0)%
Net cash provided by (used in) operating activities	$30,883	$(240,010)	(113)%	$(152,466)	$74,710	NM(3)
Free cash flow(1)	$(137,687)	$(272,851)	(50)%	$(467,837)	$(26,191)	NM(3)

				Trailing twelve months ended June 30,
(in thousands)				2021	2020	% Change
Net cash provided by operating activities				$74,378	$47,068	58%
Free cash flow(1)				$(624,215)	$(196,005)	NM(3)
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
(2)Gross profit is calculated as total net revenues minus cost of sales, and includes $158 million related to inventory losses from the FC Fire for the three and six months ended June 30, 2021.
(3)Non-meaningful.
(4)Net loss includes $296 million related to FC Fire Losses for the three and six months ended June 30, 2021.
Key Business Metrics and Non-GAAP Financial Measures
We review the key business and financial metrics discussed below. We use these measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Key Business Metrics

	Three Months Ended
(in thousands, except net revenues per Active Customer)	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Active Customers	13,487	13,987	14,850	16,037	17,022
Total net revenues per Active Customer	$194	$224	$256	$262	$263
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
Adjusted EBITDA and Adjusted EBITDA Margin
During the first quarter of 2021, we began using adjusted EBITDA and adjusted EBITDA margin as non-GAAP financial measures. Adjusted EBITDA is defined as net income/(loss) for a period before depreciation and amortization, interest expense, interest income, income tax expense (benefit), other income (expense), net, equity-based compensation, impairments, and other items that we do not believe are reflective of our ongoing operations. Adjusted EBITDA margin is defined as adjusted EBITDA as a percentage of total net revenues. We use adjusted EBITDA and adjusted EBITDA margin as key measures to evaluate and assess our performance and allocate internal resources. We believe adjusted EBITDA and adjusted EBITDA margin are frequently used by investors and other interested parties in evaluating companies in the e-commerce industry for period-to-period comparisons as they remove the impact of certain items that are not representative of our core business, such as material non-cash items and certain variable charges. However, other companies may calculate adjusted EBITDA and adjusted EBITDA margin in a manner different from ours and therefore they may not be directly comparable to similar terms used by other companies. Adjusted EBITDA and adjusted EBITDA margin are not measures of financial performance under U.S. GAAP and should not be considered as alternatives to cash flow from operating activities or as measures of liquidity or alternatives to net income/(loss) as indicators of operating performance or any other measures of performance derived in accordance with U.S. GAAP. Adjusted EBITDA and adjusted EBITDA margin have limitations as analytical tools, and you should consider them in addition to, and not in isolation or as substitutes, for analysis of our results as reported under U.S. GAAP.
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
The following tables present the reconciliations from each U.S. GAAP measure to its corresponding non-GAAP measure for the periods noted:
Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing Twelve Months Ended June 30,
(in thousands)	2021	2020	2021	2020	2021	2020
Net cash provided by (used in) operating activities	$30,883	$(240,010)	$(152,466)	$74,710	$74,378	$47,068
Adjustments:
Purchases of property and equipment	(168,665)	(33,018)	(315,496)	(101,123)	(699,003)	(246,822)
Proceeds from sale of property and equipment	95	177	125	222	410	3,749
Free cash flow	$(137,687)	$(272,851)	$(467,837)	$(26,191)	$(624,215)	$(196,005)
Net cash used in investing activities	$(155,099)	$(34,531)	$(305,581)	$(98,737)	$(727,498)	$(241,362)
Net cash provided by (used in) financing activities	$50,674	$(60,499)	$3,556,358	$53,780	$3,681,080	$(13,708)

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Total net revenues	$4,478,114	$2,614,080	$8,684,974	$5,027,339

Net loss	(518,601)	(102,050)	(813,634)	(207,403)
Net loss margin	(11.6)%	(3.9)%	(9.4)%	(4.1)%
Adjustments:
Depreciation and amortization	46,942	27,843	94,326	53,255
Interest expense	5,848	26,196	30,671	52,711
Interest income	(1,907)	(3,082)	(2,847)	(8,245)
Income tax expense	97	84	105	207
Other (income) expense, net	(373)	(16,366)	3,453	(6,125)
Equity-based compensation	50,346	10,345	137,312	16,725
FC Fire Losses	295,501	—	295,501	—
Adjusted EBITDA	$(122,147)	$(57,030)	$(255,113)	$(98,875)
Adjusted EBITDA margin	(2.7)%	(2.2)%	(2.9)%	(2.0)%

Constant Currency Revenue and Constant Currency Revenue Growth

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Total net revenues	$4,478,114	$2,614,080	$8,684,974	$5,027,339
Total net revenues growth	71%	86%	73%	82%
Adjustment:
Exchange rate effect	(362,634)	121,018	(643,009)	267,991
Total net revenues, constant currency	$4,115,480	$2,735,098	$8,041,965	$5,295,330
Total net revenues growth, constant currency	57%	94%	60%	92%
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
The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. Specifically, the COVID-19 pandemic has worsened in Korea during the course of 2021, and the country is currently in strict lockdown, which could result in increased fulfillment center closures and labor shortages. In addition, the FC Fire reduced our excess capacity, creating capacity constraints when COVID-related shutdowns have occurred. We do not yet know the full extent of potential impacts of the pandemic on our business or operations or on the global economy, including the impact on our business and operations as a consequence of any future developments related to the duration and scope of the pandemic, any recurrence of the disease, the actions taken in response to the pandemic, the scale and rate of economic recovery from the pandemic, new variants that have emerged or may emerge in the future, subsequent waves of infection, along with the adoption and effectiveness of vaccines, any ongoing effects on consumer demand and spending patterns, or other impacts of the pandemic, and whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations, cash flows, or financial condition. For additional details, refer to Part II—Item 1A. “Risk Factors” contained elsewhere in this Form 10-Q.
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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net retail sales	$3,994,506	$2,421,448	$7,801,549	$4,657,910
Net other revenue	483,608	192,632	883,425	369,429
Total net revenues	4,478,114	2,614,080	8,684,974	5,027,339
Cost of sales	3,819,620	2,174,345	7,293,974	4,157,309
Operating, general and administrative	1,173,430	534,953	2,173,252	1,038,885
Total operating cost and expenses	4,993,050	2,709,298	9,467,226	5,196,194
Operating loss	(514,936)	(95,218)	(782,252)	(168,855)
Interest income	1,907	3,082	2,847	8,245
Interest expense	(5,848)	(26,196)	(30,671)	(52,711)
Other income (expense), net	373	16,366	(3,453)	6,125
Loss before income taxes	(518,504)	(101,966)	(813,529)	(207,196)
Income tax expense	97	84	105	207
Net loss	$(518,601)	$(102,050)	$(813,634)	$(207,403)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net retail sales	$3,994,506	$2,421,448	$7,801,549	$4,657,910
Net retail sales growth	65%	86%	68%	82%
Exchange rate effect	(323,875)	112,092	(577,603)	248,298
Net retail sales, constant currency	$3,670,631	$2,533,540	$7,223,946	$4,906,208
Net retail sales growth, constant currency	52%	94%	55%	91%

Net other revenue	$483,608	$192,632	$883,425	$369,429
Net other revenue growth	151%	83%	139%	90%
Exchange rate effect	(38,759)	8,926	(65,406)	19,693
Net other revenue, constant currency	$444,849	$201,558	$818,019	$389,122
Net other revenue growth, constant currency	131%	92%	121%	100%
Net Retail Sales
Net retail sales increased $1.6 billion or 65% (52% on a constant currency basis), and $3.1 billion, or 68% (55% on a constant currency basis), for the three and six months ended June 30, 2021, respectively, when compared to the prior year periods. The increase was primarily due to continued growth in our Active Customers, as well as in net retail sales per Active Customer, driven by increased customer engagement across more product categories. In addition, the year-over-year growth in net retail sales for the three and six months ended June 30, 2021 was impacted by the comparison to the three and six months ended June 30, 2020, which benefited from the initial increase in sales due to COVID-19 related changes in consumer behavior.
Net Other Revenue
Net other revenue for the three and six months ended June 30, 2021 increased $291 million or 151% (131% on a constant currency basis), and $514 million or 139% (121% on a constant currency basis), respectively, compared to the prior year periods. The increase was primarily due to growth in our Active Customers in the first and second quarters of 2021, as well as growth in our net other revenue per Active Customer during those same periods, driven by the continued expansion of newer offerings and increased merchants on our marketplace and related product selection.
Cost of Sales
Cost of sales for the three and six months ended June 30, 2021 increased $1.6 billion or 76%, and $3.1 billion or 75%, respectively, compared to the prior year periods. The increase was attributable to increased product and logistics costs resulting from increased sales as well as $158 million in inventory losses related to the FC Fire. Cost of sales as a percentage of revenue increased from 83.2% and 82.7% for the three and six months ended June 30, 2020, respectively, to 85.3% and 84.0% for the three and six months ended June 30, 2021, respectively, primarily due to costs related to the FC Fire. The portion of the FC Fire loss that was recorded within cost of sales as a percentage of revenue was 3.5% and 1.8% for the three and six months ended June 30, 2021, respectively.
Operating, General and Administrative Expenses
Operating, general and administrative expenses for the three and six months ended June 30, 2021 increased $638 million or 119%, and $1.1 billion, or 109%, respectively, compared to the prior year periods. The increase primarily reflects higher employee costs to support growth and new initiatives, as well as property, equipment and other losses recognized related to the FC Fire. These expenses as a percentage of revenue increased from 20.5% to 26.2% for the three months ended June 30, 2021 related primarily to the FC Fire, and increased from 20.7% to 25.0% for the six months ended June 30, 2021 primarily related to higher employee costs and the FC Fire.
Interest Expense
Interest expense for the three and six months ended June 30, 2021 decreased $20 million or (78)%, and $22 million or (42)%, respectively, compared to the prior year periods. The decrease was primarily attributable to the conversion of our convertible notes into shares of our Class A common stock as a result of the Corporate Conversion and IPO during the first quarter of 2021.

Liquidity and Capital Resources
Liquidity
As of June 30, 2021 and December 31, 2020, we had stockholders’ equity and members’ (deficit) of $2.8 billion and $(4.1) billion, respectively. We anticipate that we will continue to incur losses for the next few years. We expect that our investment into our growth strategy will continue to be significant, including with respect to the expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand, we plan to build several new fulfillment centers over the next few years. We have entered into construction contracts, substantially all of which are expected to be completed within one year. These contracts have remaining capital expenditures commitments of $44 million as of June 30, 2021. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.
Our primary source of funds has been, and we expect it to continue to be, cash generated from our net revenues, supplemented through debt financing and sales of our equity securities. We had total cash and cash equivalents and restricted cash of $4.5 billion as of June 30, 2021, compared to $1.4 billion as of December 31, 2020.
During the first quarter of 2021, we completed our IPO, in which we issued and sold 100,000,000 shares of our Class A common stock at a price of $35.00 per share. We received net proceeds of approximately $3.4 billion from the IPO after deducting underwriting discounts of $69 million and other offering costs.

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(152,466)	$74,710
Net cash used in investing activities	(305,581)	(98,737)
Net cash provided by financing activities	3,556,358	53,780
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(38,928)	(28,422)
Net increase in cash and cash equivalents, and restricted cash	$3,059,383	$1,331
Cash and cash equivalents, and restricted cash, as of beginning of period	$1,401,302	$1,371,535
Cash and cash equivalents, and restricted cash, as of end of period	$4,460,685	$1,372,866
Operating Activities
Our net cash used in operating activities was $(152) million for the six months ended June 30, 2021, representing a change of $(227) million, compared to $75 million of net cash from operations for the six months ended June 30, 2020. The year-over-year change in operating cash flow was primarily driven by a $(133) million reduction in cash flows due to changes in operating assets and liabilities, consisting of increases in accounts receivable and investments in inventory of $(61) million and $(59) million, respectively, as a result of higher sales volume and expanded available selection for customers, and a decrease in other liabilities of $(81) million from the timing of payments for employee withholdings and operating lease liabilities, partially offset by a $72 million impact from timing of payments on accounts payable. Also contributing to the increase in cash used in operating activities was a $(606) million increase in net loss partially offset by a $512 million increase in our non-cash expenses contributing to the net loss for the six months ended June 30, 2021.
Investing Activities
Our net cash used in investing activities was $(306) million for the six months ended June 30, 2021, representing an increase of $207 million, or 209%, as compared to $(99) million used in investing activities for the six months ended June 30, 2020. This increase was mainly driven by a $214 million increase in purchases of property and equipment, primarily related to investments in our fulfillment and logistics infrastructure, including purchases of building and land, as well as technology equipment and capabilities. For the six months ended June 30, 2021, purchases of land and buildings comprised $129 million of the $315 million in total purchases of property and equipment.

Financing Activities
Our net cash provided by financing activities for the six months ended June 30, 2021 increased $3.5 billion, compared to the six months ended June 30, 2020. This increase was primarily driven by $3.4 billion of proceeds, net of underwriting discounts of $69 million and other offering costs, from the issuance of 100,000,000 shares of our Class A common stock upon the completion of our IPO, a $42 million increase in cash proceeds from the issuance of common stocks/units related to equity awards and $97 million in repurchases of common units and preferred units in the prior period, partially offset by a $43 million decrease in proceeds from debt and short-term borrowings, net of issuance costs.
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
In February 2021, we entered into a new three-year senior unsecured credit facility (the “new revolving credit facility”) providing for revolving loans in an aggregate principal amount of up to $475 million (which automatically increased to an aggregate principal amount of $950 million based on us receiving at least $2.0 billion in net proceeds from our IPO). The new revolving credit facility provides us the right to request incremental commitments up to $1.25 billion, subject to customary conditions. During March 2021, the aggregate principal amount of our new revolving credit facility increased to $1.0 billion as a result of our IPO. As of June 30, 2021, there was no balance outstanding on the new revolving credit facility.
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
As a result of the FC Fire, property and inventory pledged as collateral was extensively damaged. The $265 million facility loan agreement due April 4, 2022 was amended on August 4, 2021, to replace the original collateral with $203 million in cash secured as collateral and repay $71 million of outstanding principal balance.

During August 2021, we entered into a new $177 million three-year term loan. We have pledged $212 million of certain land and buildings as collateral against the loan. The term loan bears interest at a fixed rate of 3.155%.
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
Our significant accounting policies are discussed in Note 2 — “Significant Accounting Policies” to our consolidated financial statements included in the Final Prospectus. There have been no significant changes to these policies and estimates for the six months ended June 30, 2021, except as described in Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies" and Note 2 — "Change in Accounting Principle" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Recently Adopted Accounting Pronouncements
See Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies" to the condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3.   Quantitative and Qualitative Disclosures about Market Risk
In addition to the risks inherent in our operations, we are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, foreign currency, and credit.
Interest Rate Risk
As of June 30, 2021, we had cash, cash equivalents, and restricted cash of $4.5 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from our short-term borrowings. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to strike a balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates. An assumed hypothetical 10% change in prevailing interest rates would not have a material impact on our results of operations for either the three or six months ended June 30, 2021. Any future borrowings incurred under the new revolving credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence.
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

Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of $402 million and $779 million and a decrease in net loss of $39 million and $52 million for the three and six months ended June 30, 2021, respectively.
At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency risk. It is difficult to predict the impact hedging activities would have on our results of operations.
Credit Risk
Our cash and cash equivalents, deposits, and loans with banks and financial institutions are potentially subject to concentration of credit risk. We place cash and cash equivalents with financial institutions that management believes are of high credit quality. The degree of credit risk will vary based on many factors, including the duration of the transaction and the contractual terms of the agreement. As appropriate, management evaluates and approves credit standards and oversees the credit risk management function related to investments.
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, our disclosure controls and procedures were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to the material weaknesses in our internal control over financial reporting, as further described below. As a result, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The results of any current or future claims, litigation, governmental audits, inspections, or investigations cannot be predicted with certainty. Regardless of the outcome, these claims and proceedings could have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our brand and reputation, and other factors.
The most significant of our current legal proceedings are described below and risks relating to legal matters are described elsewhere in this Form 10-Q, see “Item 1A. Risk Factors.”
Korean Fair Trade Investigations
In 2019, LG Household & Healthcare (“LGHH”) filed a complaint with the Korean Fair Trade Commission (“KFTC”) alleging that we violated the Korean Act on Fair Transactions in Large Retail Business and Monopoly Regulation and Fair Trade Act (“Korean Fair Trade Act”). The complaint claimed, among other allegations, that we engaged in unfair returns of LGHH products, illegally requested that LGHH disclose confidential business information, and unfairly refused to do business with LGHH.
Following the complaint, the KFTC opened an investigation and conducted two probes at our office in July 2019 and October 2020. We provided documents and other evidence in cooperation with the investigation. In addition to LGHH’s allegations, the scope of the investigation includes our negotiations and contracting with retail suppliers generally. The KFTC Commissioners conducted a full panel hearing on August 11, 2021 to determine whether any violations were committed and to decide on possible sanctions.
Additionally, on June 28, 2021 the KFTC initiated a separate investigation (including an on-site probe on that date) into a potential violation of the Korean Fair Trade Act, including alleged unfair trade practices in our dealings with suppliers or merchants and the providing of preferential treatment for private labelled products sold by our subsidiary, Coupang Private Label Business (“CPLB”). We are diligently cooperating with these investigations, and actively defending our practices as appropriate.
Under Korean law, the issues addressed in the investigation can be resolved through civil, administrative, or criminal proceedings. The ultimate case resolution could include fines, orders to alter our processes or procedures, and criminal investigations or charges against individuals or the Company.
Korean Employment & Labor Investigations
Current and former employees have raised and will likely raise allegations with the Korean Ministry of Employment and Labor or the Occupational Health Safety and Health Agency relating to employment and labor issues. Examples of such issues include (but are not limited to) pay, hours, breaks, time off, deductions from wages, unfair dismissal, workplace harassment, workplace sexual harassment, health and safety, and union activities. Under Korean law, labor-related allegations can be raised to or resolved by civil, administrative, or criminal proceedings.
We intend to vigorously defend these legal proceedings and believe we have meritorious defenses to each. While we do not currently believe that the outcome of these matters will have a material adverse effect on its business, financial position, results of operations, or cash flows, the Company can provide no assurance as to the scope and outcome of these matters and whether our business, financial position, results of operations, or cash flows will not be materially adversely affected.

Item 1A.   Risk Factors
Investing in our securities involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Form 10-Q, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, before making an investment decision. The risks and uncertainties described below may not be the only ones we face. Our business operations could also be affected by additional factors that apply to all companies operating globally. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations, and liquidity. In such case, the price per share of our Class A common stock could decline, and you could lose some or all of your original investment.
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
•we have a history of net losses, including $(814) million and $(207) million for the six months ended June 30, 2021 and 2020, respectively, as well as an accumulated deficit of $(4.9) billion as of June 30, 2021, and we may not be able to generate sufficient revenues to achieve or maintain profitability in future periods;
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
We have a history of net losses, including $(814) million and $(207) million for the six months ended June 30, 2021 and 2020, respectively, as well as an accumulated deficit of $(4.9) billion as of June 30, 2021. While we have experienced significant revenue growth since our inception, we are not certain whether or when we will achieve or maintain profitability. We cannot assure you that we will be able to maintain or increase the revenue growth we have experienced during the COVID-19 pandemic. Our costs and expenses have increased, particularly during the COVID-19 pandemic, and such costs and expenses may continue to increase in future periods, which could negatively affect our future results of operations. In particular, we intend to continue to spend significant amounts to increase our customer base, increase the number and variety of merchandise and services we offer, expand our marketing channels, broaden our operations, develop additional fulfillment centers, hire additional employees and managers, and develop our technology and fulfillment infrastructure. These increased costs, including those related to the costs incurred due to COVID-19 safety and health measures and shipping and fulfillment costs, may adversely affect our operating expenses. Some of our initiatives to generate revenue are new and unproven, and any failure of these initiatives could adversely affect our results of operations.
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
Our future revenue depends on continued demand for the types of goods that we and our merchants list on our apps and websites. The popularity of certain products, such as apparel, beauty, food, and consumer electronics may vary over time due to perceived availability, subjective value, and trends of customers and society in general. A decline in the demand for or popularity of certain products sold through our apps or websites without a corresponding increase in demand for different products that we or our merchants list on our apps or websites could reduce our revenue. In addition, short-lived demand for certain products may temporarily inflate the volume of those products listed on our apps and websites, placing a significant strain on our infrastructure and throughput capacity. These trends may also cause significant fluctuations in our results of operations from period to period. A failure to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to keep adequate inventory of the type of products being purchased by customers, failure to grow and retain the members of our Rocket WOW membership program, or a failure or inability to obtain or offer appropriate categories of products could negatively affect our relationship with customers and the demand for our products and services.
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
If we are unable to successfully implement some or all of our major strategic initiatives in a timely manner, our ability to maintain and improve our market position may be adversely affected.
Our strategy is to continue to build on our market position by continuing to implement certain key strategic initiatives, which include the following:
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

In addition, if we do not have sufficient fulfillment and delivery capacity, or we experience problems fulfilling and delivering orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers. For example, in June 2021, there was a fire at our Deokpyeong fulfillment center which caused extensive damage to our fulfillment center and may impact our near-term order fulfillment capacity.
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
Our business and operations could be adversely affected by health epidemics, including the ongoing COVID-19 pandemic, impacting the markets and communities in which we and our customers, suppliers, merchants, and advertisers operate. The COVID-19 pandemic has caused and continues to cause significant disruption to business and financial markets worldwide and has impacted global macroeconomic conditions. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, financial condition, and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted, and we may be unable to accurately forecast our revenue or financial results, particularly in light of new variants that have emerged and may continue to emerge, subsequent waves of infection, the timing, distribution, rate of public acceptance, and efficacy of vaccines and other treatments, the related impact on consumer confidence and spending, and the effect of governmental regulations imposed in response to the pandemic. There is no guarantee that a future outbreak of this or any other widespread epidemics or pandemics will not occur, or that global economies will recover, all of which could harm our business.
As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions to our operations, including but not limited to utilization of our offices and fulfillment and delivery infrastructure, which may negatively impact our ability to fulfill orders in a timely manner, increase costs, harm our reputation, and ultimately, our business, financial condition, and results of operations. Specifically, the severity of the COVID-19 pandemic has worsened in Korea during the course of 2021, and the country is currently in strict lockdown, which could result in increased fulfillment center closures and labor shortages. In addition, the FC Fire reduced our excess capacity, creating capacity constraints when COVID-related shutdowns have occurred.
In response to the COVID-19 pandemic, we have had to modify our operations and adjust our services and technology. For example, our fulfillment and delivery operations now require implementation of social distancing measures as well as system-wide use of personal protective equipment. We have hired additional personnel and incurred additional costs to implement safety controls in response to the COVID-19 pandemic. We have also invested significant resources to design and implement technical and operational changes to date and may continue to do so for an indefinite period of time. Due to the size, scope, and geographically dispersed nature of our operations, the expenses we incur to protect the health and safety of our customers and employees may be higher than similar expenses incurred by companies in other industries. Measures taken across our business operations to address health and safety may not always be sufficient to prevent the spread of COVID-19. Certain employees in our offices, fulfillment centers, and logistics centers have tested positive for COVID-19 despite our best efforts to prevent the spread of COVID-19. We have received governmental inquiries and litigation in Korea with respect to these positive tests and the potential spread of COVID-19 at our locations. Beyond the preventative efforts against the transmission of COVID-19, we have incurred significant additional COVID-19-related costs to provide additional compensation to our employees and certain service providers and deliver products to customers. Therefore, if we were to face additional outbreaks, new variants, or transmission of COVID-19, we would face operational disruptions and incur additional expenses, including assisting customers and employees diagnosed with COVID-19 and further changing health and safety protocols and processes, which could adversely affect our business, financial condition, and results of operations.
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
In addition to the office closures, the COVID-19 pandemic and related restrictions could continue to result in certain of our suppliers, merchants, and advertisers experiencing downturns or uncertainty in their own business operations or revenue, including closure of their operations temporarily, and in some cases permanently, which in turn may cause reductions or delays in their spending and may result in decreased revenue for us. Further, we may decide to postpone, cancel, or modify planned investments in our business in response to changes in our business as a result of the COVID-19 pandemic, which may impact our ability to attract and retain customers and our rate of innovation, either of which could harm our business. In addition, our facilities needs could evolve based on continuing changes and impact on work environments as a result of the COVID-19 pandemic, and we may not be able to alter our contractual commitments to accommodate such changes, which could cause us to incur additional costs or otherwise harm our business. The COVID-19 pandemic has also resulted in, and may in the future result in, disruptions to the global financial markets, which could negatively affect our access to capital and ultimately, our liquidity. In addition, a recession or market correction resulting from the continued spread of COVID-19 could have a significant impact on our customers’ disposable income, which would adversely affect our business.
The impacts of the COVID-19 pandemic continue to evolve, and we will continue to monitor the situation and the effects on our business and operations closely. We do not yet know the full extent of such impacts, particularly if the COVID-19 pandemic continues to persist, if new variants emerge, if there are subsequent waves of infection, along with the adoption and effectiveness of vaccines, and new public health measures are implemented. Given the uncertainty, we cannot reasonably estimate the impact on our future results of operations, cash flows, or financial condition. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section. Any of the foregoing factors, or other effects of the pandemic or any other epidemic that are not currently foreseeable, could adversely impact our business, financial condition, and results of operations.

Our expansion into new geographic markets and offerings and substantial increase in the number of our offerings may expose us to new and increased challenges and risks.
In recent years, we have expanded our offerings, including in consumer electronics, food and grocery, financial services, private-label brands, apparel, and travel, as well as expanded our reach into new geographic markets. Such expansion involves new risks and challenges and may require significant investments. Our lack of familiarity with new markets and new products and services and lack of relevant customer data relating to these new markets or offerings may make it more difficult for us to anticipate customer demand and preferences. We may misjudge customer demand and the potential profitability of a new market, product, or service. We may find it more difficult to inspect and control quality and ensure proper handling, storage, and delivery of new products. We may experience higher return rates on new products, customer complaints about new products and services, and costly liability claims as a result of selling such products and services, any of which would harm our brand and reputation as well as our results of operations. We may need to price aggressively to gain market share or remain competitive in new categories. It may be difficult for us to achieve profitability in the new product or service categories and our profit margin, if any, may be lower than we anticipate, which would adversely affect our results of operations. We cannot assure you that we will be able to recoup our investments in introducing any new product and service categories.
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
Our industry is characterized by rapidly changing technology, new mobile applications and protocols, new products and services, new media and entertainment content, including user-generated content, and changing consumer demands and trends. Furthermore, our competitors are continuously developing innovations in personalized search and recommendation, online and offline shopping and marketing, communications, social networking, entertainment, logistics, and other services to enhance the customer experience. Our financial performance depends on our ability to identify, originate, and define retail trends, as well as to anticipate, gauge, and react to changing customer preferences in a timely manner, including seasonal trends in customer spending.
As a result, we continue to invest significant resources in our technology, infrastructure, research and development, and other areas in order to enhance our business and operations, as well as to explore new growth strategies and geographies and introduce new high-quality products and services. If we offer new merchandise or services that are not accepted by our customers, we may make fewer sales and our revenue may fall short of expectations, our brand and reputation could be adversely affected, and we may incur expenses that are not offset by revenue. We may make substantial investments in such new categories and new markets in anticipation of future revenue. If the launch of a new category or a new geography requires greater investment than we expect, if we are unable to attract suppliers and merchants that produce sufficient high-quality, value-oriented merchandise and services, or if the revenue generated from sales of a new item of merchandise or service grows more slowly or produces lower gross profit than we expect, our results of operations could be adversely impacted. Expansion of our offerings may also strain our management and operational resources. We may also face greater competition in specific categories from e-commerce and traditional retailers that are more focused on such categories. It may be difficult to differentiate our offering from other competitors as we offer additional categories of merchandise and services, and our customers may have additional considerations in deciding whether or not to purchase these additional offerings. In addition, the relative profitability, if any, of new categories of merchandise or services may be lower than we have experienced historically, and we may not generate sufficient revenue from sales of these new items to recoup our investments in them.
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
We may expand our operations into new geographic markets, which would present new challenges and which may prove unsuccessful and adversely affect our business.
We have recently expanded our operations into other Asia Pacific countries where we offer direct on-demand delivery for a limited selection of items. We may further expand our operations into new geographic markets, which would present new challenges and which may prove unsuccessful and adversely affect our business. Further expansion into additional markets would require significant management attention and resources and would require us to localize our offerings to conform to a wide variety of local cultures, business practices, laws, regulations, and policies. Such local cultures, business practices, laws, regulations, and policies in other countries may make it more difficult for us to replicate our business model. We may be competing with local and international companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. If we are not successful in expanding into particular international markets or in generating revenue from such international operations, our business, financial condition, and results of operations may be adversely affected.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
Our success will depend, in part, on our ability to expand our products and services and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses and technologies rather than through organic growth. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. Further, proceeds from our IPO increase the likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Once we have completed an acquisition, we may not be able to successfully integrate the acquired business. We face additional risks in connection with acquisitions, including that:
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
Online commerce is still developing in the markets in which we operate. Our future revenue depends substantially on our customers, suppliers, merchants, and advertisers accepting the Internet as a way to conduct commerce, to purchase goods and services, and to carry out financial transactions. For us to grow our customer base successfully, more customers, merchants, and suppliers must accept and adopt new ways of conducting business and exchanging information, including through mobile devices. Further, service interruptions in Internet access could prevent customers from accessing our apps or websites and placing orders, and frequent interruptions could discourage customers from using our apps or websites, which could cause us to lose customers and harm our results of operations. In addition, we have no control over the costs of the services provided by the telecommunications operators. For more, see the risk factor titled “Our business depends on network and mobile infrastructure, third-party data center hosting facilities, other third-party providers, and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our apps or websites or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of customers, suppliers, or merchants.”
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
We have in the past become subject to fair trade claims and regulatory actions relating to allegedly false statements on our apps or websites about merchandise and their quality and have been fined by the Korea Fair Trade Commission (the “KFTC”).
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
We are also subject to investigations by Korean government authorities, including an investigation alleging that we violated the Korean Act on Fair Transactions in Large Retail Business and the Korean Fair Trade Act. The complaint claimed, among other issues, that we engaged in unfair returns of LG Household & Healthcare (“LGHH”) products, illegally requested that LGHH disclose confidential business information, and unfairly refused to do business with LGHH. Recently, the KFTC initiated an investigation into a potential violation of the Korean Fair Trade Act, including alleged unfair trade practices in our dealings with suppliers or merchants and the providing of preferential treatment for private labelled products sold by CPLB. In addition, current and former employees have raised and may raise allegations with the Korean Ministry of Employment and Labor (“MOEL”) or the Occupational Health Safety and Health Agency relating to employment and labor issues. Examples of such issues include pay, hours, breaks, time off, unfair dismissal, workplace harassment, workplace sexual harassment, health and safety, and union activities.
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
Our business and the infrastructure on which our business relies is vulnerable to damage or interruption from catastrophic occurrences, such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, criminal acts, sabotage, other intentional acts of vandalism and misconduct, geopolitical events, including those related to hostilities between North Korea and Korea, disease, such as the COVID-19 pandemic, and similar events. For example, in June 2021, there was a fire at our Deokpyeong fulfillment center which caused extensive damage to our fulfillment center. In this case, it took a total of six days for the fire to be extinguished, and the products stored at the fulfillment center were destroyed with the fire, which resulted in unexpected sudden damage to the facilities and equipment of the fulfillment center, damage to the inventory, and delay in delivery. Our Korean corporate offices and certain of the data centers in which we operate are located in regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our cloud providers could result in disruptions, outages, and other performance and quality problems. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be seriously harmed.
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
We are subject to governmental economic and trade sanctions laws and regulations and violations of such laws could subject us to liabilities, penalties, and other potential consequences.
We are subject to economic sanctions laws and regulations, which may restrict or prohibit transactions and dealings (including the sale, supply, or sourcing of products and services) with certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions. While we have implemented policies, procedures, and controls designed to promote and achieve compliance with applicable economic sanctions laws, we may have inadvertently in the past, and could in the future, violate such laws despite the precautions we take. As such, we may from time to time submit as warranted voluntary disclosures concerning potential violations of economic sanctions laws to relevant governmental authorities.
If we are found to be in violation of economic sanctions laws, it could result in government investigations, fines and penalties. We may also be adversely affected through other penalties, business disruption, reputational harm, loss of access to certain markets and customers, or otherwise. In addition, any change to economic sanctions laws and regulations, shift in the enforcement or scope of existing regulations or change in the countries, government, or persons targeted by such regulations could impact our ability to engage in transactions and dealings with certain parties and countries and could harm our business.
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
We have a workforce consisting of thousands of employees and independent contractors. We are subject to laws and regulations relating to labor and employment, including requirements on how we recruit, hire, employ, manage, train, discipline, and separate employees and independent contractors in all jurisdictions where we do business, including Korea.

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
While we maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident resulting from our fulfillment or last mile delivery activities. For example, in June 2021, there was a fire at our Deokpyeong fulfillment center which caused extensive damage to our property and inventories. It resulted in a material write-off of $285 million for the six months ended June 30, 2021. In addition, our business was negatively impacted by, but not limited to, delay in delivery, response to investigations in relation to the fire, and compensation for damages caused. Further, negative publicity related to workforce safety, including our continuing response to the COVID-19 pandemic could have an adverse effect on our business, prospects, financial condition, and results of operations.
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
Coupang Corp. enters into business relationships and transactions with its subsidiaries and affiliates, which are subject to scrutiny by the KFTC as to, among other things, whether such relationships and transactions constitute undue financial support among companies in the same business group. If, in the future, the KFTC determines that Coupang Corp. has engaged in transactions that violate the fair trade laws and regulations, it may be subject to an administrative and/or criminal fine, surcharge or other actions, which may have an adverse effect on our business, financial condition, and results of operations.
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
We are subject to taxes in the United States, Korea, China, Singapore, Japan, and Taiwan. We record tax expenses based on current tax payments and our estimates of future tax payments, which may include reserves for estimates on uncertain tax positions. We may be subject to audit and the results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in tax laws, changes to existing accounting rules or regulations or by changes to our ownership or capital structures. Fluctuations in our tax obligations and effective tax rate could materially and adversely affect our results of business, financial condition, and results of operations.
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
As of December 31, 2020, our U.S. affiliates had U.S. federal NOL carryforwards of approximately $50 million due to prior period losses. Under the U.S. Tax Cuts and Jobs Act of 2017 as modified by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs will be limited to 80% of taxable income in taxable years beginning after December 31, 2020. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, including credits, to offset its post-change taxable income or taxes may be limited. It is possible that we may experience ownership changes as a result of our initial public offering or in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. In addition, for U.S. federal income tax purposes, NOLs incurred in taxable years beginning prior to January 1, 2018 can be carried forward to the following twenty taxable years, and different periods may apply for U.S. state and local income tax purposes. We will be unable to use NOLs if we do not attain profitability sufficient to offset available NOLs prior to their expiration. For state and local income tax purposes in certain jurisdictions, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, the Governor of California signed into law the 2020 Budget Act which imposed limits on the usability of California state net operating losses to offset taxable income and the utilization of research tax credits to $5.0 million annually in tax years beginning after 2019 and before 2023.

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
All of our shares of Class B common stock, which has 29 votes per share, are beneficially held by Bom Suk Kim, our Founder and Chief Executive Officer. Our Class A common stock, which is the stock we list on the NYSE, has one vote per share. Our Class A common stock and Class B common stock vote together as a single class on all matters, except as otherwise required by applicable law or our certificate of incorporation. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon any transfer, whether or not for value, except certain transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in our certificate of incorporation. Upon any conversion of shares of Class B common stock into shares of Class A common stock, the voting power of any existing holder of Class A common stock in any vote of the Class A common stock voting separately as a class will be diluted to the extent of the additional shares of Class A common stock issued as a result of the conversion, but because there will be fewer shares of Class B common stock outstanding as a result of such a conversion, the voting power of any existing holder of Class A common stock in any vote of all shares of capital stock voting together as a class will increase because there will be fewer shares of the higher vote Class B common stock outstanding. Because of the 29-to-one voting ratio between our Class B and Class A common stock, the Class B common stock held by Mr. Kim represent, in the aggregate, 76.5% of the combined voting power of our capital stock as of June 30, 2021. The control by Mr. Kim of a majority of the combined voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may defer, prevent, or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Mr. Kim also has the ability to control our management and major strategic investments as a result of his position as our Chief Executive Officer. Although Mr. Kim owes a fiduciary duty to our stockholders as a board member and officer, as a stockholder, Mr. Kim is entitled to vote his shares in his own interest, which may not always be in the interest of our stockholders generally.

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
Sales of a substantial number of shares of Class A common stock into the public market, particularly sales by our directors, executive officers, or principal stockholders, or the perception that these sales might occur, could cause the price of our Class A common stock to decline. As of June 30, 2021, we had 1,560,775,682 shares of Class A common stock outstanding. We have also registered shares of Class A common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
The holders of approximately 1,339.8 million shares of our Class A and Class B common stock, or approximately 77% of our total outstanding Class A and Class B common stock (based upon the number of shares outstanding as of June 30, 2021), are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could cause the price per share of our Class A common stock to decline.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
The Registration Statement on Form S-1 (File No. 333-253030) for our IPO of our Class A common stock was declared effective by the SEC on March 10, 2021. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.
Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Disclosure Pursuant to Section 13(r) of the Exchange Act
We have determined that, after becoming an issuer, we processed and delivered seven orders to certain Korean individuals at the address of the Iranian Embassy in Seoul, South Korea. The shipments consisted of food items, health, beauty, and paper products, with a total value of approximately $360. We are unable to accurately calculate the net profit attributable to these transactions. We do not plan to sell to individuals at this address in the future, and have taken steps to prevent and block such sales and to enhance our policies and procedures to identify transactions associated with persons subject to U.S. sanctions against Iran.

Item 6.   Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Registrant.
3.2	Bylaws of the Registrant.
10.1+	Amended Executive Severance Policy
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan
*	Indicates furnished exhibit

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Michael Parker
Michael Parker
Chief Accounting Officer (Principal Accounting Officer)

Dated: August 16, 2021