Form 10-Q
period 2021-09-30
Coupang, Inc.
filed 2021-11-12
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2021, there were 1,576,638,517 shares of the registrant’s Class A common stock and 174,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2021

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
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (ir.aboutcoupang.com), our filings with the Securities and Exchange Commission, webcasts, press releases, conference calls, and social media. We use these mediums to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. Notwithstanding the foregoing, the information contained on our website as referenced in this paragraph is not incorporated by reference into this Form 10-Q or any other report or document we file with the SEC.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares/units)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$3,928,568	$1,251,455
Restricted cash	337,098	144,949
Accounts receivable, net	134,316	71,257
Inventories	1,212,198	1,161,205
Other current assets	299,153	211,848
Total current assets	5,911,333	2,840,714

Long-term restricted cash	4,341	4,898
Property and equipment, net	1,167,463	1,017,947
Operating lease right-of-use assets	1,259,962	1,011,255
Goodwill	3,900	4,247
Long-term lease deposits and other	240,271	188,271
Total assets	$8,587,270	$5,067,332
Liabilities, redeemable convertible preferred units and stockholders'/members’ equity (deficit)
Current liabilities:
Accounts payable	$3,216,880	$2,907,918
Accrued expenses	164,678	115,606
Deferred revenue	80,450	65,259
Short-term borrowings	168,052	156,678
Current portion of long-term debt	385,888	67,576
Current portion of long-term operating lease obligations	260,395	207,196
Other current liabilities	300,525	212,477
Total current liabilities	4,576,868	3,732,710

Long-term debt	169,333	353,342
Long-term operating lease obligations	1,103,478	859,477
Convertible notes	—	589,851
Defined severance benefits and other	169,485	135,203
Total liabilities	6,019,164	5,670,583

Commitments and contingencies (Note 9)
Redeemable convertible preferred units, no par value; no units authorized, issued or outstanding, and no liquidation preference as of September 30, 2021; 1,448,632,049 units authorized, 1,372,898,443 units issued, 1,329,464,982 units outstanding, and aggregate liquidation preference of $3,584,028 as of December 31, 2020	—	3,465,611
Stockholders'/members’ equity (deficit)
Common units, no par value; no units authorized, issued or outstanding as of September 30, 2021; 264,166,544 units authorized, 114,566,705 units issued, and 105,822,205 units outstanding as of December 31, 2020	—	45,122
Class A common stock, $0.0001 par value, 10,000,000,000 shares authorized and 1,575,551,659 shares issued and outstanding as of September 30, 2021; Class B common stock, $0.0001 par value, 250,000,000 shares authorized and 174,802,990 shares issued and outstanding as of September 30, 2021; no shares of Class A and Class B common stock authorized, issued and outstanding as of December 31, 2020	174	—
Additional paid-in capital	7,813,384	25,036
Accumulated other comprehensive income (loss)	86	(31,093)
Accumulated deficit	(5,245,538)	(4,107,927)
Total stockholders'/members’ equity (deficit)	2,568,106	(4,068,862)
Total liabilities, redeemable convertible preferred units and stockholders'/members’ equity (deficit)	$8,587,270	$5,067,332
The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net retail sales	$4,137,136	$2,897,682	$11,938,685	$7,555,592
Net other revenue	507,569	238,825	1,390,994	608,254
Total net revenues	4,644,705	3,136,507	13,329,679	8,163,846

Cost of sales	3,890,178	2,669,552	11,184,152	6,826,861
Operating, general and administrative	1,069,639	683,192	3,242,891	1,722,077
Total operating cost and expenses	4,959,817	3,352,744	14,427,043	8,548,938

Operating loss	(315,112)	(216,237)	(1,097,364)	(385,092)

Interest income	2,603	1,267	5,450	9,512
Interest expense	(7,376)	(25,712)	(38,047)	(78,423)
Other (expense) income, net	(4,026)	67,704	(7,479)	73,829
Loss before income taxes	(323,911)	(172,978)	(1,137,440)	(380,174)

Income tax expense	66	21	171	228

Net loss	(323,977)	(172,999)	(1,137,611)	(380,402)
Less: premium on repurchase of redeemable convertible preferred units	—	—	—	(92,734)
Net loss attributable to Class A and Class B common stockholders	$(323,977)	$(172,999)	$(1,137,611)	$(473,136)

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted	$(0.19)	$(5.91)	$(0.87)	$(17.47)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	1,747,255	29,284	1,313,234	27,085

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	24,266	(2,956)	38,887	(4,641)
Actuarial gain (loss) on defined severance benefits, net of tax	1,266	36	(7,708)	109
Total other comprehensive income (loss)	25,532	(2,920)	31,179	(4,532)
Comprehensive loss	$(298,445)	$(175,919)	$(1,106,432)	$(384,934)

The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders'/Members' Equity (Deficit)
	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2020	1,329,465	$3,465,611	105,822	$45,122	—	$—	$25,036	$(31,093)	$(4,107,927)	$(4,068,862)
Net loss	—	—	—	—	—	—	—	—	(295,033)	(295,033)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	14,972	—	14,972
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	918	—	918
Issuance of common units, equity-based compensation plan	—	—	22,901	38,968	—	—	—	—	—	38,968
Equity-based compensation	—	—	—	2,974	—	—	—	—	—	2,974
Impact of Corporate Conversion and IPO
Conversion of common units into Class A and Class B common stock	—	—	(128,723)	(87,064)	128,648	13	87,051	—	—	—
Conversion of redeemable convertible preferred units into Class A and Class B common stock	(1,329,465)	(3,465,611)	—	—	1,329,465	133	3,465,478	—	—	3,465,611
Issuance of Class A common stock, net of underwriting discounts and offering costs	—	—	—	—	100,000	10	3,416,809	—	—	3,416,819
Conversion of convertible notes into Class A common stock	—	—	—	—	171,750	17	609,982	—	—	609,999
Issuance of common stock, equity-based compensation plan subsequent to Corporate Conversion and IPO	—	—	—	—	2,680	—	4,767	—	—	4,767
Equity-based compensation subsequent to Corporate Conversion and IPO	—	—	—	—	—	—	83,992	—	—	83,992
Balance as of March 31, 2021	—	$—	—	$—	1,732,543	$173	$7,693,115	$(15,203)	$(4,402,960)	$3,275,125
Net loss	—	—	—	—	—	—	—	—	(518,601)	(518,601)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(351)	—	(351)
Actuarial loss on defined severance benefits, net of tax	—	—	—	—	—	—	—	(9,892)	—	(9,892)
Issuance of common stock, equity-based compensation plan	—	—	—	—	3,036	—	6,002	—	—	6,002
Equity-based compensation	—	—	—	—	—	—	50,346	—	—	50,346
Balance as of June 30, 2021	—	$—	—	$—	1,735,579	$173	$7,749,463	$(25,446)	$(4,921,561)	$2,802,629
Net loss	—	—	—	—	—	—	—	—	(323,977)	(323,977)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	24,266	—	24,266
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	1,266	—	1,266
Issuance of common stock, equity-based compensation plan	—	—	—	—	14,776	1	7,783	—	—	7,784
Equity-based compensation	—	—	—	—	—	—	56,138	—	—	56,138
Balance as of September 30, 2021	—	$—	—	$—	1,750,355	$174	$7,813,384	$86	$(5,245,538)	$2,568,106
The accompanying notes are an integral part of these condensed consolidated financial statements

	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders'/Members' Deficit
	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2019	1,348,313	$3,468,554	70,702	$—	—	$—	$25,036	$7,642	$(3,565,590)	$(3,532,912)
Net loss	—	—	—	—	—	—	—	—	(105,353)	(105,353)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(2,288)	—	(2,288)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	38	—	38
Issuance of common units, equity-based compensation plans	—	—	5,193	5,193	—	—	—	—	—	5,193
Repurchase of common units	—	—	(680)	(1,366)	—	—	—	—	—	(1,366)
Repurchase of preferred units	(7,242)	(1,937)	—	(10,305)	—	—	—	—	(24,566)	(34,871)
Equity-based compensation	—	—	—	6,478	—	—	—	—	—	6,478
Balance as of March 31, 2020	1,341,071	$3,466,617	75,215	$—	—	$—	$25,036	$5,392	$(3,695,509)	$(3,665,081)
Net loss	—	—	—	—	—	—	—	—	(102,050)	(102,050)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	603	—	603
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	35	—	35
Issuance of common units, equity-based compensation plans	—	—	18,618	2,869	—	—	—	—	—	2,869
Repurchase of preferred units	(11,606)	(1,006)	—	(3,249)	—	—	—	—	(54,614)	(57,863)
Equity-based compensation	—	—	—	10,345	—	—	—	—	—	10,345
Balance as of June 30, 2020	1,329,465	$3,465,611	93,833	$9,965	—	$—	$25,036	$6,030	$(3,852,173)	$(3,811,142)
Net loss	—	—	—	—	—	—	—	—	(172,999)	(172,999)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(2,956)	—	(2,956)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	36	—	36
Issuance of common units, equity-based compensation plans	—	—	1,936	3,161	—	—	—	—	—	3,161
Equity-based compensation	—	—	—	7,292	—	—	—	—	—	7,292
Balance as of September 30, 2020	1,329,465	$3,465,611	95,769	$20,418	—	$—	$25,036	$3,110	$(4,025,172)	$(3,976,608)

The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(1,137,611)	$(380,402)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	145,866	85,551
Provision for severance benefits	100,649	48,856
Equity-based compensation	193,450	24,017
Paid-in-kind interest and accretion of discount on convertible notes	20,148	66,569
Revaluation of derivative instrument	—	(70,032)
Inventory and fixed asset losses due to fulfillment center fire	284,825	—
Non-cash operating lease expense	187,926	105,512
Non-cash others	32,786	40,352
Change in operating assets and liabilities:
Accounts receivable, net	(75,958)	(41,234)
Inventories	(308,559)	(413,619)
Other assets	(182,375)	(153,416)
Accounts payable	561,528	948,051
Accrued expenses	50,604	41,145
Deferred revenue	13,015	8,037
Other liabilities	(94,126)	(24,299)
Net cash (used in) provided by operating activities	(207,832)	285,088

Investing activities:
Purchases of property and equipment	(505,554)	(314,941)
Proceeds from sale of property and equipment	960	222
Other investing activities	(2,218)	(35,629)
Net cash used in investing activities	(506,812)	(350,348)

Financing activities:
Repurchase of common units and preferred units	—	(97,043)
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts	3,431,277	—
Deferred offering costs paid	(11,618)	—
Proceeds from issuance of common stock/units, equity-based compensation plan	57,521	11,223
Proceeds from short-term borrowings and long-term debt	308,772	220,649
Repayment of short-term borrowings and long-term debt	(111,472)	(24,913)
Other financing activities	(2,289)	(1,379)
Net cash provided by financing activities	3,672,191	108,537
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(88,842)	(6,236)
Net increase in cash and cash equivalents, and restricted cash	2,868,705	37,041
Cash and cash equivalents, and restricted cash, as of beginning of period	1,401,302	1,371,535
Cash and cash equivalents, and restricted cash, as of end of period	$4,270,007	$1,408,576
Supplemental disclosure of cash-flow information:
Cash paid for income taxes	$1,088	$155
Cash paid for interest	$14,175	$16,744
Non-cash investing and financing activities:
(Decrease) increase in property and equipment-related accounts payable and accrued expenses	$(5,516)	$16,661
Conversion of common units into Class A and Class B common stock	$87,064	$—
Conversion of redeemable convertible preferred units into Class A and Class B common stock	$3,465,611	$—
Conversion of convertible notes into Class A common stock	$609,999	$—
The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Coupang, Inc. (“Coupang”), together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), is a Delaware corporation, which owns and operates an e-commerce business that primarily serves the Korean retail market. Through the Company’s mobile applications and Internet websites, the Company offers products and services that span a wide range of categories, including home goods and décor, apparel and beauty products, fresh food and grocery, sporting goods, electronics, restaurant order and delivery, travel, content streaming, and everyday consumables, which are offered through a fully integrated technology, fulfillment and logistics infrastructure. The Company’s main operations, including procurement, marketing, technology, administrative functions, and fulfillment and logistics infrastructure, are predominantly located in South Korea, with operations and support services performed in China, Singapore, Japan, Taiwan, and the United States.
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
Fulfillment Center Fire
On June 17, 2021, a fire extensively damaged the Company’s Deokpyeong fulfillment center (the “FC Fire”) resulting in a loss of the inventory, building, equipment, and other assets at the site. Inventory and property and equipment losses from the FC Fire of $158 million and $127 million were recognized in “Cost of sales” and “Operating, general and administrative,” respectively, during the second quarter of 2021. The Company is insured on property losses from the FC Fire, however, whether and to what extent the Company may recover insurance proceeds on these losses is currently unknown, and as such, no insurance recoveries have been recognized. During the second quarter of 2021, the Company also incurred or accrued for other costs directly related to the FC Fire of $11 million. The FC Fire resulted in an increase to our net loss of $296 million for the nine months ended September 30, 2021.
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
Concentration of Credit Risk
Cash and cash equivalents, restricted cash and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents, and restricted cash are placed with several financial institutions that management believes are of high credit quality, of which 67% were held at three financial institutions as of September 30, 2021. The Company’s gross accounts receivable include amounts concentrated with four payment processing companies representing 50% of gross accounts receivable at September 30, 2021.
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of this guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We expect to elect the optional expedients for eligible contract modifications, if any, as they occur through December 31, 2022. The application of these expedients is not expected to have a material impact on our condensed consolidated financial statements.
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

Comparative financial statements for prior periods have been adjusted to apply the straight-line attribution method retrospectively. The following table presents the comparative effect of the change in accounting method and its impact on the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(in thousands, except for per share amounts)	As Reported	As Adjusted	As Reported	As Adjusted
Total net revenues	$3,136,507	$3,136,507	$8,163,846	$8,163,846
Cost of sales	2,669,479	2,669,552	6,826,847	6,826,861
Operating, general and administrative	684,893	683,192	1,728,585	1,722,077
Total operating cost and expenses	3,354,372	3,352,744	8,555,432	8,548,938
Operating loss	(217,865)	(216,237)	(391,586)	(385,092)
Loss before income taxes	(174,606)	(172,978)	(386,668)	(380,174)
Income tax expense	21	21	228	228
Net loss	(174,627)	(172,999)	(386,896)	(380,402)
Net loss attributable to Class A and Class B common stockholders	$(174,627)	$(172,999)	$(479,630)	$(473,136)

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted(1)	$(5.96)	$(5.91)	$(17.71)	$(17.47)
Weighted-average number of Class A and Class B common shares outstanding used in computing per share amounts, basic and diluted(1)	29,284	29,284	27,085	27,085

Comprehensive loss	$(177,547)	$(175,919)	$(391,428)	$(384,934)
____________
(1)As reported net loss per share reflects the retrospective adjustments from the Corporate Conversion described in Note 14 — "Net Loss per Share."
The following table presents the comparative effect of the change in accounting method and its impact on the Company’s condensed consolidated balance sheets:

	As of December 31, 2020
(in thousands)	As Reported	As Adjusted
Stockholders'/members’ equity (deficit)
Common units	$54,950	$45,122
Additional paid-in capital	25,036	25,036
Accumulated other comprehensive income (loss)	(31,093)	(31,093)
Accumulated deficit	(4,117,755)	(4,107,927)
Total stockholders'/members’ equity (deficit)	$(4,068,862)	$(4,068,862)
There was no net impact to the amounts reported for net cash used in/provided by operating, investing or financing activities in the condensed consolidated statements of cash flows for prior periods as a result of the change in accounting method. However, for the nine months ended September 30, 2020, net loss and equity-based compensation expense in cash flows from operating activities each decreased $6 million to reflect the change in accounting method. The cumulative effect of the change in accounting method had no net impact on stockholders’/members’ equity (deficit) as of January 1, 2020, the beginning of the earliest year presented in the condensed consolidated financial statements.

3.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net retail sales	$4,137,136	$2,897,682	$11,938,685	$7,555,592
Third-party merchant services	450,634	202,356	1,231,799	516,367
Other revenue	56,935	36,469	159,195	91,887
Total net revenues	$4,644,705	$3,136,507	$13,329,679	$8,163,846

This level of revenue disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Net retail sales are recognized from online product sales to consumers. Third-party merchant services represent commissions, advertising, and delivery fees earned from merchants and restaurants that sell their products through the Company’s online business. Other revenue includes revenue earned from our various other offerings.
Contract liabilities consist of deferred revenue and liabilities from customer loyalty credits, which are included in accrued expenses on the condensed consolidated balance sheets. The Company recognized revenue of $60 million and $27 million for the nine months ended September 30, 2021 and 2020, respectively, which were included in deferred revenue on the consolidated balance sheets as of December 31, 2020 and 2019, respectively. Revenue recognized from customer loyalty program liabilities as of December 31, 2020 and 2019 were not material for the nine months ended September 30, 2021 and 2020, respectively.

4.    Property and Equipment, net
The following summarizes the Company’s property and equipment, net:

(in thousands)	September 30, 2021	December 31, 2020
Land	$140,857	$142,403
Buildings	117,675	181,529
Equipment and furniture	506,119	473,775
Leasehold improvements	277,331	172,864
Vehicles	159,245	165,073
Software	33,362	48,136
Construction in progress	309,320	169,789
Property and equipment, gross	1,543,909	1,353,569
Less: Accumulated depreciation and amortization	(376,446)	(335,622)
Property and equipment, net	$1,167,463	$1,017,947

For the three months ended September 30, 2021 and 2020, depreciation and amortization expense on property and equipment was $51 million and $32 million, respectively. For the nine months ended September 30, 2021 and 2020, depreciation and amortization expense on property and equipment was $145 million and $85 million, respectively.
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
The Company’s finance leases as of September 30, 2021 and December 31, 2020 were not material and are included in property and equipment, net, on the Company's condensed consolidated balance sheets.
The components of operating lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$87,814	$55,629	$247,566	$132,957
Variable and short-term lease cost	9,895	6,380	26,784	16,360
Total operating lease cost	$97,709	$62,009	$274,350	$149,317

Supplemental disclosure of cash flow information related to leases were as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash paid for the amount used to measure the operating lease liabilities	$204,791	$100,154
Operating lease assets obtained in exchange for lease obligations	$485,788	$486,570
Net increase (decrease) to operating lease ROU assets resulting from remeasurements of lease obligations	$40,812	$(5,544)

The assumptions used to value leases for the periods presented were as follows:

	September 30, 2021	December 31, 2020
Operating leases weighted-average remaining lease term	6.0 years	6.2 years
Operating leases weighted-average discount rate	6.09%	5.88%
As of September 30, 2021, the Company had entered into operating leases that have not commenced with future minimum lease payments of $346 million, that have not been recognized on the Company's condensed consolidated balance sheets. These leases have non-cancellable lease terms of 2 to 10 years.
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
Level 3: Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.
The following table summarizes the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents
Money market trust	$392,605	$—	$—	$392,605
Money market fund	35,295	—	—	35,295
Restricted cash
Time deposit	270,667	—	—	270,667
Money market trust	66,431	—	—	66,431
Other current assets
Time deposit	6,752	—	—	6,752
Long-term restricted cash
Time deposit	1,840	—	—	1,840
Money market account	2,501	—	—	2,501
Total financial assets	$776,091	$—	$—	$776,091

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents
Money market trust	$629,393	$—	$—	$629,393
Money market fund	35,641	—	—	35,641
Restricted cash
Time deposit	144,949	—	—	144,949
Other current assets
Time deposit	18,382	—	—	18,382
Long-term restricted cash
Time deposit	4,898	—	—	4,898
Total financial assets	$833,263	$—	$—	$833,263

Financial liabilities:
Derivative instrument	$—	$—	$—	$—
Total financial liabilities	$—	$—	$—	$—

The following table summarizes information about the significant unobservable inputs used in the fair value measurement of the Company’s derivative instrument:

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Input Amount
Derivative instrument	$—	Valuation of convertible notes with and without the derivative instrument. Incorporates a discounted cash flow model and option pricing model.	Discount rate	14%
			Equity value: Long-term revenue growth rate	3.5%
			Equity value: Revenue market multiple	1.3x - 1.5x
7.    Short-Term Borrowings and Long-Term Debt
Details of carrying amounts of short-term borrowings were as follows:

(in thousands)				Borrowing Limit	September 30, 2021	December 31, 2020
Maturity Date	Interest rate (%)
January 7, 2022	CD interest rate (91 days) + 3.25			$126,593	$126,593	$137,868
December 6, 2021 – June 25, 2022	3.20	–	4.00	41,649	41,649	19,117
Total principal short-term borrowings				$168,242	$168,242	$156,985
Less: unamortized discounts					(190)	(307)
Total short-term borrowings					$168,052	$156,678

The Company’s short-term borrowings generally include lines of credit with financial institutions to be drawn upon for general operating purposes.
In December 2019, the Company entered into a one-year revolving facility agreement, secured by the Company’s inventories. As of September 30, 2021, this $127 million revolving facility was secured by $1.2 billion of the Company’s inventories. Prior to the expiration of the original term of the revolving facility in January 2021, the Company exercised an option that allowed it to extend the maturity of the borrowing facility for an additional 364 days from the expiration date. The revolving facility bears interest at the average of final quotation yield rates for 91-day KRW-denominated bank certificate of deposit (“CD interest rate”) plus 3.25%, and has a commitment fee of 0.75% on the undrawn portion. Under the facility agreement, Coupang Corp., one of the Company’s wholly-owned subsidiaries, is restricted from loaning money to its parent, Coupang, Inc.

Details of carrying amounts of long-term debt were as follows:

(in thousands)					September 30, 2021	December 31, 2020
Maturity Date	Interest rate (%)			Borrowing Limit
February 27, 2024(1)	(5)			$1,000,000	$—	$—
October 21, 2021 – March 26, 2023(2)	3.10	–	5.10	36,595	24,596	50,713
November 28, 2021(3)	5.20			3,205	3,205	19,199
December 23, 2021 – August 12, 2024(4)	2.87	–	8.50	557,852	528,651	354,963
Total principal long-term debt				$1,597,652	$556,452	$424,875
Less: current portion of long-term debt					(385,888)	(67,576)
Less: unamortized discounts					(1,231)	(3,957)
Total long-term debt					$169,333	$353,342
_____________
(1)Relates to the Company’s new revolving credit facility as described below.
(2)The Company entered into various loan agreements with fixed interest rates for general operating purposes.
(3)In November 2019, the Company entered into a fixed-rate term loan facility agreement, secured by certain of the Company’s accounts receivable. At September 30, 2021, the Company had $3 million deposited in a trust account for repayment guarantee purposes, which is classified as short-term restricted cash on the condensed consolidated balance sheets. Principal and interest are to be paid on a monthly basis.
(4)In March 2017, the Company entered into a term loan facility agreement. The Company was required to pledge certain land, building, inventories, and short-term financial instruments as collateral. However, as a result of the FC Fire, the building and inventories were extensively damaged, and on August 4, 2021, the term loan facility agreement was amended to replace the original collateral with $194 million in cash secured as collateral and to repay $70 million of the outstanding principal balance. The amendment, which took place within the cure period, subsequently resulted in the Company being in compliance with its term loan facility agreement. Principal is to be paid at maturity and interest is paid on a quarterly basis. Later in August 2021, the Company entered into a new $169 million three-year term loan agreement. The Company pledged $203 million of certain land and buildings as collateral. The loan bears interest at a fixed rate of 3.155%. Principal is to be paid at maturity and interest is paid on a monthly basis.
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
In February 2021, the Company entered into a new three-year senior unsecured credit facility (the “new revolving credit facility”) providing for revolving loans in an aggregate principal amount of up to $475 million (which automatically increased to an aggregate principal amount of $950 million based on the Company receiving at least $2.0 billion in net proceeds from its IPO). The new revolving credit facility provides the Company the right to request incremental commitments up to $1.25 billion, subject to customary conditions. During March 2021, the aggregate principal amount of the Company’s new revolving credit facility increased to an aggregate principal amount of $1.0 billion as a result of its IPO. As of September 30, 2021, there was no balance outstanding on the new revolving credit facility.
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
The Company was in compliance with the covenants for each of its borrowings and debt agreements as of September 30, 2021.
In October 2021, the Company entered into a new two-year loan agreement to borrow up to $139 million to finance the construction of a fulfillment center. The Company pledged up to $167 million of certain existing land and a building to be constructed as collateral. The loan bears interest at a fixed rate of 3.45%.
The Company’s long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on the Company’s current interest rate for similar types of borrowing arrangements. The carrying amount of the long-term debt approximates its fair value as of September 30, 2021 and December 31, 2020 due primarily to the interest rates approximating market interest rates.

Future principal payments for long-term debt as of September 30, 2021 were as follows:

(in thousands)	Long-term debt
Remainder of 2021	$24,356
2022	363,083
2023	222
2024	168,791
2025	—
Thereafter	—
Total	$556,452
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
The convertible notes had an annual effective interest rate of 16.99%. The Company did not incur interest expense on the convertible notes for the three months ended September 30, 2021. The Company recorded interest expense from its convertible notes for the three months ended September 30, 2020 of $24 million, consisting of $15 million of contractual interest expense and $9 million of debt discount amortization. The Company recorded interest expense from its convertible notes for the nine months ended September 30, 2021 and 2020 of $20 million and $67 million, respectively, consisting of $15 million and $42 million of contractual interest expense and $5 million and $25 million of debt discount amortization, respectively.
The convertible notes contained embedded derivatives that allowed or required the holders of the convertible notes to convert them into a variable number of the Company’s equity securities for a value equal to a significant premium over the then principal and accrued interest balance. These embedded derivatives were bifurcated and accounted for separately as a single, compound derivative instrument. The convertible notes did not convert to common shares based on this embedded feature, rather they converted based on a price calculated by dividing $6.3 billion with the number of common equity securities, on an as-converted and as-exercised basis, outstanding on the closing of the IPO. Following the convertible notes conversion to shares of Class A common stock, the embedded derivatives no longer exist. There was no change in fair value of the derivative instrument during the nine months ended September 30, 2021. The change in fair value of the derivative instrument resulted in a gain of $70 million for the three and nine months ended September 30, 2020, which was recognized in the condensed consolidated statements of operations and comprehensive loss within “Other (expense) income, net.”

9.    Commitments and Contingencies
Commitments
The following summarizes the Company’s minimum contractual commitments as of September 30, 2021:

(in thousands)	Unconditional purchase obligations (unrecognized)	Long-term debt (including interest)	Operating leases	Total
Remainder of 2021	$53,165	$30,320	$81,192	$164,677
2022	170,975	375,773	330,295	877,043
2023	143,106	5,534	294,860	443,500
2024	88,378	172,365	257,783	518,526
2025	84,758	—	203,864	288,622
Thereafter	28,253	—	487,320	515,573
Total undiscounted payments	$568,635	$583,992	$1,655,314	$2,807,941
Less: lease imputed interest			(291,441)
Total lease commitments			$1,363,873

Unconditional purchase obligations include legally binding contracts with terms in excess of one year that are not reflected on the consolidated balance sheets. These contractual commitments primarily relate to technology related service contracts, fulfillment center construction contracts and software licenses. For contracts with variable terms, we do not estimate the total obligation beyond any minimum pricing as of the reporting date.
Legal Matters
From time to time, the Company may become party to litigation incidents and other legal proceedings, including regulatory proceedings, in the ordinary course of business. The Company assesses the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, the Company considers other relevant factors that could impact its ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. The Company's reserves may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of currently pending legal matters will not have a material adverse effect on its business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
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
Our certificate of incorporation provides for two classes of common stock, and authorizes shares of undesignated preferred stock, the rights, preferences, and privileges of which may be designated from time to time by our board of directors. Our authorized capital stock consists of 10,000,000,000 shares of Class A common stock, par value $0.0001 per share; 250,000,000 shares of Class B common stock, par value $0.0001 per share; and 2,000,000,000 shares of undesignated preferred stock, par value $0.0001 per share. No preferred stock was issued and outstanding as of September 30, 2021 and December 31, 2020.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on the Company’s defined severance benefits. As of September 30, 2021 and December 31, 2020, the ending balance in accumulated other comprehensive loss related to foreign currency translation adjustments was $35 million and $(4) million, respectively, and the amount related to actuarial gains (losses) on defined severance benefits was $(34) million and $(27) million, respectively.
11.    Equity-based Compensation Plans
Our board of directors adopted the 2021 Plan in February 2021, which was subsequently approved by our stockholders in February 2021. The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other equity-based awards (or the cash equivalent thereof). Initially, the maximum number of shares of the Company’s Class A common stock that may be issued under the 2021 Plan is 215,103,732 shares. In addition, the number of shares of the Company’s Class A common stock reserved for issuance under the 2021 Plan may be increased on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors.
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
For the RSUs with the performance condition satisfied upon the completion of the Company’s IPO, the Company recorded $41 million in equity-based compensation expense for the nine months ended September 30, 2021, consisting primarily of a cumulative catch-up adjustment related to such awards based on the full or partial fulfillment of requisite service periods. Unrecognized equity-based compensation expense related to these awards will be recorded over the remaining requisite service period.
During the nine months ended September 30, 2021, the Company granted 15.0 million RSUs. The weighted-average grant-date fair value of these RSUs was $32.93. RSUs generally vest over 2 to 4 years from the vesting start date, subject to the recipient remaining an employee of the Company at each vesting date.

As of September 30, 2021, the Company had $439 million of unamortized compensation costs related to all unvested RSU awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 3.0 years, net of estimated forfeitures.
Stock Options
The Company had previously granted unit options under the 2011 Plan, which vest upon the satisfaction of a service-based condition. In connection with the Company’s Corporate Conversion and IPO, the outstanding awards were converted into stock options.
The Company’s stock options are granted with exercise prices equal to the estimated fair value of the common shares at the date of grant. The stock options generally expire ten years from the grant date. During the nine months ended September 30, 2021, the Company granted 6.6 million options. The weighted-average grant-date fair value of these options was $8.83. Outstanding vested stock options were 10.9 million and 31.2 million as of September 30, 2021 and December 31, 2020, respectively.
The total unrecognized compensation expense related to unvested stock options was $48 million, which will be recognized over the weighted-average remaining service period of approximately 2.2 years, net of estimated forfeitures.
PIUs
Prior to the IPO, the Company granted common units designated as PIUs that vested upon the satisfaction of a service-based condition and with respect to certain awards, vesting accelerates upon the occurrence of an IPO. Holders of vested PIUs had similar rights to those of common unit holders. The PIUs (with the exception of those granted to the Company’s Chief Executive Officer, which convert into an equal number of shares of Class B common stock) convert to shares of Class A common stock at a ratio based on the excess of the per common unit value of the Company at the time of a Corporate Conversion over the per common unit value designated at the grant date of the PIUs (the participation threshold), as specified in the underlying award agreements. All outstanding PIUs automatically converted into 22,367,358 shares of Class A common stock and 43,143,440 shares of Class B common stock at the time of the Corporate Conversion. Furthermore, the accelerated vesting condition of all unvested PIUs were satisfied upon the completion of the Company's IPO and thus, the Company recorded $25 million in equity-based compensation related to the accelerated vesting of PIUs for the nine months ended September 30, 2021. The Company did not incur equity-based compensation related to PIUs for the three months ended September 30, 2021.
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
The following table presents the effects of equity-based compensation, as retrospectively adjusted for the change in accounting principle described above, in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of sales	$2,928	$162	$7,281	$447
Operating, general and administrative	53,210	7,130	186,169	23,570
Total	$56,138	$7,292	$193,450	$24,017
12.    Income Taxes
The Company’s tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance. The Company’s resulting effective tax rate differs from the applicable statutory rate, primarily due to the valuation allowance against its deferred tax assets.
The Company is subject to income taxation through certain of its subsidiaries predominantly in the United States, China, South Korea, Singapore, Japan, and Taiwan.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The impacts of uncertain tax positions are recognized only after determining a more-likely-than-not probability that the uncertain tax positions will not withstand challenge, if any, from the relevant taxing authorities. The Company did not have any material uncertain tax positions as of September 30, 2021 and 2020.
13.    Defined Severance Benefits
Defined severance benefits are for employees of the Company’s Korean subsidiaries. The Korean subsidiaries offer defined benefits to provide severance payments to all employees that leave the Company based on employment length and pay rate.
The following table provides the components of net periodic benefit costs and the portion of these costs charged to expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Current service costs	$32,502	$18,602	$95,281	$47,781
Interest expense	854	325	2,039	965
Amortization of:
Prior service credit	23	—	69	—
Net actuarial loss	1,242	37	3,260	110
Net periodic benefit costs charged to expense	$34,621	$18,964	$100,649	$48,856
s
14.    Net Loss per Share
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. As the liquidation and dividend rights are identical, the undistributed earnings or loss are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted net loss per share attributable to common stockholders are therefore the same for Class A and Class B common stock on both an individual and a combined basis. Basic net loss per share is computed using the weighted-average number of shares of Class A and Class B common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of Class A and Class B common stock and potentially dilutive Class A and Class B potential common shares outstanding during the period. The Company's basic and diluted net loss per share are the same because the Company has generated net loss to common stockholders. During the nine months ended September 30, 2020, the Company repurchased certain preferred units at a premium over the carrying values, which increased net loss attributable to common stockholders.
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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(323,977)	$(172,999)	$(1,137,611)	$(380,402)
Less: premium on repurchase of redeemable convertible preferred units	—	—	—	(92,734)
Net loss attributable to Class A and Class B common stockholders	$(323,977)	$(172,999)	$(1,137,611)	$(473,136)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	1,747,255	29,284	1,313,234	27,085

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted	$(0.19)	$(5.91)	$(0.87)	$(17.47)

The following have been excluded from the computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of equivalent common shares)	2021	2020	2021	2020
Convertible debt	—	168,207	—	168,207
Redeemable convertible preferred units	—	1,329,465	—	1,329,465
Equity compensation awards	41,702	82,634	49,835	68,946

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
Overview
We are a leading e-commerce player in Korea. We believe that we are the preeminent online destination for e-commerce in the market because of our broad selection, low prices, and exceptional convenience across our owned inventory selection as well as products offered by third-party merchants. Our unique end-to-end fulfillment, logistics, and technology network enables Rocket Delivery, which provides free, next-day delivery for orders placed anytime of the day, even seconds before midnight—across millions of products. Our structural advantages from complete end-to-end integration, investments in technology, and scale economies generate higher efficiencies that allow us to pass savings to customers in the form of lower prices. The capabilities we have built provide us with opportunities to expand into other offerings and geographies.
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
Fulfillment Center Fire
On June 17, 2021, a fire extensively damaged our Deokpyeong fulfillment center (the “FC Fire”), resulting in a loss of the building, equipment, inventory, and other assets at the site. Inventory and property and equipment losses from the FC Fire of $158 million and $127 million were recognized in “Cost of sales” and “Operating, general and administrative,” respectively, during the second quarter of 2021. Whether and to what extent we may recover insurance proceeds to cover these losses is currently unknown, and as such, no insurance recoveries have been recognized. During the second quarter of 2021, the Company also incurred or accrued for other costs directly related to the FC Fire of $11 million. The FC Fire resulted in an increase to our net loss of $296 million (“FC Fire Losses”) for the nine months ended September 30, 2021.

Key Financial and Operating Highlights:

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Total net revenues	$4,644,705	$3,136,507	48%	$13,329,679	$8,163,846	63%
Total net revenues, constant currency(1)	$4,513,626	$3,139,384	44%	$12,555,591	$8,434,714	54%
Gross profit(2)	$754,527	$466,955	62%	$2,145,527	$1,336,985	61%
Net loss(4)	$(323,977)	$(172,999)	87%	$(1,137,611)	$(380,402)	199%
Net loss margin	(7.0)%	(5.5)%		(8.5)%	(4.7)%
Adjusted EBITDA(1)	$(207,434)	$(176,649)	17%	$(462,547)	$(275,524)	68%
Adjusted EBITDA margin(1)	(4.5)%	(5.6)%		(3.5)%	(3.4)%
Net cash (used in) provided by operating activities	$(55,366)	$210,378	(126)%	$(207,832)	$285,088	(173)%
Free cash flow(1)	$(244,589)	$(3,440)	NM(3)	$(712,426)	$(29,631)	NM(3)

				Trailing twelve months ended September 30,
(in thousands)				2021	2020	% Change
Net cash (used in) provided by operating activities				$(191,366)	$340,729	(156)%
Free cash flow(1)				$(865,364)	$(61,104)	NM(3)
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
(2)Gross profit is calculated as total net revenues minus cost of sales, and for the nine months ended September 30, 2021 includes $158 million related to inventory losses recognized during the second quarter of 2021 from the FC Fire.
(3)Non-meaningful.
(4)Net loss for the nine months ended September 30, 2021 includes $296 million in losses recognized during the second quarter of 2021 related to the FC Fire.
Key Business Metrics and Non-GAAP Financial Measures
We review the key business and financial metrics discussed below. We use these measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Key Business Metrics

	Three Months Ended
(in thousands, except net revenues per Active Customer)	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Active Customers	13,987	14,850	16,037	17,022	16,823
Total net revenues per Active Customer	$224	$256	$262	$263	$276
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
The following tables present the reconciliations from each U.S. GAAP measure to its corresponding non-GAAP measure for the periods noted:
Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve Months Ended September 30,
(in thousands)	2021	2020	2021	2020	2021	2020
Net cash (used in) provided by operating activities	$(55,366)	$210,378	$(207,832)	$285,088	$(191,366)	$340,729
Adjustments:
Purchases of property and equipment	(190,058)	(213,818)	(505,554)	(314,941)	(675,243)	(405,458)
Proceeds from sale of property and equipment	835	—	960	222	1,245	3,625
Free cash flow	$(244,589)	$(3,440)	$(712,426)	$(29,631)	$(865,364)	$(61,104)
Net cash used in investing activities	$(201,231)	$(251,611)	$(506,812)	$(350,348)	$(677,118)	$(437,242)
Net cash provided by financing activities	$115,833	$54,757	$3,672,191	$108,537	$3,742,156	$34,449

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Total net revenues	$4,644,705	$3,136,507	$13,329,679	$8,163,846

Net loss	(323,977)	(172,999)	(1,137,611)	(380,402)
Net loss margin	(7.0)%	(5.5)%	(8.5)%	(4.7)%
Adjustments:
Depreciation and amortization	51,540	32,296	145,866	85,551
Interest expense	7,376	25,712	38,047	78,423
Interest income	(2,603)	(1,267)	(5,450)	(9,512)
Income tax expense	66	21	171	228
Other expense (income), net	4,026	(67,704)	7,479	(73,829)
Equity-based compensation	56,138	7,292	193,450	24,017
FC Fire Losses	—	—	295,501	—
Adjusted EBITDA	$(207,434)	$(176,649)	$(462,547)	$(275,524)
Adjusted EBITDA margin	(4.5)%	(5.6)%	(3.5)%	(3.4)%

Constant Currency Revenue and Constant Currency Revenue Growth

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Total net revenues	$4,644,705	$3,136,507	$13,329,679	$8,163,846
Total net revenues growth	48%	95%	63%	87%
Adjustment:
Exchange rate effect	(131,079)	2,877	(774,088)	270,868
Total net revenues, constant currency	$4,513,626	$3,139,384	$12,555,591	$8,434,714
Total net revenues growth, constant currency	44%	95%	54%	93%
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
The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. Further, we do not yet know the full extent of potential impacts of the pandemic on our business or operations, our industry, or on the global economy, including the impact of any future developments related to the duration and scope of the pandemic, any recurrence of the disease, the actions taken in response to the pandemic, the scale and rate of economic recovery from the pandemic, new variants that have emerged or may emerge in the future, subsequent waves of infection, along with the adoption and effectiveness of vaccines, any ongoing effects on consumer demand and spending patterns, logistics and fulfillment related labor constraints and costs including costs to attract and retain employees, or other impacts as a result of the pandemic, and whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations, cash flows, or financial condition. These drivers make it challenging to reasonably quantify the direct impact the pandemic has had on our business versus those impacts that may have been indirectly related to the pandemic. For additional details, refer to Part II—Item 1A. “Risk Factors” contained elsewhere in this Form 10-Q.
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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net retail sales	$4,137,136	$2,897,682	$11,938,685	$7,555,592
Net other revenue	507,569	238,825	1,390,994	608,254
Total net revenues	4,644,705	3,136,507	13,329,679	8,163,846
Cost of sales	3,890,178	2,669,552	11,184,152	6,826,861
Operating, general and administrative	1,069,639	683,192	3,242,891	1,722,077
Total operating cost and expenses	4,959,817	3,352,744	14,427,043	8,548,938
Operating loss	(315,112)	(216,237)	(1,097,364)	(385,092)
Interest income	2,603	1,267	5,450	9,512
Interest expense	(7,376)	(25,712)	(38,047)	(78,423)
Other (expense) income, net	(4,026)	67,704	(7,479)	73,829
Loss before income taxes	(323,911)	(172,978)	(1,137,440)	(380,174)
Income tax expense	66	21	171	228
Net loss	$(323,977)	$(172,999)	$(1,137,611)	$(380,402)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net retail sales	$4,137,136	$2,897,682	$11,938,685	$7,555,592
Net retail sales growth	43%	96%	58%	87%
Exchange rate effect	(115,707)	2,389	(693,310)	250,687
Net retail sales, constant currency	$4,021,429	$2,900,071	$11,245,375	$7,806,279
Net retail sales growth, constant currency	39%	96%	49%	93%

Net other revenue	$507,569	$238,825	$1,390,994	$608,254
Net other revenue growth	113%	77%	129%	85%
Exchange rate effect	(15,372)	488	(80,778)	20,181
Net other revenue, constant currency	$492,197	$239,313	$1,310,216	$628,435
Net other revenue growth, constant currency	106%	77%	115%	91%
Net Retail Sales
Net retail sales increased $1.2 billion or 43% (39% on a constant currency basis), and $4.4 billion, or 58% (49% on a constant currency basis), for the three and nine months ended September 30, 2021, respectively, when compared to the prior year periods. The increase was primarily due to continued growth in our Active Customers compared to the prior year periods, as well as in net retail sales per Active Customer, driven by increased product selection and customer engagement across more product categories. In addition, the year-over-year growth in net retail sales for the three and nine months ended September 30, 2021 was impacted by the comparison to the three and nine months ended September 30, 2020, which benefited from the increase in sales due to COVID-19 related changes in consumer behavior.
Net Other Revenue
Net other revenue for the three and nine months ended September 30, 2021 increased $269 million or 113% (106% on a constant currency basis), and $783 million or 129% (115% on a constant currency basis), respectively, compared to the prior year periods. The increase was primarily due to growth in our Active Customers compared to the prior year periods, as well as growth in our net other revenue per Active Customer during those same periods, driven by the continued expansion of newer offerings and increased merchants on our marketplace and related product selection.
Cost of Sales
Cost of sales for the three and nine months ended September 30, 2021 increased $1.2 billion or 46%, and $4.4 billion or 64%, respectively, compared to the prior year periods. The increase for the three months ended September 30, 2021, was primarily attributable to increased product and logistics costs resulting from increased sales and customer demand. Cost of sales as a percentage of revenue decreased from 85.1% to 83.8% for the three months ended September 30, 2021, primarily due to a shift to higher margin revenue categories, partially offset by higher labor and operations costs. The increase for the nine months ended September 30, 2021 was impacted by increased product and logistics costs resulting from increased sales and customer demand, as well as $158 million in inventory losses related to the FC Fire which occurred in the second quarter of 2021. Cost of sales as a percentage of revenue increased from 83.6% to 83.9% for the nine months ended September 30, 2021, primarily due to costs related to the FC Fire and higher labor and operations costs, partially offset by a shift to higher margin revenue categories. The portion of the FC Fire loss that was recorded within cost of sales as a percentage of revenue was 1.2% for the nine months ended September 30, 2021.
Operating, General and Administrative Expenses
Operating, general and administrative expenses for the three and nine months ended September 30, 2021 increased $386 million or 57%, and $1.5 billion, or 88%, respectively, compared to the prior year periods. The increase for the three months ended September 30, 2021 primarily reflects higher labor costs to support growth and expansion of newer initiatives. The increase for the nine months ended September 30, 2021 primarily reflects higher labor costs to support growth and expansion of newer initiatives as well as property, equipment and other losses recognized related to the FC Fire which occurred in the second quarter of 2021. Operating, general and administrative expenses as a percentage of revenue increased from 21.8% to 23.0% for the three months ended September 30, 2021, and 21.1% to 24.3% for the nine months ended September 30, 2021, primarily related to higher labor costs. The increase for the nine months ended September 30, 2021 was also impacted by the FC Fire.

Interest Expense
Interest expense for the three and nine months ended September 30, 2021 decreased $18 million or (71)%, and $40 million or (52)%, respectively, compared to the prior year periods. The decrease was primarily attributable to the conversion of our convertible notes into shares of our Class A common stock as a result of the Corporate Conversion and IPO during the first quarter of 2021.
Liquidity and Capital Resources
Liquidity
As of September 30, 2021 and December 31, 2020, we had stockholders’ equity and members’ (deficit) of $2.6 billion and $(4.1) billion, respectively. We anticipate that we will continue to incur losses for the next few years. We expect that our investment into our growth strategy will continue to be significant, including with respect to the expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand, we plan to build several new fulfillment centers. We have entered into various new construction contracts which are expected to be completed over three years. These contracts have remaining capital expenditure commitments of $133 million as of September 30, 2021. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.
Our primary source of funds has been, and we expect it to continue to be, cash generated from our net revenues, supplemented through debt financing and sales of our equity securities. We had total cash and cash equivalents and restricted cash of $4.3 billion as of September 30, 2021, compared to $1.4 billion as of December 31, 2020.
During the first quarter of 2021, we completed our IPO, in which we issued and sold 100,000,000 shares of our Class A common stock at a price of $35.00 per share. We received net proceeds of approximately $3.4 billion from the IPO after deducting underwriting discounts of $69 million and other offering costs.

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(207,832)	$285,088
Net cash used in investing activities	(506,812)	(350,348)
Net cash provided by financing activities	3,672,191	108,537
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(88,842)	(6,236)
Net increase in cash and cash equivalents, and restricted cash	$2,868,705	$37,041
Cash and cash equivalents, and restricted cash, as of beginning of period	$1,401,302	$1,371,535
Cash and cash equivalents, and restricted cash, as of end of period	$4,270,007	$1,408,576
Operating Activities
Our net cash used in operating activities was $(208) million for the nine months ended September 30, 2021, representing a change of $(493) million, compared to $285 million of net cash from operations for the nine months ended September 30, 2020. The year-over-year change in operating cash flow was primarily driven by a $(401) million reduction in cash flows due to changes in operating assets and liabilities, consisting of increases in accounts receivable of $(35) million as a result of higher sales volume and expanded available selection for customers, decreases in accounts payable of $(387) million impacted from timing of payments, and a decrease in other liabilities of $(70) million from the timing of payments for employee withholdings and operating lease liabilities, partially offset by a decrease in purchases of inventory of $105 million. Also contributing to the increase in cash used in operating activities was a $(757) million increase in net loss partially offset by a $665 million increase in our non-cash expenses contributing to the net loss for the nine months ended September 30, 2021.
Investing Activities
Our net cash used in investing activities was $(507) million for the nine months ended September 30, 2021, representing an increase of $156 million, or 45%, as compared to $(350) million used in investing activities for the nine months ended September 30, 2020. This increase was mainly driven by a $191 million increase in purchases of property and equipment, primarily related to investments in our fulfillment and logistics infrastructure, including purchases of buildings and land, as well as technology equipment and capabilities. For the nine months ended September 30, 2021, purchases of land and buildings comprised $177 million of the $506 million in total purchases of property and equipment. For the nine months ended

September 30, 2020, purchases of land and buildings comprised $36 million of the $315 million in total purchases of property and equipment.
Financing Activities
Our net cash provided by financing activities for the nine months ended September 30, 2021 increased $3.6 billion, compared to the nine months ended September 30, 2020. This increase was primarily driven by $3.4 billion of proceeds, net of underwriting discounts of $69 million and other offering costs, from the issuance of 100,000,000 shares of our Class A common stock upon the completion of our IPO, a $46 million increase in cash proceeds from the issuance of common stocks/units related to equity awards and $97 million in repurchases of common units and preferred units in the prior period, partially offset by a $(87) million increase in repayment of debt and short-term borrowings.
We believe that our sources of liquidity will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may need additional cash resources in the future if we find and pursue opportunities for investment, acquisition, strategic cooperation, or other similar actions, which may include investing in technology, our logistics and fulfillment infrastructure, or related talent. If we determine that our cash requirements exceed our amounts of cash on hand or if we decide to further optimize our capital structure, we may seek to issue additional debt or equity securities or obtain credit facilities or other sources of financing. This financing may not be available on favorable terms, or at all.
Capital Resources
Our short-term borrowings generally include lines of credit with financial institutions available to be drawn upon for general operating purposes.
In February 2021, we entered into a new three-year senior unsecured credit facility (the “new revolving credit facility”) providing for revolving loans in an aggregate principal amount of up to $475 million (which automatically increased to an aggregate principal amount of $950 million based on us receiving at least $2.0 billion in net proceeds from our IPO). The new revolving credit facility provides us the right to request incremental commitments up to $1.25 billion, subject to customary conditions. During March 2021, the aggregate principal amount of our new revolving credit facility increased to $1.0 billion as a result of our IPO. As of September 30, 2021, there was no balance outstanding on the new revolving credit facility.
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
During August 2021, we entered into a new $169 million three-year term loan. We have pledged $203 million of certain land and buildings as collateral. The term loan bears interest at a fixed rate of 3.155%.

In October 2021, the Company entered into a new two-year loan agreement to borrow up to $139 million to finance the construction of a fulfillment center. The Company pledged up to $167 million of certain existing land and a building to be constructed as collateral. The loan bears interest at a fixed rate of 3.45%.
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
Our significant accounting policies are discussed in Note 2 — “Significant Accounting Policies” to our consolidated financial statements included in the Final Prospectus. There have been no significant changes to these policies and estimates for the nine months ended September 30, 2021, except as described in Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies" and Note 2 — "Change in Accounting Principle" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of September 30, 2021, we had cash, cash equivalents, and restricted cash of $4.3 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from our short-term borrowings. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to strike a balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates. An assumed hypothetical 10% change in prevailing interest rates would not have a material impact on our results of operations for either the three or nine months ended September 30, 2021. Any future borrowings incurred under the new revolving credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of $417 million and $1.2 billion and a decrease in net loss of $20 million and $72 million for the three and nine months ended September 30, 2021, respectively.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, our disclosure controls and procedures were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weaknesses in our internal control over financial reporting, as further described below. As a result, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Korean Fair Trade Investigations
In 2019, LG Household & Healthcare (“LGHH”) filed a complaint with the Korean Fair Trade Commission (“KFTC”) alleging that we violated the Act on Fair Transactions in Large Retail Business and the Monopoly Regulation and Fair Trade Act of Korea. The complaint claimed, among other allegations, that we engaged in unfair returns of LGHH products, illegally requested that LGHH disclose confidential business information, and unfairly refused to do business with LGHH.
Following the complaint, the KFTC opened an investigation and conducted two probes at our office in July 2019 and October 2020. We provided documents and other evidence in cooperation with the investigation. In addition to LGHH’s allegations, the scope of the investigation included our negotiations and contracting with retail suppliers generally. The KFTC Commissioners conducted a full panel hearing on August 11, 2021 to determine whether any violations were committed and to decide on possible sanctions. During the third quarter of 2021, the Company received a decision from the KFTC imposing an administrative fine of approximately $3 million on us, alleging violation of the Act on Fair Transactions in Large Retail Business and the Monopoly Regulation and Fair Trade Act. We intend to appeal by filing an administrative action.
Additionally, on June 28, 2021 the KFTC initiated a separate investigation (including an on-site probe on that date) into a potential violation of the Monopoly Regulation and Fair Trade Act, including alleged unfair trade practices in our dealings with suppliers or merchants and the providing of preferential treatment for private labelled products sold by our subsidiary, Coupang Private Label Business (“CPLB”). We are diligently cooperating with these investigations, and actively defending our practices as appropriate.
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
•we have a history of net losses, including $(1.1) billion and $(380) million for the nine months ended September 30, 2021 and 2020, respectively, as well as an accumulated deficit of $(5.2) billion as of September 30, 2021, and we may not be able to generate sufficient revenues to achieve or maintain profitability in future periods;
•if we were to lose the services of members of our senior management team, we may not be able to execute our business strategy;
•the COVID-19 pandemic may continue to adversely affect our business, operations, and the markets and communities in which we, our customers, suppliers, merchants, and advertisers operate;
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
•our expansion into new geographic markets and offerings and substantial increase in the number of our offerings may expose us to new and increased challenges and risks;
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
We have a history of net losses, including $(1.1) billion and $(380) million for the nine months ended September 30, 2021 and 2020, respectively, as well as an accumulated deficit of $(5.2) billion as of September 30, 2021. While we have experienced significant revenue growth since our inception, we are not certain whether or when we will achieve or maintain profitability. We cannot assure you that we will be able to maintain or increase the revenue growth we have experienced during the COVID-19 pandemic. Our costs and expenses have increased, particularly during the COVID-19 pandemic, and such costs and expenses may continue to increase in future periods, which could negatively affect our future results of operations. In particular, we intend to continue to spend significant amounts to increase our customer base, increase the number and variety of merchandise and services we offer, expand our marketing channels, broaden our operations, develop additional fulfillment centers, hire additional employees and managers, and develop our technology and fulfillment infrastructure. These increased costs, including those related to the costs incurred due to COVID-19 safety and health measures and shipping and fulfillment costs, may adversely affect our operating expenses. Some of our initiatives to generate revenue are new and unproven, and any failure of these initiatives could adversely affect our results of operations.
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
As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions to our operations, including but not limited to utilization of our offices and fulfillment and delivery infrastructure, which may negatively impact our ability to fulfill orders in a timely manner, increase costs, harm our reputation, and ultimately, our business, financial condition, and results of operations. Specifically, the severity of the COVID-19 pandemic has worsened in Korea during the course of 2021, and the country is currently in strict lockdown, which could result in increased fulfillment center closures and labor shortages. In addition, the FC Fire reduced our excess capacity, which may, in turn create capacity constraints when COVID-related shutdowns occur.
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
We have in the past become subject to fair trade claims and regulatory actions relating to allegedly false statements on our apps or websites about merchandise and their quality and have been fined by the KFTC.
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
Our business employs websites, networks, and systems through which we collect, maintain, transmit, and store data about our customers, merchants, suppliers, advertisers, and others, including personally identifiable information, as well as other confidential and proprietary information. We rely on encryption and authentication technology in an effort to securely transmit confidential and sensitive information. However, security breaches or other security incidents have in the past and could in the future result in the inadvertent or unauthorized use or disclosure of confidential and sensitive information we collect, store, or transmit, or otherwise enable third parties to gain unauthorized access to this information such as our inadvertent exposure of limited customer information within our App that recently occurred during an upgrade and was remediated within an hour. In addition, our apps, websites, networks, and systems are subject to security threats, including hacking of our systems, denial-of-service attacks, viruses, malicious software, ransomware, break-ins, phishing attacks, social engineering, security breaches, or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our apps, websites, networks, and systems, or that we otherwise maintain. Moreover, techniques used to obtain unauthorized access to or sabotage systems change frequently and are becoming increasingly sophisticated and may not be known until launched against us or our third-party service providers, increasing the difficulty of detecting and defending against such threats. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. As a result of any security breach, our reputation and brand could be damaged, our business could suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation, or regulatory action and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have an adverse effect on our business, financial condition, and results of operations.
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
We are also subject to investigations by Korean government authorities, including an investigation alleging that we violated the Act on Fair Transactions in Large Retail Business and the Monopoly Regulation and Fair Trade Act. The complaint claimed, among other issues, that we engaged in unfair returns of LG Household & Healthcare (“LGHH”) products, illegally requested that LGHH disclose confidential business information, and unfairly refused to do business with LGHH. Recently, the KFTC initiated an investigation into a potential violation of the Monopoly Regulation Fair Trade Act, including alleged unfair trade practices in our dealings with suppliers or merchants and the providing of preferential treatment for private labelled products sold by CPLB. Following the complaint, the KFTC opened an investigation and conducted two probes at our office in July 2019 and October 2020. We provided documents and other evidence in cooperation with the investigation. In addition to LGHH’s allegations, the scope of the investigation included our negotiations and contracting with retail suppliers generally. The KFTC Commissioners conducted a full panel hearing on August 11, 2021 to determine whether any violations were committed and to decide on possible sanctions. During the third quarter of 2021, the Company received a decision from the KFTC imposing an administrative fine of approximately $3 million on us, alleging violation of the Act on Fair Transactions in Large Retail Business and the Monopoly Regulation and Fair Trade Act. We intend to appeal by filing an administrative action. In addition, current and former employees have raised and may raise allegations with the Korean Ministry of Employment and Labor (“MOEL”) or the Occupational Health Safety and Health Agency relating to employment and labor issues. Examples of such issues include pay, hours, breaks, time off, unfair dismissal, workplace harassment, workplace sexual harassment, health and safety, and union activities.
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
While we maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident resulting from our fulfillment or last mile delivery activities. For example, the June 2021 fire at our Deokpyeong fulfillment center which caused extensive damage to our property and inventories resulted in a material write-off of $285 million for the nine months ended September 30, 2021. In addition, our business was negatively impacted by, but not limited to, delay in delivery, response to investigations in relation to the fire, and compensation for damages caused. Further, increased negative publicity related to workforce safety, including our continuing response to the COVID-19 pandemic could have an adverse effect on our business, prospects, financial condition, and results of operations.
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
As of May 1, 2021, our Korean subsidiary, Coupang Corp., and a group of companies affiliated with it have been designated as a business group subject to disclosure under the Korean Monopoly Regulation and Fair Trade Act. Such a designation imposes additional corporate governance and public disclosure requirements on this group of affiliated companies. These requirements have and will create additional costs of compliance and will subject this group of affiliated companies to greater regulatory scrutiny and risk of penalties for any failure to comply with the additional obligations imposed.
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
In addition, a draft amendment to the Act on the Consumer Protection in Electronic Commerce, etc. is pending at the National Assembly. This amendment has reclassified business operators to be regulated, modified the scope of application for transactions to sell in the adjacent areas, and added provisions that protect consumers in many different aspects by clarifying conditions for order cancellation while creating new obligations to account for hazard prevention, etc. The final amendment, once passed, could impact the Company’s business in various ways.
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
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with Bom Suk Kim, who beneficially holds all of our Class B common stock representing in the aggregate 76.3% of the voting power of our capital stock.
All of our shares of Class B common stock, which has 29 votes per share, are beneficially held by Bom Suk Kim, our Founder and Chief Executive Officer. Our Class A common stock, which is the stock we list on the NYSE, has one vote per share. Our Class A common stock and Class B common stock vote together as a single class on all matters, except as otherwise required by applicable law or our certificate of incorporation. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon any transfer, whether or not for value, except certain transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in our certificate of incorporation. Upon any conversion of shares of Class B common stock into shares of Class A common stock, the voting power of any existing holder of Class A common stock in any vote of the Class A common stock voting separately as a class will be diluted to the extent of the additional shares of Class A common stock issued as a result of the conversion, but because there will be fewer shares of Class B common stock outstanding as a result of such a conversion, the voting power of any existing holder of Class A common stock in any vote of all shares of capital stock voting together as a class will increase because there will be fewer shares of the higher vote Class B common stock outstanding. Because of the 29-to-one voting ratio between our Class B and Class A common stock, the Class B common stock held by Mr. Kim represent, in the aggregate, 76.3% of the combined voting power of our capital stock as of September 30, 2021. The control by Mr. Kim of a majority of the combined voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may defer, prevent, or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Mr. Kim also has the ability to control our management and major strategic investments as a result of his position as our Chief Executive Officer. Although Mr. Kim owes a fiduciary duty to our stockholders as a board member and officer, as a stockholder, Mr. Kim is entitled to vote his shares in his own interest, which may not always be in the interest of our stockholders generally. Similarly, a reduction in Mr. Kim’s shareholdings could impact his ability to control corporate matters.

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
Sales of a substantial number of shares of Class A common stock into the public market, particularly sales by our directors, executive officers, or principal stockholders, or the perception that these sales might occur, could cause the price of our Class A common stock to decline. As of September 30, 2021, we had 1,575,551,659 shares of Class A common stock outstanding. We have also registered shares of Class A common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
The holders of approximately 914.2 million shares of our Class A and Class B common stock, or approximately 52% of our total outstanding Class A and Class B common stock (based upon the number of shares outstanding as of September 30, 2021), are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could cause the price per share of our Class A common stock to decline.
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
Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Disclosure Pursuant to Section 13(r) of the Exchange Act
During this quarter, we processed five transactions for delivery to the Iranian Embassy in Seoul, South Korea that were successfully blocked from delivery and refunded. We do not plan to sell to individuals at this address in the future, and continue to take steps to prevent and block such sales and to enhance our policies and procedures to identify transactions associated with persons subject to U.S. sanctions against Iran.
Disclosure Pursuant to Rule 14a-8 of the Exchange Act
We intend to hold our 2022 Annual Meeting of Stockholders in June 2022 (the “2022 Annual Meeting”). In accordance with Rule 14a-8 under the Exchange Act (“Rule 14a-8”), and our Bylaws, the deadlines for the receipt of any stockholder proposals and director nominations to be considered at the 2022 Annual Meeting are set forth below.
Any stockholder proposal submitted pursuant to Rule 14a-8 for inclusion in our proxy materials for the 2022 Annual Meeting must be received by our Corporate Secretary at our principal executive offices no later than the close of business on December 29, 2021 (which we believe is a reasonable time before we begin to print and send our proxy materials). Such proposals also need to comply with the SEC’s stockholder proposal rules.
In addition, any stockholder seeking to nominate a director or to bring other business before the 2022 Annual Meeting outside of Rule 14a-8 under the advance notice provisions included in our Bylaws must provide timely notice, as set forth in the Bylaws. Specifically, written notice of any such proposed business or nomination must be received by our Corporate Secretary at our principal executive offices no earlier than the close of business on February 14, 2022 and no later than the close of business on March 16, 2022. Any notice of proposed business or nomination also must comply with the notice and other requirements set forth in our Bylaws and with any applicable law. For purposes of the above, the “close of business” shall mean 5:00 p.m. local time at the principal executive offices of the Company.

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

Dated: November 12, 2021