Form 10-K
period 2021-12-31
Coupang, Inc.
filed 2022-03-03
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2021 was $19,980,728,143.
As of February 18, 2022, there were 1,580,856,571 shares of the registrant’s Class A common stock and 174,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021.

COUPANG, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2021

COUPANG, INC.
All references in this Annual Report on Form 10-K, the information incorporated into this Annual Report on Form 10-K by reference to information in the Proxy Statement of Coupang, Inc. for its 2022 Annual Meeting of Stockholders and in the exhibits to this Annual Report on Form 10-K to "Coupang, Inc.," "Coupang,” "the Company," "our Company," "we," "us," and "our" are to the Delaware corporation named "Coupang, Inc." and, except where expressly noted or the context otherwise requires, that corporation's consolidated subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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

•our intended use of the net proceeds from our initial public offering; and
•the other factors set forth under “Risk Factors” in this Form 10-K.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-K.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-K. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

PART I
Item 1.   Business
The Company
We are building the next generation experience for e-commerce. We believe that by investing for the long term in technology and infrastructure with a fanatical culture of customer centricity, we are delivering a superior customer experience at a lower cost and are continuing to redefine standards for e-commerce worldwide.
Historically, online shopping has forced customers to accept various compromises. E-commerce is convenient, but shipping times can be long and inconsistent. Services promising faster shipping often force customers to choose from a fraction of the selection, order before early cut-off times, pay higher fees or prices, or all of the above. After delivery, customers accept the hassle of cardboard disposal and cumbersome returns as the price of e-commerce convenience. We set out to address these tradeoffs and transform the customer experience.
Our efforts have centered on building an end-to-end integrated system of technology and infrastructure. Our complete integration enables us to control and improve the entire experience, from the mobile customer to the delivery of the order at the customer’s door, while increasing efficiency and lowering prices for customers. It requires significant investment in technology and infrastructure, exceptional execution, and most importantly, an innovation-focused culture driven to raise our customers’ expectations and lead them to wonder “How did I ever live without Coupang?”
On March 2, 2022, we announced that management revised its reportable segments to reflect the way the Company now manages its business and to promote improved visibility to our business performance. The change will lead to the following two reportable segments:
•Product Commerce, including the Company’s core retail and marketplace offering and Rocket Fresh, as well as advertising products associated with these offerings; and
•Growth Initiatives, including the Company’s nascent offerings and services, including Coupang Eats, Coupang Play, international and fintech initiatives.
The change to our segment reporting is a subsequent event and therefore does not affect the historical results, discussion or presentation of our consolidated results as set forth in this Report. We will report our financial results consistent with this new segment reporting structure beginning with the fiscal quarter ending March 31, 2022.
Our Customer Experience
We are committed to delivering a “wow” experience to all of our customers every day no matter where they are located. This commitment drives every aspect of our operations and pushes us to redefine the standards of e-commerce. We reimagined the e-commerce experience with our Rocket Delivery service:
•Dawn and Same-Day Delivery. Orders are delivered within hours via Dawn Delivery (ordered as late as midnight, arrive before 7am) or Same-Day Delivery (ordered in the morning, arrive same-day).
•Next-Day or Faster Delivery for Nearly 100% of Orders. Customers are eligible for free, one-day delivery nationwide 365 days a year.
•Last Order by Midnight. Customers are promised free, next-day delivery for orders placed any time of day—even seconds before midnight.
•Vast Selection of Items, Including Fresh Groceries. Customers can order from a selection of items across almost every category of goods—from fresh produce to consumer electronics—for next-day delivery.
•Low Prices Every Day. Our end-to-end integration of technology and infrastructure, retail leadership, and significant scale economies generate cost efficiencies that allow us to pass along savings to our customers in the form of free shipping and low prices.
•Boxless / Zero Packaging. Our fulfillment process reduces the use of cardboard boxes in parcels we package, and our Zero Packaging, first introduced for Rocket Fresh, eliminates almost all disposable packaging by delivering in eco-bags that are collected for reuse after each delivery.

•Frictionless Returns. Our customers simply tap a button on the app and leave the item outside their door for pickup. Refunds are initiated the moment the item is picked up at the door.
To realize our differentiated customer experience, we built a completely integrated e-commerce and logistics system that controls every facet of the customer experience from the purchase on our app to the delivery and photo confirmation of the order at the door. Much of our innovation in speed, efficiency, waste reduction, and customer convenience has been made possible by the unique end-to-end technology and infrastructure integration that we have pioneered.
Coupang launched as an online marketplace in 2010 to enable merchants to leverage technology and innovation to grow and compete. In order to improve the customer experience with end-to-end control, we launched our owned-inventory selection in 2013 and Rocket Delivery in 2014. We have also extended our network and systems to new offerings that will further improve our customers’ lives. In 2019, we launched our Rocket WOW membership program for a flat monthly fee. It began by offering unlimited free shipping with no minimum spend. Today, members also enjoy Dawn Delivery and Same-Day Delivery shipping options, free unlimited returns for 30 days, Rocket Fresh groceries, and content streaming on Coupang Play. In 2019, we also launched Coupang Eats, which allows consumers to place restaurant orders that are available for pickup or delivery using delivery partners directly contracted by us. Coupang Eats leverages, in part, the technology and infrastructure that we built for Rocket Delivery. We believe the success of these offerings demonstrate the power of our network to extend new offerings to our loyal customers.
Our Merchant Experience
We believe that our merchants and the selection that they bring significantly enhance our customer offerings. We offer merchants of all sizes effective solutions to improve their customer experience and enhance demand generation. Our customer-to-product matching technology ingests millions of new merchant listings daily into our product knowledge graph, and, leveraging machine learning, provides personalized product exposure to customers based on relevance and predicted customer experience. This technology helps merchants compete holistically on overall customer experience. We will continue to partner with merchants and provide solutions that enable them to grow, scale, and succeed.
Our Opportunity
Korea’s Attractive Commerce Market
Total spend in retail, grocery, consumer food service, and travel in Korea was $483 billion in 2021 and is expected to increase to $616 billion in 20251. Within that, Korea is home to one of the largest and fastest growing e-commerce opportunities anywhere in the world. Total e-commerce spend was $196 billion in 2021, and is forecasted to increase at an 10% CAGR to $291 billion by 2025, which would make it the third largest e-commerce segment globally behind the U.S. and China2.
Advertising
In addition to our e-commerce services, we also have offerings in the online advertising space. We offer opportunities to advertise on our websites and mobile applications.
Our Growth Strategies
The key elements of our growth strategy include:
•Attract More Customers. We had approximately 17.9 million Active Customers in the quarter ended December 31, 2021, an increase of 21% from the quarter ended December 31, 2020. We believe we have the ability to attract more customers with our continued drive to focus on our customer experience, our expansion of newer offerings provided for the customer, and our desire to reshape e-commerce globally.
•Increase Customer Engagement. We believe that our superior customer proposition allows us to increase the wallet share of existing customers through more frequent buying across more product categories and offerings. We intend to
1 Source: Euromonitor International Ltd, Coupang estimates based on Euromonitor’s Retailing 2022, Consumer Foodservice 2022, and Travel 2022 editions; “Total commerce” defined to include all online and offline retail —including grocery—consumer foodservice, and travel spend. “E-commerce” defined to include online retail—including grocery—consumer foodservice, and travel spend; Retail value RSP incl sales tax, US$, fixed exchange rate, constant terms.

2 Source: Euromonitor International Ltd, Euromonitor’s Retailing 2022 edition; E-commerce is the same as the goods e-commerce definition in Euromonitor Passport Retailing 2022ed.; Retail value RSP incl sales tax, US$, fixed exchange rate, constant terms.

achieve growth through further innovation and improvements to our customers’ shopping experience, including expanding product selection, adding new offerings, enhancing our Rocket WOW membership program benefits, ensuring high-quality customer service, and through marketing and promotional campaigns. We also continue to refine our business intelligence systems to provide more personalized search results and recommendations to help existing customers find and buy more of what they need on Coupang.
•Continue Investment in Technology and Infrastructure. Technology is core to our ability to scale, improve efficiencies, and innovate. We prioritize building our own technology and investing in engineering talent. We also plan to enhance our infrastructure by building new fulfillment and logistics centers to expand coverage, reduce delivery times, and optimize our cost structure.
•Explore New Initiatives to Broaden Our Offerings. We are always exploring new business initiatives to broaden our offerings. These new initiatives include augmenting solutions for merchants and expanding digital finance programs for consumers and merchants, and expanding our offerings to new markets outside Korea. We continue to invest significant resources on testing new products or services that may appeal to our customers.
Sales and Marketing
We market our offerings to customers directly through brand advertising and direct marketing. We use broad-based promotional campaigns, such as media ads, to promote opportunities our services provide. Our direct marketing primarily consists of customer discounts, promotions, and referrals. We attract customers through sponsored search, social networking sites, email marketing campaigns, and other similar initiatives.
Human Capital
Our global team of employees is the driving force in creating a one-of-a-kind experience for millions of customers. In the same way our employees aim to go above and beyond for our customers, we aim to go above and beyond for them. As one of the largest private sector employers in South Korea, we directly employ over 68,000 employees as of December 31, 2021. We believe our direct employment model, along with competitive wages, training and safety programs, and a broad range of comprehensive benefits, empowers our diverse set of employees to deliver the “wow” experiences for our customers we strive to create every day.
Most of our employees are frontline workers, and we make their health, safety, and wellness a top priority. In 2020 and 2021, we made significant investments in health and safety initiatives that helped strengthen our leading safety record, which is one of the best in the Korean logistics industry and globally3. These initiatives include Coupang Care, the first paid health promotion program of its kind at scale for logistics workers in Korea. We also lead the Korean logistics industry in workplace standards and policies, such as the provision of health insurance even to temporary workers from day one, and driver workweeks estimated to be nearly 30% fewer hours than the industry average (and lower than several major US logistics companies). We believe the well-being of our employees is directly tied to the success of our business, and most importantly, our impact on our customers.
Our Competition
We compete with: (1) offline, online, and omnichannel retailers, suppliers, distributors, manufacturers, and producers of the products we offer and sell to consumers and businesses; (2) web search engines, comparison shopping websites, social networks, web portals, and other online and app-based means of discovering, using, or acquiring goods and services, either directly or in collaboration with other retailers; (3) companies that provide e-commerce merchant services; (4) companies that sell grocery products online and offline; (5) on-demand food delivery services; (6) companies that provide fulfillment and logistics services for themselves or for third parties; (7) companies that provide online advertising products and services; and (8) financial services companies, including credit cards and payment platforms.
We believe that we are well positioned to effectively compete on the basis of the factors listed above.
Seasonality
Our business is seasonal, reflecting typical consumer purchasing behavior patterns over the course of the calendar year. Typically, we see peak order volumes in the first and fourth quarters, which include major holidays such as Korean Chuseok in late September and October, the Christmas and New Year holiday in December, and Lunar New Year in January and February. In addition to seasonality in demand, suppliers are also impacted by seasonal weather patterns that could affect certain products,
3 Measured using work-related and accident-related fatalities. In our eleven year history, Coupang has not had a single accident-related fatality.

such as fresh produce. As our business grows and we enter new categories or launch new products, other seasonal trends may develop, or these existing seasonal trends may become more extreme.
Intellectual Property
We rely on a combination of patents, trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee non-disclosure and invention assignment agreements, and other legal and contractual rights to establish and protect our proprietary rights.
We have trademark rights in our name and other brand indicia and have trademark registrations for select marks in Korea, the United States, and other jurisdictions around the world. We also have registered domain names for websites that we use in our business, such as www.aboutcoupang.com and similar variations.
We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including technical and administrative security controls and contractual protections with employees, contractors, customers, and partners. It is our practice to enter into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants, and contractors involved in the development of intellectual property on our behalf. We also enter into confidentiality agreements with other third parties in order to limit access to, and disclosure and use of, our confidential information and proprietary information. We further control the use of our proprietary technology and intellectual property through provisions in our terms of service.
Our design logos, “Coupang,” and our other registered or common law trademarks, service marks, or trade names appearing in this Form 10-K are our property or our affiliates’ property. Other trade names, trademarks, and service marks used in this Form 10-K are the property of their respective owners.
Government Regulation
Government regulation impacts key aspects of our business. In particular, we are subject to a number of national, state/region, and local laws, standards and regulations in Korea, the U.S., China, and other countries where we operate. These laws and regulations involve matters that are central to our business, including our interactions with customers, suppliers, and merchants. These laws and regulations involve fair trade, competition, labor and employment, privacy, data protection, intellectual property, consumer protection, import and export regulations, and other subjects. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.
For additional information, see the risk factors herein in Part I—Item 1A.“Risk Factors” under the sub-caption “Risks Related to Laws, Regulation and Intellectual Property” in this Form 10-K.
Corporate Information
Coupang, Inc. was previously formed as Coupang, LLC, a Delaware limited liability company. In connection with our initial public offering (“IPO”) of our Class A common stock in March 2021, Coupang, LLC converted into a Delaware corporation pursuant to a statutory conversion and changed its name to Coupang, Inc. On March 15, 2021, we completed our IPO in which we issued and sold 100,000,000 shares of our Class A common stock.
Company Website, Social Media, and Availability of SEC Filings
Our corporate website address is http://www.aboutcoupang.com and our investor relations website is www.ir.aboutcoupang.com. Information on our website is not incorporated by reference herein and is not a part of this Form 10-K. We promptly make available on our investor relations website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission (“SEC”), corporate governance information (including our Code of Business Conduct and Ethics) and select press releases. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Coupang and other issuers that file electronically with the SEC.
We may announce material business and financial information using our investor relations website, our filings with the SEC, webcasts, press releases, conference calls and social media. We use these mediums, including our corporate and investor relations websites, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our websites may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our websites.
Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.
Item 1A.   Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Form 10-K, before making an investment decision. The risks and uncertainties described below may not be the only ones we face. Our business operations could also be affected by additional factors that apply to all companies operating globally. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, results of operations, and liquidity.
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
•we have a history of net losses, and we may not be able to generate sufficient revenues to achieve or maintain profitability in future periods;
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
•international relations, including escalations in tensions with North Korea, could adversely affect the Korean or global economies and demand for our products and services; and
•the dual class structure of our common stock will have the effect of concentrating voting control with Mr. Bom Kim. This voting control will limit your ability to influence the outcome of important transactions and to influence corporate governance matters.
Risks Related to Our Limited Operating History and Growth
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to generate sufficient revenue to achieve or maintain profitability, which would materially and adversely affect our business, financial condition, and results of operations.
We have a history of net losses, including $(1.5) billion and $(463) million for the years ended December 31, 2021 and 2020, respectively, as well as an accumulated deficit of $(5.7) billion as of December 31, 2021. While we have experienced significant revenue growth since our inception, we are not certain whether or when we will achieve or maintain profitability. We cannot assure you that we will be able to maintain or increase the revenue growth we have experienced during the COVID-19 pandemic. Our costs and expenses have increased, particularly during the COVID-19 pandemic, and such costs and expenses may continue to increase in future periods, which could negatively affect our future results of operations. In particular, we intend to continue to spend significant amounts to increase our customer base, increase the number and variety of merchandise and services we offer, expand our marketing channels, broaden our operations, develop additional fulfillment centers, hire additional employees and managers, and develop our technology and fulfillment infrastructure. These increased costs, including those related to the costs incurred due to COVID-19 safety and health measures and shipping and fulfillment costs, may adversely affect our operating expenses. Some of our initiatives to generate revenue are new and unproven, and any failure of these initiatives could adversely affect our results of operations.
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
Our business and operations could be adversely affected by health epidemics, including the ongoing COVID-19 pandemic, impacting the markets and communities in which we and our customers, suppliers, merchants, and advertisers operate. The COVID-19 pandemic has caused and continues to cause significant disruption to business and financial markets worldwide and has impacted global macroeconomic conditions. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, financial condition, and results of operations will depend on future developments that are highly uncertain and cannot be accurately predicted with certainty, and we may be unable to accurately forecast our revenue or financial results, particularly in light of new variants that have emerged and may continue to emerge, subsequent waves of infection, the timing, distribution, rate of public acceptance, and efficacy of vaccines and other treatments, the related impact on consumer confidence and spending, and the effect of governmental regulations imposed in response to the pandemic. There is no guarantee that a future outbreak of this or any other widespread epidemics or pandemics will not occur, or that global economies will recover, all of which could harm our business.
As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions to our operations, including but not limited to attracting and retaining employees and contractors and utilization of our offices and fulfillment and delivery infrastructure, which may negatively impact our ability to fulfill orders in a timely manner, increase costs, harm our reputation, and ultimately, our business, financial condition, and results of operations.
In response to the COVID-19 pandemic, we have had to modify our operations and adjust our services and technology. For example, our fulfillment and delivery operations now require implementation of social distancing measures as well as system-wide use of personal protective equipment. We have hired additional personnel and incurred additional costs to implement safety controls in response to the COVID-19 pandemic. We have also invested significant resources to design, implement, and maintain technical and operational changes and may continue to do so for an indefinite period of time. Due to the size, scope, and geographically dispersed nature of our operations, the expenses we incur to protect the health and safety of our customers and employees may be higher than similar expenses incurred by companies in other industries. Measures taken across our business operations to address health and safety may not always be sufficient to prevent the spread of COVID-19. Certain employees in our offices, fulfillment centers, and logistics centers have tested positive for COVID-19 despite our best efforts to prevent the spread of COVID-19. We have received governmental inquiries and litigation in Korea with respect to these positive tests and the potential spread of COVID-19 at our locations. Beyond the preventative efforts against the transmission of COVID-19, we have incurred significant additional COVID-19-related costs to provide additional compensation to our employees and certain service providers and deliver products to customers. Therefore, if we were to face additional outbreaks, new variants, or transmission of COVID-19, we would face operational disruptions and incur additional expenses, including assisting customers and employees diagnosed with COVID-19 and further changing health and safety protocols and processes, which could adversely affect our business, financial condition, and results of operations.

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
We believe that the recognition and reputation of our brand among our customers, merchants, suppliers, and our workforce has contributed to the growth and success of our business. Maintaining and enhancing the recognition and reputation of our brand is critical to our business and competitiveness. Heightened regulatory and public concerns over operation of the business, labor and employment, consumer protection, and consumer safety issues, among other issues, may subject us to additional legal and reputational risks and increased scrutiny. Further, heightened public attention regarding worker safety and occupational health may subject us to regulatory and media scrutiny. In addition, changes in our services or policies have resulted, and could result, in objections by members of the public, customers, suppliers, merchants and various other groups. From time to time, these objections or allegations, regardless of their veracity, may result in customer dissatisfaction, which could result in government inquiries or substantial harm to our brand, reputation, and prospects.
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
A portion of our sales are dependent on our ability to import finished goods from other countries into Korea. Substantially all of our import operations are subject to customs requirements. The countries from which some of our products are manufactured or exported, or into which our products are imported, may from time to time impose quotas, duties, tariffs, or other restrictions on imports (including restrictions on manufacturing operations) or adversely modify existing restrictions. Changes in Korea, China, the United States, and other foreign government policies regarding international trade, including import and export regulation and international trade agreements, may negatively impact our business. Imports are also subject to unpredictable foreign currency variation which may increase our cost of sales. Adverse changes in these import costs and restrictions, or failure by our suppliers to comply with customs regulations or similar laws, could harm our business.
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
Growth in our advertising revenue depends on our ability to continue to develop and offer effective tools for advertisers. New advertising formats that take up more space on our apps and websites may impact customer satisfaction, which could impact our sales. As the advertising market generates and develops new concepts and technology, we may incur additional costs to implement more effective products and tools. Continuing to develop and improve these products and tools may require significant time and resources and additional investment. Additionally, changes to our advertising policies and data privacy practices, as well as changes to other companies’ advertising and/or data privacy practices have in the past, and may in the future, affect the advertising that we are able to provide, which could harm our business. If we cannot continue to develop and improve our advertising products and tools in a timely fashion, or if our advertising products and tools are not well received by advertisers or customers, our revenue or sales could be adversely affected.
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
Our success will depend, in part, on our ability to expand our products and services and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses and technologies rather than through organic growth. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. Further, once we have completed an acquisition, we may not be able to successfully integrate the acquired business. We face additional risks in connection with acquisitions, including that:
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
Coupang Pay, our digital financial services offering, provides our customers with convenient payment processing. These services are critical to our business. We rely on the convenience and ease of use that Coupang Pay provides to our customers and merchants. If the quality, utility, convenience, or attractiveness of Coupang Pay’s services declines for any reason, the attractiveness of our offerings to customers and merchants could be harmed.
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
Anything that prevents the timely processing of orders or delivery of goods to our customers could harm our merchants. Service interruptions and delivery delays may be caused by events that are beyond the control of our merchants, such as transportation disruptions, natural disasters, inclement weather, (including as a result of climate change), terrorism, public health crises, or political unrest. Additionally, disruptions in the operations of a substantial number of our merchants could also result in negative experiences for a substantial number of our customers, which could harm our reputation and brand. If our customers have a negative experience in the purchase of these products, whether due to quality or timing of delivery, our business, financial condition, and results of operations could be adversely affected.
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
The satisfactory performance, reliability, and availability of our apps, websites, transaction processing systems, and technology infrastructure are critical to our reputation and our ability to attract and retain customers, as well as to maintain adequate customer service levels. Our revenue depends on the number of customers who shop on our apps and websites and the volume of orders that we can handle. Unavailability of our apps or websites or reduced order fulfillment performance would reduce the volume of goods sold and could also materially and adversely affect customer perception of our brand. Any slowdown or failure of our apps, websites, or the underlying technology infrastructure could harm our business, reputation, and ability to attract, retain, and serve our customers.
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
Our business and the infrastructure on which our business relies is vulnerable to damage or interruption from catastrophic occurrences, such as earthquakes, floods, fires, extreme weather events (whether as a result of climate change or otherwise), power loss, telecommunication failures, criminal acts, sabotage, other intentional acts of violence, vandalism and misconduct, war, civil unrest, terrorist attacks, geopolitical events, including those related to hostilities between North Korea and Korea, disease, such as the COVID-19 pandemic, and similar events. For example, in June 2021, there was a fire at our Deokpyeong fulfillment center which caused extensive damage to our fulfillment center. In this case, it took a total of six days for the fire to be extinguished, and the products stored at the fulfillment center were destroyed with the fire, which resulted in unexpected sudden damage to the facilities and equipment of the fulfillment center, damage to the inventory, and delay in delivery. Our Korean corporate offices and certain of the data centers in which we operate are located in regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our facilities or the facilities of our cloud providers could result in disruptions, outages, and other performance and quality problems. Moreover, the frequency and intensity of weather events related to climate change are increasing, which could increase the likelihood and severity of such disasters as well as related damage and business interruption. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be seriously harmed.
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
As a public company, we are required to maintain internal control over financial reporting and to evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our annual report on Form 10-K for the year ending December 31, 2022, we will be required to provide a management report on internal control over financial reporting, as well as an attestation of our independent registered public accounting firm to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act. In 2019, we identified certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In the course of preparing our consolidated financial statements for 2019, we identified material weaknesses in the design and effectiveness of our internal control over financial reporting related to a lack of appropriately designed inventory processes and systems, inadequate review controls over the classification of certain proceeds received from vendors, and inadequate review of the accounting conclusions relating to our convertible notes. These weaknesses resulted in material adjustments to our 2018 consolidated financial statements. During 2020, we completed our remediation efforts related to these material weaknesses and concluded that these material weaknesses no longer existed as of December 31, 2020. Our completion of the remediation of these material weaknesses does not provide assurance that the remediation or other controls will continue to operate effectively in the future.
Additionally, as part of our readiness efforts in 2020 for future compliance with Section 404 of the Sarbanes-Oxley Act, we commenced the process of performing risk assessments, documenting our processes, performing evaluations, and enhancing our internal control where appropriate. In the course of this process, we also identified certain additional material weaknesses in our internal control over financial reporting relating to (i) the design and effectiveness of information technology general controls, (ii) inadequate segregation of duties, and (iii) inadequate internal control over the timely preparation and review of account reconciliations. We have concluded that these material weaknesses arose because we did not have sufficient qualified accounting resources, formalized processes, and policies necessary to satisfy the accounting and financial reporting requirements of a public company. Following review of these issues and their effect on our consolidated financial statements, we have determined that these material weaknesses did not result in material adjustments to our 2019, 2020 and 2021 consolidated financial statements.
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
We are a public reporting company subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations will require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel. In addition, as a public company we will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting for the year ending December 31, 2022. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting. If our management is unable to certify the effectiveness of our internal control or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal control over financial reporting, or if we identify or fail to remediate any significant deficiencies or material weaknesses in our internal control such as those described more fully above, we could be subject to regulatory scrutiny and a loss of public confidence, which could seriously harm our reputation, and the price per share of our Class A common stock could decline. Further, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, our business could be adversely affected and the price per share of our Class A common stock price could decline.
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
In addition to changes in the legal landscape, we intend to continue innovating in our existing business and expand into new business opportunities. These new business opportunities could present new and unfamiliar legal risks. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
Our fulfillment infrastructure requires a substantial number of workers, and these positions tend to have higher than average turnover. During certain periods of the pandemic, we observed an emerging trend of shortage of labor supply for our workforce, which, if the trend continues, may increase our labor costs and could make it difficult to hire and deploy a sufficient number of people to operate our fulfillment network as efficiently as we would like. Failure to hire and retain capable fulfillment, delivery personnel, and other labor support may lead to underperformance of these functions and cause disruption to our business. Labor costs in Korea have increased in connection with heightened scrutiny of workplace conditions in connection with the COVID-19 pandemic. Therefore, to maintain and enhance our competitiveness, we may from time to time need to adjust certain elements of our operations in response to evolving economic conditions, political climate, and business needs. These adjustments, however, may not be sufficient to allow us to address the various challenges we face or improve our results of operations and financial performance as expected.
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
The Constitution of the Republic of Korea provides workers with rights to collective bargaining and collective action. Currently, some of our workforce are members of labor unions, with which we are currently negotiating collective bargaining agreements. Unionization of more of our employees or any of our EDPs or Coupang Flex partners may occur and could have an adverse impact on our business, financial condition, or results of operations.
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
While we maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident resulting from our fulfillment or last mile delivery activities. For example, in June 2021, there was a fire at our Deokpyeong fulfillment center which caused extensive damage to our property and inventories. It resulted in a material write-off of $285 million for the year ended December 31, 2021. In addition, our business was negatively impacted by, but not limited to, delay in delivery, response to investigations in relation to the fire, and compensation for damages caused. Further, negative publicity related to workforce safety, including our continuing response to the COVID-19 pandemic could have an adverse effect on our business, prospects, financial condition, and results of operations.
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
As of May 1, 2021, our Korean subsidiary, Coupang Corp., and a group of companies affiliated with it have been designated as a business group subject to disclosure under the Korean Monopoly Regulation and Fair Trade Act. This designation - which is reviewed and may be re-designated under the Korean Monopoly Regulation and Fair Trade Act by the KFTC on an annual basis - imposes additional corporate governance and public disclosure requirements on the subsidiary entities (which could also be applied to individual executives). These requirements will also create additional costs of compliance and subject the group of affiliated companies to greater regulatory scrutiny and risk of penalties for any failure to comply with the additional obligations imposed.
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
We have historically generated a substantial majority of our revenue from sales in Korea. Our future performance will depend in large part on Korea’s future economic growth. Adverse developments in Korea’s economy as a result of various factors, including economic, political, legal, regulatory, and social conditions in Korea may have an adverse effect on customer spending, which may not allow us to achieve our desired revenue growth. The economic indicators in Korea in recent years have shown mixed signs of growth and uncertainty, and in 2021, the Korean and global economies were affected as a result of the COVID-19 pandemic. As a result, future growth of the Korean economy is subject to many factors beyond our control, including developments in the global economy.
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
Also, the Act on Punishment for Serious Accidents, etc. (the “Serious Accidents Act”) became effective on January 27, 2022 for businesses (or places of work) with 50 or more employees. The Serious Accidents Act may impose enhanced liability (including criminal liability) on businesses, managers, and individuals who are responsible for causing loss of life by failing to fulfill duties relating to workplace safety and health or risk prevention. The Serious Accidents Act provides the potential for criminal punishment, public disclosure of punishment, and monetary damages, including punitive damages up to five times the actual damages suffered. The Serious Accidents Act extends potential liability to a wider group of persons than under pre-existing law, including those who oversee safety and health matters for the business concerned and also general managers of the business.
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
Risks Related to Laws, Regulation, and Intellectual Property
The nature of our food delivery services, including Coupang Eats and Rocket Fresh, could subject us to potential liability for foodborne illnesses experienced by our customers.
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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce, and mobile commerce (“m-commerce”). Existing, proposed, and future regulations and laws could change our liabilities and impede the growth of the Internet, e-commerce, or m-commerce. These regulations and laws may involve taxes, tariffs, consumer protection, competition and antitrust, privacy and data security, anti-spam, content protection, electronic contracts and communications, and gift cards, among other topics. It is not clear how existing laws governing issues such as property ownership, fair trade, sales and other taxes, and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce, and m-commerce. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation or our business or result in proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our apps and websites by customers and merchants, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.
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
In addition, current and former employees have raised and may raise allegations with the Korean Ministry of Employment and Labor (“MOEL”) or the National Labor Relations Commission relating to employment and labor issues. Examples of such issues include pay, hours, breaks, time off, unfair dismissal, workplace harassment, workplace sexual harassment, health and safety, and union activities.
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
We are subject to governmental, economic and trade sanctions laws and regulations in a number of countries, which restrict or prohibit transactions and dealings (including the sale, supply, or sourcing of products and services) with certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions. We may have in the past, and could in the future, violate economic and trade sanctions laws and regulations. As such, we have and may from time to time in the future submit as warranted voluntary disclosures concerning potential violations of economic and trade sanctions laws and regulations to relevant governmental authorities or otherwise be subject to review by such authorities.
If we are found to be in violation of economic and trade sanctions laws and regulations, it could result in administrative, civil, and/or criminal fines, penalties and/or other remedial obligations. We may also be adversely affected through other penalties, business disruption, reputational harm, loss of access to certain markets and customers, or otherwise. In addition, any change to economic and trade sanctions laws and regulations, shift in the enforcement or scope of existing regulations or change in the countries, government, or persons targeted by such regulations could impact our ability to engage in transactions and dealings with certain parties and countries and could harm our business.
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
Under the Korean tax law, net operating losses (“NOLs”) can be carried forward and deducted from taxable income for up to 15 years from the year in which the tax losses were incurred. While the utilization of NOL carryforwards per year is generally limited to 60% of taxable income in the year of utilization (except for certain small and medium-sized enterprises), there is no annual limitation on the use of NOLs in the event of an ownership change. As of December 31, 2021, our Korean affiliates had accumulated NOL carryforwards of approximately $3.9 billion. Our Korean affiliates’ ability to utilize its NOLs depends on their ability to generate sufficient taxable income to absorb the tax benefits within the carry-forward period.
As of December 31, 2021, our U.S. affiliates had U.S. federal NOL carryforwards of approximately $373 million due to prior period losses. Under the U.S. Tax Cuts and Jobs Act of 2017 as modified by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs will be limited to 80% of taxable income in taxable years beginning after December 31, 2020. In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, including credits, to offset its post-change taxable income or taxes may be limited. It is possible that we may experience ownership changes as a result of our initial public offering or in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. In addition, for U.S. federal income tax purposes, NOLs incurred in taxable years beginning prior to January 1, 2018 can be carried forward to the following twenty taxable years, and different periods may apply for U.S. state and local income tax purposes. We will be unable to use NOLs if we do not attain profitability sufficient to offset available NOLs prior to their expiration. For state and local income tax purposes in certain jurisdictions, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 29, 2020, the Governor of California signed into law the 2020 Budget Act which imposed limits on the usability of California state net operating losses to offset taxable income and the utilization of research tax credits to $5.0 million annually in tax years beginning after 2019 and before 2023.

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
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with Bom Kim, who beneficially holds all of our Class B common stock representing in the aggregate 76.2% of the voting power of our capital stock.
All of our shares of Class B common stock, which has 29 votes per share, are beneficially held by Bom Kim, our Founder and Chief Executive Officer. Our Class A common stock, which is the stock we list on the NYSE, has one vote per share. Our Class A common stock and Class B common stock vote together as a single class on all matters, except as otherwise required by applicable law or our certificate of incorporation. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon any transfer, whether or not for value, except certain transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in our certificate of incorporation. Upon any conversion of shares of Class B common stock into shares of Class A common stock, the voting power of any existing holder of Class A common stock in any vote of the Class A common stock voting separately as a class will be diluted to the extent of the additional shares of Class A common stock issued as a result of the conversion, but because there will be fewer shares of Class B common stock outstanding as a result of such a conversion, the voting power of any existing holder of Class A common stock in any vote of all shares of capital stock voting together as a class will increase because there will be fewer shares of the higher vote Class B common stock outstanding. Because of the 29-to-one voting ratio between our Class B and Class A common stock, the Class B common stock held by Mr. Kim represent, in the aggregate, 76.2% of the combined voting power of our capital stock as of December 31, 2021. The control by Mr. Kim of a majority of the combined voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may defer, prevent, or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Mr. Kim also has the ability to control our management and major strategic investments as a result of his position as our Chief Executive Officer. Although Mr. Kim owes a fiduciary duty to our stockholders as a board member and officer, as a stockholder, Mr. Kim is entitled to vote his shares in his own interest, which may not always be in the interest of our stockholders generally. Similarly, a reduction in Mr. Kim’s shareholdings could impact his ability to control corporate matters.
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
In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock could cause stockholder advisory firms to recommend withholding votes against our directors, publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could cause the price per share of our Class A common stock to decline.
The market price of shares of our Class A common stock may be volatile, which could cause the value of your investment to decline.
The stock market in general, and the market for stocks of technology companies in particular, has been highly volatile. As a result, the market price of shares of our Class A common stock is likely to be volatile, and investors in our Class A common stock may experience a decrease, which could be substantial, in the price of their Class A common stock or the loss of their entire investment for a number of reasons, including reasons unrelated to our operating performance or prospects. The market price of shares of our Class A common stock could be subject to wide fluctuations in response to a broad and diverse range of factors, including those described elsewhere in this “Risk Factors” section and this Form 10-K and the following:
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
Sales of a substantial number of shares of Class A common stock into the public market, particularly sales by our directors, executive officers, or principal stockholders, or the perception that these sales might occur, could cause the price of our Class A common stock to decline. As of December 31, 2021, we had 1,579,399,667 shares of Class A common stock outstanding. We have also registered shares of Class A common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
The holders of approximately 835.6 million shares of our Class A and Class B common stock, or approximately 48% of our total outstanding Class A and Class B common stock (based upon the number of shares outstanding as of December 31, 2021), are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could cause the price per share of our Class A common stock to decline.
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
Item 1B.   Unresolved Staff Comments
None.
Item 2.   Properties
Our corporate headquarters is located in Seoul, Republic of Korea, where we lease approximately 616,000 square feet of office space. As of December 31, 2021, we maintained numerous offices across Korea, as well as offices located in the United States and throughout Asia, predominantly under lease arrangements. Additionally, we lease or own approximately 42 million square feet of fulfillment and logistics space throughout Korea, as well as other parts of Asia and the United States. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3.   Legal Proceedings
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
The most significant of our current legal proceedings are described below and risks relating to legal matters are described elsewhere in this Form 10-K, see “Item 1A. Risk Factors.”
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
Korean Employment & Labor Investigations
Current and former employees have raised and will likely raise allegations with the Korean Ministry of Employment and Labor relating to employment and labor issues. Examples of such issues include (but are not limited to) pay, hours, breaks, time off, deductions from wages, unfair dismissal, workplace harassment, workplace sexual harassment, health and safety, and union activities. Under Korean law, labor-related allegations can be raised to or resolved by civil, administrative, or criminal proceedings.
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
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Market for Common Stock
Our Class A common stock is traded on the New York Stock Exchange under the symbol “CPNG.” Our Class B common stock is not listed or traded on any stock exchange.
Holders of Common Stock
As of February 18, 2022, there were approximately 457 holders of record of Coupang’s Class A common stock and one holder of record of Coupang’s Class B common stock.
Dividend Policy
We intend to retain any future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. We may enter into agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends or make distributions on our capital stock. The ability of certain subsidiaries to pay dividends to Coupang, Inc. is restricted due to terms which require the subsidiaries to meet certain financial covenants. In addition, Coupang, Inc. has certain regulatory restrictions that only allow dividend payments to be made while maintaining a positive net equity balance or if dividends are paid out of the current years' income, if any. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors our board of directors may deem relevant.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Coupang, Inc. under the Securities Act or the Exchange Act.
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index (“S&P 500”), S&P 500 Retailing Index (“S&P 500 Retailing”), and the S&P 500 Information Technology Index (“S&P 500 IT”). The graph assumes $100 was invested at the market close on March 11, 2021, which was the first day our Class A common stock began trading. Data for the S&P 500 Index, S&P 500 Retailing Index, and S&P 500 IT Index assume reinvestment of dividends. The graph uses the closing market price on March 11, 2021 of $49.25 per share as the initial value of our Class A common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

$160
$140
$120
$100
$80
$60
$40
$20
$0
3/11/21
3/21
4/21
5/21
6/21
7/21
8/21
9/21
10/21
11/21
12/21
Coupang, Inc.
S&P 500
S&P Information Technology
S&P 500 Retailing

Issuer Purchases of Equity Securities, Sales of Unregistered Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
None.
Sales of Unregistered Equity Securities
None.
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
Item 6.   [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (“Form 10-K”). This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-K. You should review the disclosure in Part I—Item 1A. "Risk Factors" in this Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Overview
We are a leading e-commerce player in Korea. We believe that we are the preeminent online destination in the market because of our broad selection, low prices, and exceptional convenience across our owned inventory selection as well as products offered by third-party merchants. Our unique end-to-end fulfillment, logistics, and technology network enables Rocket Delivery, which provides free, next-day delivery for orders placed anytime of the day, even seconds before midnight—across millions of products. Our structural advantages from complete end-to-end integration, investments in technology, and scale economies generate higher efficiencies that allow us to pass savings to customers in the form of lower prices. The capabilities we have built provide us with opportunities to expand into other offerings and geographies.
We believe the true measure of our success will be shareholder value created over the long term. Our long-term investments in building a differentiated technology-orchestrated network and customer-facing functionality have helped build a business that we expect will deliver significant growth and cash flows at scale. We have in turn reinvested to expand into new offerings successfully, such as with our owned-inventory selection, Rocket WOW membership, Rocket Fresh, and Coupang Eats, among others. We will continue to reinvest cash flows generated by our established offerings into new initiatives and innovations for our customers. We plan to invest and maximize value for customers and shareholders in the long term over optimizing our short-term results.
Initial Public Offering
On March 15, 2021, we completed our IPO in which we issued and sold 100,000,000 shares of our Class A common stock at an IPO price of $35.00 per share. We received net proceeds of $3.4 billion after deducting underwriting discounts of $69 million and other offering costs.
Immediately prior to effectiveness of the Company’s IPO registration statement on Form S-1, Coupang, LLC, a Delaware limited liability company, converted into a Delaware corporation pursuant to a statutory conversion, which changed our name to Coupang, Inc. (“Corporate Conversion”).
As a result of the Corporate Conversion and IPO, our redeemable convertible preferred units (“preferred units”) and common units (which included common units designated as profits interests (“PIUs”)), in each case, automatically converted into an equal number of shares of Class A or Class B common stock, except with respect to a conversion adjustment to certain PIUs, which reduced the outstanding common units designated as PIUs that converted into the shares of Class A common stock. Also, our convertible notes were automatically converted into 171,750,446 shares of our Class A common stock. For additional information related to the Corporate Conversion and IPO, see Note 11 — "Redeemable Convertible Preferred Units and Stockholders'/Members' Equity (Deficit)" and Note 9 — "Convertible Notes and Derivative Instrument" in Part II, Item 8 - “Financial Statements and Supplementary Data” in our consolidated financial statements.
Fulfillment Center Fire
On June 17, 2021, a fire extensively damaged the Company’s Deokpyeong fulfillment center (the “FC Fire”) resulting in a loss of the inventory, building, equipment, and other assets at the site. Inventory and property and equipment losses from the FC Fire of $158 million and $127 million were recognized in “Cost of sales” and “Operating, general and administrative”, respectively, during the second quarter of 2021. The Company is insured on property losses from the FC Fire, however, whether and to what extent the Company may recover insurance proceeds on these losses is currently unknown, and as such, no insurance recoveries have been recognized. During the second quarter of 2021, the Company also incurred or accrued other costs directly related to the FC Fire of $11 million. The FC Fire resulted in an increase to our net loss of $296 million for the year ended December 31, 2021.

Key Financial and Operating Highlights:

(in thousands)	Year Ended December 31,
	2021	2020	% Change
Total net revenues	$18,406,372	$11,967,339	54%
Total net revenues, constant currency(1)	$17,850,617	$12,115,179	49%
Gross profit(2)	$2,951,128	$1,986,237	49%
Net loss(4)	$(1,542,590)	$(463,157)	NM(3)
Net loss margin	(8.4)%	(3.9)%
Adjusted EBITDA(1)	$(747,636)	$(357,144)	109%
Adjusted EBITDA margin(1)	(4.1)%	(3.0)%
Net cash (used in) provided by operating activities	$(410,578)	$301,554	NM(3)
Free cash flow(1)	$(1,082,377)	$(182,569)	NM(3)
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
(2)Gross profit is calculated as total net revenues minus cost of sales, and for the year ended December 31, 2021 includes $158 million related to inventory losses from the FC Fire.
(3)Non-meaningful.
(4)Net loss for the year ended December 31, 2021 includes $296 million in losses recognized during the second quarter of 2021 related to the FC Fire.
Key Business Metrics and Non-GAAP Financial Measures
We review the key business and financial metrics discussed below. We use these measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Key Business Metrics

	Three Months Ended December 31,
(in thousands, except net revenues per Active Customer)	2021	2020	2019
Active Customers	17,936	14,850	11,791
Total net revenues per Active Customer	$283	$256	$161
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
Free Cash Flow
Free cash flow is defined as cash flow from operations less purchases of property and equipment, plus proceeds from sale of property and equipment. We believe that free cash flow is an additional and useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our core operations that, after purchases and sales of property and equipment, can be used for strategic initiatives, including investing in our business and strengthening our balance sheet. Free cash flow has limitations as an analytical tool and should not be considered in isolation or as substitutes for analysis of other U.S. GAAP financial measures, such as net cash provided by operating activities. A limitation of free cash flow is that it may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure. We expect our free cash flow to fluctuate in future periods as we invest in our business to support our plans for growth.
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
The following tables present the reconciliations from each U.S. GAAP measure to its corresponding non-GAAP measure for the periods noted:
Free Cash Flow

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash (used in) provided by operating activities	$(410,578)	$301,554	$(311,843)
Adjustments:
Purchases of property and equipment	(673,663)	(484,630)	(217,823)
Proceeds from sale of property and equipment	1,864	507	3,543
Free cash flow	$(1,082,377)	$(182,569)	$(526,123)
Net cash used in investing activities	$(675,525)	$(520,654)	$(218,224)
Net cash provided by financing activities	$3,576,850	$178,502	$1,184,104
Adjusted EBITDA and Adjusted EBITDA Margin

	Year Ended December 31,
(in thousands)	2021	2020	2019
Total net revenues	$18,406,372	$11,967,339	$6,273,263

Net loss	(1,542,590)	(463,157)	(696,885)
Net loss margin	(8.4)%	(3.9)%	(11.1)%
Adjustments:
Depreciation and amortization	201,480	127,519	70,908
Interest expense	45,358	107,762	96,907
Interest income	(8,645)	(10,991)	(19,135)
Income tax expense	1,002	292	(241)
Other (income) expense, net	10,913	(149,900)	(22,569)
Equity-based compensation	249,345	31,331	20,823
FC Fire Losses	295,501	—	—
Adjusted EBITDA	$(747,636)	$(357,144)	$(550,192)
Adjusted EBITDA margin	(4.1)%	(3.0)%	(8.8)%
Constant Currency Revenue and Constant Currency Revenue Growth

	Year Ended December 31,
(in thousands)	2021	2020	2019
Total net revenues	$18,406,372	$11,967,339	$6,273,263
Total net revenues growth	54%	91%	55%
Adjustment:
Exchange rate effect	(555,755)	147,840	372,587
Total net revenues, constant currency	$17,850,617	$12,115,179	$6,645,850
Total net revenues growth, constant currency	49%	93%	64%

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net retail sales	$16,487,975	$11,045,096	$5,787,090
Net retail sales growth	49%	91%	52%
Exchange rate effect	(497,832)	136,447	343,712
Net retail sales, constant currency	$15,990,143	$11,181,543	$6,130,802
Net retail sales growth, constant currency	45%	93%	61%

Net other revenue	$1,918,397	$922,243	$486,173
Net other revenue growth	108%	90%	91%
Exchange rate effect	(57,923)	11,393	28,875
Net other revenue, constant currency	$1,860,474	$933,636	$515,048
Net other revenue growth, constant currency	102%	92%	102%
Impact of COVID-19
The COVID-19 pandemic and resulting global disruptions have affected our business, as well as those of our customers, merchants, and suppliers. To serve our customers while also providing for the safety of our employees, we have adapted numerous aspects of our logistics and infrastructure, transportation, supply chain, purchasing, and third-party merchant processes. We also made numerous process updates across our operations and adapted our fulfillment and delivery infrastructure to implement additional employee and customer safety measures. We have experienced and may continue to experience a net positive impact on our sales and consumer demand for our products and services following changes in consumer purchasing behavior and the implementation of governmental orders to mitigate the spread of COVID-19.
The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation and the effects on our business and operations closely. Further, we do not yet know the full extent of potential impacts of the pandemic on our business or operations, including the impact of any future developments related to the duration and scope of the pandemic, any ongoing effects on consumer demand and spending patterns, ongoing logistics and fulfillment related labor constraints and costs including costs to attract and retain employees, or other impacts as a result of the pandemic, and whether these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations, cash flows, or financial condition. These drivers make it challenging to reasonably quantify the direct impact the pandemic has had, or may have in the future, on our business versus those impacts that may have been, or may be, indirectly related to the pandemic. For additional details, refer to Part I—Item 1A. “Risk Factors” contained elsewhere in this Form 10-K.
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

Net other revenue also includes consideration from online restaurant ordering and delivery services performed by us, as well as advertising services provided on our apps or websites. We also earn subscription revenue from memberships to our Rocket WOW membership program, which provides customers with access to benefits such as access to Rocket Fresh, no minimum spend for Rocket Delivery, free shipping on returns, and access to Coupang Play content streaming, which is also included in net other revenue.
Cost of Sales
Cost of sales primarily consists of the purchase price of products sold directly to customers where we record revenue gross, and includes logistics costs. Inbound shipping and handling costs to receive products from suppliers are included in inventory and recognized in cost of sales as products are sold. Additionally, cost of sales includes outbound shipping and logistics related expenses, delivery service costs from our restaurant delivery business, and depreciation and amortization expense.
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
Other (Expense) Income, net
Other (expense) income, net consists primarily of changes in fair value recorded on the derivative instrument and foreign currency gains and losses.
Income Tax Expense
We are subject to income taxes predominantly in Korea, as well as in the United States and other foreign jurisdictions in which we do business. Foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate is subject to significant variation and can vary based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
We have a valuation allowance for our net deferred tax assets, including federal and state net operating loss carryforwards, and tax credits. We expect to maintain these valuation allowances until it becomes more likely than not that the benefit of our deferred tax assets will be realized by way of expected future taxable income in Korea and the United States.

Results of Operations

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net retail sales	$16,487,975	$11,045,096	$5,787,090
Net other revenue	1,918,397	922,243	486,173
Total net revenues	18,406,372	11,967,339	6,273,263
Cost of sales	15,455,244	9,981,102	5,240,041
Operating, general and administrative	4,445,090	2,502,231	1,675,145
Total operating cost and expenses	19,900,334	12,483,333	6,915,186
Operating loss	(1,493,962)	(515,994)	(641,923)
Interest income	8,645	10,991	19,135
Interest expense	(45,358)	(107,762)	(96,907)
Other (expense) income, net	(10,913)	149,900	22,569
Loss before income taxes	(1,541,588)	(462,865)	(697,126)
Income tax expense (benefit)	1,002	292	(241)
Net loss	$(1,542,590)	$(463,157)	$(696,885)
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net Retail Sales
Net retail sales increased $5.4 billion or 49% (45% on a constant currency basis) for the year ended December 31, 2021, when compared to the prior year. The increase was primarily due to a 15% growth in our Active Customers in 2021, as well as 30% growth (26% on a constant currency basis) in our net retail sales per Active Customer during that same period, driven by increased customer engagement across more product categories. In addition, the growth in net retail sales for the year ended December 31, 2021 was impacted by the comparison to the year ended December 31, 2020, which benefited from an elevated increase in sales due to COVID-19 related changes in consumer behavior.
Net Other Revenue
Net other revenue for the year ended December 31, 2021 increased $996 million or 108% (102% on a constant currency basis) compared to the prior year. The increase was primarily due to a 15% growth in our Active Customers in 2021, as well as 81% growth (75% on a constant currency basis) in our net other revenue per Active Customer during that same period, driven by the continued expansion of newer offerings and increased merchants and related product selection on our marketplace.
Cost of Sales
Cost of sales for the year ended December 31, 2021 increased $5.5 billion or 55% compared to the prior year. The increase was attributable to increased product and logistics costs resulting from increased sales and customer demand as well as $158 million in inventory losses related to the FC Fire. Cost of sales as a percentage of revenue increased from 83.4% for the year ended December 31, 2020 to 84.0% for the year ended December 31, 2021 primarily due to costs related to the FC Fire and higher labor and operations costs, partially offset by a shift to higher margin revenue categories. The portion of the FC Fire loss that was recorded within cost of sales as a percentage of revenue was 0.9% for the year ended December 31, 2021.
Operating, General and Administrative Expenses
Operating, general and administrative expenses for the year ended December 31, 2021 increased $1.9 billion or 78%, compared to the prior year. The increase primarily reflects higher employee costs, to support growth and expansion of newer initiatives, increased advertising expenses following a significant decline in the prior year due to the initial impacts of COVID-19, higher stock compensation of $208 million related to a cumulative catch-up adjustment for awards that vested upon the completion of our IPO and additional grants in the current year reflecting a higher fair value over the previous period, as well as property, equipment and other losses of $138 million recognized related to the FC Fire. These expenses as a percentage of revenue increased from 20.9% for the year ended December 31, 2020 to 24.1% for the year ended December 31, 2021 primarily related to higher employee costs, advertising expense, and impact from the FC Fire.

Interest Expense
Interest expense for the year ended December 31, 2021 decreased $62 million or (58)% compared to the prior year period. The decrease was primarily attributable to the conversion of our convertible notes into shares of our Class A common stock as a result of the Corporate Conversion and IPO during the first quarter of 2021.
Other (Expense) Income, Net
Other (expense) income, net for the year ended December 31, 2021 changed $161 million, or (107)%, as compared to the prior year period. The impact was primarily due to a gain of $150 million from a change in the value of our derivative instrument recognized in the prior year.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net Retail Sales
Net retail sales for the year ended December 31, 2020 increased $5.3 billion, or 91% (93% on a constant currency basis), as compared to the year ended December 31, 2019. The increase was primarily due to a 18% growth in our Active Customers in 2020, as well as 62% growth (64% on a constant currency basis) in our net retail sales per Active Customer during that same period, driven by a continual increase in product selection and additional offerings provided to our customers. Also impacting the increase in net retail sales was changes in consumer behavior in response to the COVID-19 pandemic.
Net Other Revenue
Net other revenue for the year ended December 31, 2020 increased $436 million, or 90% (92% on a constant currency basis), as compared to the year ended December 31, 2019. The increase was primarily due to the 18% growth in our Active Customers in 2020, as well as a 61% growth (63% on a constant currency basis) in our net other revenue per Active Customer during that same period, driven by an increase in merchants on our marketplace, and related offerings and product selection. Also impacting the increase in net other revenue was changes in consumer behavior in response to the COVID-19 pandemic.
Cost of Sales
Cost of sales for the year ended December 31, 2020 increased $4.7 billion, or 91%, as compared to the year ended December 31, 2019. The increase was attributable to increased product and logistics costs resulting from increased sales. Cost of sales as a percentage of revenue slightly improved from 83.5% in 2019 to 83.4% in 2020, primarily due to efficiencies of scale in our supply chain and direct sourcing from manufacturers, offset by additional COVID-19 related expenses in our logistics network and product costs.
Operating, General and Administrative Expenses
Operating, general and administrative expenses for the year ended December 31, 2020 increased $827 million, or 49%, as compared to the year ended December 31, 2019. The increase was primarily due to an increase in fulfillment center capacity, technology infrastructure and general corporate costs to support our overall growth, as well as additional expenses associated with the COVID-19 pandemic and related safety measures. These expenses as a percentage of revenue decreased from 26.7% in 2019 to 20.9% in 2020, due primarily to our ability to continue to generate leverage from the scale of our growing operations, and lower spending on advertising as a result of the COVID-19 pandemic.
Interest Expense
Interest expense for the year ended December 31, 2020 increased $11 million, or 11%, as compared to the year ended December 31, 2019. The increase was primarily attributable to an increase in interest expense on our convertible notes due to compounding paid-in-kind interest at higher average rates during 2020.
Other (Expense) Income, Net
Other (expense) income, net for the year ended December 31, 2020 increased $127 million, or 564%, as compared to the year ended December 31, 2019. The increase was primarily due to a gain of $150 million from a change in the value of our derivative instrument for the year ended December 31, 2020 compared with a $(37) million loss for the year ended December 31, 2019. Offsetting the increase from the change in derivative values was a $(21) million decrease in foreign currency gains and a $36 million gain on forward sale contracts that occurred in 2019.

Quarterly Results of Operations
The following table presents our unaudited selected consolidated quarterly results of operations for the eight quarters ended December 31, 2021. These unaudited selected consolidated quarterly results of operations have been prepared on the same basis as our audited consolidated financial statements included elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period. Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter. The quarterly results were as follows:

	Three Months Ended
(in thousands, except for per share amounts)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Total net revenues	$4,206,860	$4,478,114	$4,644,705	$5,076,693
Cost of sales	3,474,354	3,819,620	3,890,178	4,271,092
Operating, general and administrative	999,822	1,173,430	1,069,639	1,202,199
Total operating cost and expenses	4,474,176	4,993,050	4,959,817	5,473,291
Operating loss	(267,316)	(514,936)	(315,112)	(396,598)
Loss before income taxes	(295,025)	(518,504)	(323,911)	(404,148)
Income tax expense	8	97	66	831
Net loss	(295,033)	(518,601)	(323,977)	(404,979)
Net loss attributable to Class A and Class B common stockholders	$(295,033)	$(518,601)	$(323,977)	$(404,979)

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted	$(0.68)	$(0.30)	$(0.19)	$(0.23)
Weighted-average number of Class A and Class B common shares outstanding used in computing per share amounts, basic and diluted	434,917	1,743,109	1,747,255	1,752,238

	Three Months Ended
(in thousands, except for per share amounts)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total net revenues	$2,413,259	$2,614,080	$3,136,507	$3,803,493
Cost of sales(1)	1,982,964	2,174,345	2,669,552	3,154,241
Operating, general and administrative(1)	503,932	534,953	683,192	780,154
Total operating cost and expenses	2,486,896	2,709,298	3,352,744	3,934,395
Operating loss	(73,637)	(95,218)	(216,237)	(130,902)
Loss before income taxes	(105,230)	(101,966)	(172,978)	(82,691)
Income tax expense	123	84	21	64
Net loss	(105,353)	(102,050)	(172,999)	(82,755)
Net loss attributable to Class A and Class B common stockholders	$(140,224)	$(159,913)	$(172,999)	$(82,755)

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted(2)	$(5.74)	$(5.81)	$(5.91)	$(2.38)
Weighted-average number of Class A and Class B common shares outstanding used in computing per share amounts, basic and diluted(2)	24,409	27,539	29,284	34,749
____________
(1)During the first quarter of 2021, the Company changed its policy for recognizing equity-based compensation expense from the graded vesting attribution method of accounting to the straight-line attribution method of accounting for its equity-based compensation arrangements with service only vesting conditions. Comparative financial statements for prior periods have been adjusted to apply the straight-line attribution method retrospectively. Refer to Note 2 — "Change in Accounting Principle" in Part II, Item 8 - “Financial Statements and Supplementary Data” for further information on this change in accounting policy.
(2)As reported net loss per share for prior periods reflect the retrospective adjustments from the Corporate Conversion described in Note 15 — "Net Loss per Share" in Part II, Item 8 - “Financial Statements and Supplementary Data.”
Liquidity and Capital Resources
Liquidity
As of December 31, 2021 and 2020, we had stockholders’ equity and members’ (deficit) of $2.2 billion and $(4.1) billion, respectively. We anticipate that we will continue to incur losses for the next few years. We expect that our investment into our growth strategy will continue to be significant, including with respect to the expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and continuation to expand services, we plan to build several new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next three years. These contracts have remaining capital expenditures commitments of $514 million as of December 31, 2021. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.
Our primary sources of liquidity are cash on hand, supplemented through various debt financing arrangements and sales of our equity securities. We had total cash and cash equivalents and restricted cash of $3.8 billion as of December 31, 2021, compared to $1.4 billion as of December 31, 2020. Additionally, the Company has $1.0 billion available under its new revolving credit facility as described below.
During the first quarter of 2021, we completed our IPO, in which we issued and sold 100,000,000 shares of our Class A common stock at a price of $35.00 per share. We received net proceeds of approximately $3.4 billion from the IPO after deducting underwriting discounts of $69 million and other offering costs.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash (used in) provided by operating activities	$(410,578)	$301,554	$(311,843)
Net cash used in investing activities	(675,525)	(520,654)	(218,224)
Net cash provided by financing activities	3,576,850	178,502	1,184,104
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(81,702)	70,365	(22,412)
Net increase in cash and cash equivalents, and restricted cash	$2,409,045	$29,767	$631,625
Cash and cash equivalents, and restricted cash, as of beginning of period	$1,401,302	$1,371,535	$739,910
Cash and cash equivalents, and restricted cash, as of end of period	$3,810,347	$1,401,302	$1,371,535
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Operating Activities
Our net cash used in operating activities was $(411) million for the year ended December 31, 2021, representing a change of $(712) million, compared to $302 million of net cash from operations for the year ended December 31, 2020. The change in operating cash flow was primarily driven by a $(452) million reduction in cash flows due to changes in operating assets and liabilities, consisting of increases in accounts receivable and investments in inventory of $(116) million and $(24) million, respectively, as a result of higher sales volume and expanded available selection for customers, and a decrease in other liabilities and accounts payable of $(108) million and $(337) million, respectively, offset by an increase in accrued expenses of $156 million from the timing of payments for operating lease liabilities, payables and accrued expenses. Also contributing to the increase in cash used in operating activities was a $(1.1) billion increase in net loss partially offset by a $820 million increase in our non-cash expenses contributing to the net loss for the year ended December 31, 2021.
Investing Activities
Our net cash used in investing activities was $(676) million for the year ended December 31, 2021, representing an increase of $155 million, or 30%, as compared to $(521) million used in investing activities for the year ended December 31, 2020. This increase was mainly driven by a $189 million increase in purchases of property and equipment, primarily related to our fulfillment and logistics infrastructure, including increased purchases of building and land, as well as higher investments in technology equipment and capabilities. For the year ended December 31, 2021, purchases of land and buildings comprised $215 million of the $674 million in total purchases of property and equipment. For the year ended December 31, 2020, purchases of land and buildings comprised $102 million of the $485 million in total purchases of property and equipment.
Financing Activities
Our net cash provided by financing activities for the year ended December 31, 2021 increased $3.4 billion, compared to the year ended December 31, 2020. This increase was primarily driven by $3.4 billion of proceeds, net of underwriting discounts of $69 million and other offering costs, from the issuance of 100,000,000 shares of our Class A common stock upon the completion of our IPO, a $34 million increase in cash proceeds from the issuance of common stocks/units related to equity awards and $97 million in repurchases of common units and preferred units in the prior period, and a $147 million increase in proceeds from debt and short-term borrowings, net of issuance costs, partially offset by a $(297) million increase in repayments of debt and short-term borrowings.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Operating Activities
Our net cash provided by operating activities was $302 million for the year ended December 31, 2020, representing an increase of $613 million, or 197%, as compared to $(312) million of cash used in operations for the year ended December 31, 2019. The improvement in our operating cash flows was primarily driven by a $326 million increase from changes in operating assets and liabilities, primarily driven by a $649 million increase in accounts payable, partially offset by a $225 million increase in inventory and a $132 million increase in other assets to support the overall growth in our business. Also contributing to the improvements in the cash flow from operating activities was a $234 million decrease in net loss, due in large part to a 91% increase in total net revenues with a slightly improved cost of sales margin. In addition, there was a $54 million improvement in our operating cash flow from non-cash expenses affecting the net loss in 2020, mainly attributable to a $240 million increase in various non-cash related expenses, partially offset by a $(187) million change in the fair value of our derivative instrument.
Investing Activities
Our net cash used in investing activities was $(521) million for the year ended December 31, 2020, representing an increase of $302 million, or 139%, as compared to $(218) million used in investing activities for the year ended December 31, 2019. This increase was mainly driven by a $267 million increase in purchases of property and equipment. Our capital expenditures primarily related to investments in our fulfillment and logistics infrastructure, as well as technology equipment and capabilities.
Financing Activities
Our net cash provided by financing activities for the year ended December 31, 2020 decreased $1.0 billion, or (85)%, as compared to the year ended December 31, 2019. This decrease was primarily driven by a $1.5 billion decrease in cash proceeds from the issuance of common units and preferred units, net of issuance costs, primarily from a $1.5 billion issuance of Class J preferred units in 2019, partially offset by a $310 million reduction in repayments of debt and short-term borrowing and a $155 million increase in proceeds from debt and short-term borrowings, net of issuance costs.
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
Capital Resources
We have entered into material unconditional purchase obligations. These contractual commitments primarily relate to technology related service contracts, fulfillment center construction contracts and software licenses. Refer to Note 10 — "Commitments and Contingencies"” in Part II, Item 8 - “Financial Statements and Supplementary Data” for disclosure of our future commitments. We generally enter into term loan facility agreements to finance the construction of our fulfillment centers. These agreements may require that we provide for collateral equal to or greater than the amount borrowed under the arrangement. As we continue to build additional fulfillment centers, we expect our borrowings under debt financing arrangements to continue to increase. The Company also has material operating leases which expire over the next ten years. Total minimum contractual commitments due within the next 12 months were $991 million as of December 31, 2021. Additionally, we have open purchase orders for inventories that are primarily due in the next twelve months, and they are generally cancellable, in full or in part, through the contractual provisions.
Our short-term and long-term borrowings generally include lines of credit with financial institutions available to be drawn upon for general operating purposes.
The following debt arrangements were entered into since December 31, 2020:
Term Loan Facilities
During August 2021, we entered into a new $169 million three-year term loan. We have pledged $202 million of certain land and buildings as collateral against the loan. The term loan bears interest at a fixed rate of 3.155%.
In October 2021, the Company entered into a new two-year loan agreement to borrow up to $139 million to finance the construction of a fulfillment center. The Company pledged up to $167 million of certain existing land and a building to be constructed as collateral. The loan bears interest at a fixed rate of 3.45%.
In November 2021, the Company entered into a new five-year term loan facility agreement to borrow up to $47 million to finance the construction of a fulfillment center and a new three-year term loan facility agreement to borrow up to $23 million for general operating purposes. The Company pledged up to $85 million of certain existing land and buildings. The loans bear interest at a fixed rate of 3.78% and 3.68%, respectively.
In December 2021, the Company entered into a new two-year loan agreement to borrow up to $152 million to finance the construction of a fulfillment center. The Company pledged up to $182 million of certain existing land and a building to be constructed as collateral. The loan bears interest at a fixed rate of 3.87%.
New Revolving Credit Facility
In February 2021, we entered into a new three-year senior unsecured credit facility (the “new revolving credit facility”) providing for revolving loans in an aggregate principal amount of up to $475 million (which automatically increased to an aggregate principal amount of $950 million based on us receiving at least $2.0 billion in net proceeds from our IPO). The new revolving credit facility provides us the right to request incremental commitments up to $1.25 billion, subject to customary conditions. During March 2021, the aggregate principal amount of our new revolving credit facility increased to $1.0 billion as a result of our IPO. As of December 31, 2021, there was no balance outstanding on the new revolving credit facility.
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
Refer to Note 8 — "Short-Term Borrowings and Long-Term Debt" in Part II, Item 8 - “Financial Statements and Supplementary Data” for disclosure of our debt obligations, collateral, and covenants.
Critical Accounting Policies and Estimates
We have identified the following accounting policies we believe as the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. The application of these policies requires significant and complex management estimates, assumptions, and judgment, and the reporting of materially different amounts could result if different estimates or assumptions were used or different judgments were made. See Note 1 — "Description of Business and Summary of Significant Accounting Policies" to our consolidated financial statements appearing elsewhere in in Part II, Item 8 of this Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, given the inherent uncertainty involved in making those estimates and due to the impact and unforeseen effects on the global economy from the COVID-19 pandemic, those estimates required increased judgment, and actual results reported in future periods could differ from those estimates and assumptions.
Revenue Recognition
Our revenue principally consists of retail sales earned from our online product sales to customers, commissions earned on transactions through our online business, consideration from online restaurant ordering and delivery services, third-party advertising, and subscription fees. Revenue represents the amount of expected consideration we are entitled to receive upon the transfer of promised goods or services in the ordinary course of our activities and is recorded net of estimated returns, promotional discounts, earned loyalty rewards, and value added taxes. Consistent with the criteria of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, we recognize revenue when performance obligations are satisfied by transferring control of a promised good or service to a customer. For performance obligations that are satisfied at a point in time, we also consider the following indicators to assess whether control of a promised good or service is transferred to the customer: (i) right to payment; (ii) legal title; (iii) physical possession; (iv) significant risks and rewards of ownership; and (v) acceptance of the good or service. For performance obligations satisfied over time, we recognize revenue over time by measuring the progress toward complete satisfaction of a performance obligation.
The application of various accounting principles related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with non-standard terms and conditions may require relevant contract interpretation to determine the appropriate accounting treatment, including whether the promised goods and services specified in a multiple element arrangement should be treated as separate performance obligations. Other significant judgments include determining whether we are acting as the principal or the agent from an accounting perspective in a transaction.
For revenue contracts with multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. We primarily determined stand-alone selling prices based on the prices charged to customers.
For certain arrangements, we apply significant judgment in determining whether we are acting as the principal or agent in a transaction. We are acting as the principal if we obtain control over the goods and services before they are transferred to customers. Generally, when we are primarily obligated in a transaction and are subject to inventory risk or have latitude in establishing prices, or have several but not all of these indicators, we act as the principal and record revenue on a gross basis. We act as the agent and record the net amount as revenue earned if we do not obtain control over the goods and services before they are transferred to the customers.
Inventories and Cost of Sales
We account for our inventories, which consist of products available for sale, using the weighted average cost method, and value them at the lower of cost or net realizable value. This valuation requires management judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product suppliers, or liquidations, and expected recoverable values of separate inventory categories. If changes in market conditions result in reductions to the estimated net realizable value of our inventory, we would increase our valuation in the period in which we made such a determination.
Cost of sales primarily consist of the purchase price of products sold to customers where we record revenue gross, and include logistics center costs. We include inbound shipping and handling costs to receive products from suppliers in inventory and recognize them in cost of sales as products are sold. Additionally, cost of sales includes outbound shipping and logistics related expenses, and delivery service costs from our restaurant delivery business, primarily where we are the delivery service provider, and depreciation and amortization.
We receive consideration from suppliers for various programs, including rebates, incentives, and discounts, as well as advertising services provided on our apps and websites. We generally record these amounts received from suppliers to be a reduction of the prices we pay for their goods, and a subsequent reduction in cost of sales as the inventory is sold.
Leases
We determine if an arrangement is a lease or contains a lease at inception. We recognized lease liabilities based on the present value of the remaining lease payments, discounted using the discount rate based on our incremental borrowing rate (“IBR”) or implicit rate (when available). The determination of the IBR requires judgement. We primarily base the IBR for each lease on publicly available information for companies within the same industry and with similar credit profiles. We adjust the rate for the impact of collateralization, the lease term, and other specific terms included in our lease arrangement. The IBR is determined at the lease commencement and is subsequently reassessed upon a modification to the lease agreement.
Equity-Based Compensation Expense and Valuation of Underlying Awards
We account for equity-based employee compensation arrangements in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation, which requires companies to estimate the fair value of equity-based payment awards on the date of grant. Determining the fair value of equity-based awards can require significant judgment.
Prior to the IPO, We issued equity awards in the form of unit options, profits interests (“PIUs”) and restricted equity units (“REUs”) to certain employees and consultants. We estimated the fair value of unit options using the Black-Scholes valuation model, which requires inputs such as the fair value of our ordinary units, risk-free interest rate, expected dividend yield, expected life, and expected volatility. We estimated the fair value of PIUs and REUs based on our estimated equity value for each unit class at the time of grant. The relevant assumptions used to calculate the fair value of equity awards were evaluated and revised, as necessary, to reflect market conditions and our historical experience.
Subsequent to the IPO, we have issued equity awards in the form of restricted stock units (“RSUs”) to employees. We estimate the fair value of RSUs using the market closing price on the grant date.
We record equity-based compensation expense in our consolidated statements of operations and comprehensive loss over the requisite service period of the award, net of estimated forfeitures, based on the fair value of such awards. The expense is recognized on a straight-line basis for awards with only service conditions, and on a graded vesting basis for awards with a service and performance condition. We estimate the forfeiture rate based on historical forfeitures of equity awards and adjust the rate to reflect changes when necessary. We revise our estimated forfeiture rate if actual forfeitures significantly differ from the initial estimates.
Determination of the Fair Value of Common Units
Prior to the IPO, as there had been no public market for our common units, the estimated fair value of our common units had been supported with input by third-party valuations with input of a combination of objective and subjective factors that management believes are relevant. These third-party valuations were performed in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation.
Our management has exercised reasonable judgment and considered numerous factors to determine the best estimate of fair value of our common units, including:
•valuations of comparable publicly traded companies;
•our operating and financial performance;

•current business conditions and projections;
•the likelihood of achieving a liquidity event for the underlying equity instruments, such as an initial public offering or sale of our company, given prevailing market conditions;
•the prices of the recent redeemable convertible preferred unit sales by us to investors in arm’s-length transactions;
•the price paid by us to repurchase outstanding units;
•the preferences held by our redeemable convertible preferred unit classes relative to those of our common units; and
•the lack of marketability of our common units.
We determined the fair value of our common units using the income and market approach valuation methods. The income approach estimates the enterprise value of our business based on our expectation of future cash flows discounted to their present values using a discount rate based on our weighted-average cost of capital. The market approach estimates the enterprise value of our business based on a comparison to a group of public companies with similar financial and operating characteristics. A representative market value multiple is determined and applied to our historical results and forecasts to estimate the enterprise value of our business.
The enterprise value was then allocated to our common units using the option pricing method, under which our common units are considered to be a call option with a claim on the enterprise value at an exercise price equal to the remaining value immediately after the preferred units are liquidated. We also considered prior arm’s length sales of our units as indicators of their fair value, including recent secondary transactions and repurchases of our outstanding units. Finally, we applied a non-marketability discount in consideration of the fact that unitholders could not freely trade the common units in the public markets.
Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue and expenses, future cash flows, discount rates, market multiples, and the selection of comparable companies. Changes in any or all of these estimates and assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common units.
Following the IPO, we determine the fair value of our common stock, on the grant date, using the closing price of our Class A common stock.
Defined Severance Benefits
We have severance benefits covering employees in Korea. See Part II, Item 8 “Financial Statements and Supplementary Data” — Note 14 — "Defined Severance Benefits" to the consolidated financial statements.
Actuarial valuations are used in determining amounts recognized in the financial statements for our severance benefit plans. These valuations incorporate the following significant assumptions:
•Discount rates; and
•Salary growth rates
Management believes that these assumptions are critical accounting estimates because significant changes in these assumptions could impact our results of operations and financial position. Management believes that the assumptions utilized to record its obligations under its plans are reasonable based on the plans’ experience and advice received from its outside actuaries. We review the severance benefit plan assumptions annually and modify the assumptions based on current rates and trends as appropriate. The effects of such changes in assumptions are amortized as part of plan income or expense in future periods.
At the end of each fiscal year, we determine the weighted-average discount rates and salary growth rates used to calculate the projected defined severance benefits obligation. The discount rates are an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. As of December 31, 2021, we determined the discount rates for the severance benefit plan used in determining the projected and accumulated benefit obligations to be 2.70% to 3.00%, as compared to 1.73% to 2.57% as of December 31, 2020. In estimating these rates, we review rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other defined benefit plan assumptions remain constant, a one percentage point decrease in the discount rates would result in an immaterial change in benefit plan expense during 2022. As of December 31, 2021, we determined the salary growth rates for the severance benefit plan used in determining the projected and accumulated benefit obligations to be 5.00% to 5.24%, as compared to 1.48% to 5.00% as of

December 31, 2020. In estimating these rates, we review historical and expected rates of the Company as well as industry growth rates. Assuming all other defined benefit plan assumptions remain constant, a one percentage point decrease in the salary growth rates would result in an immaterial change in benefit plan expense during 2022.
Recently Adopted Accounting Pronouncements
See Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies" to the consolidated financial statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
In addition to the risks inherent in our operations, we are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, foreign currency, and credit.
Interest Rate Risk
As of December 31, 2021, we had cash, cash equivalents, and restricted cash of $3.8 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from our short-term borrowings. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to strike a balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates. As of December 31, 2021, the Company had no balances outstanding under its lines of credit. An assumed hypothetical 10% change in prevailing interest rates would not have a material impact on our results of operations. Any future borrowings incurred under the new revolving credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence.
Foreign Currency Risk
We have accounts on our foreign subsidiaries’ ledgers, which are maintained in the respective subsidiary’s local currency and translated into USD for reporting of our consolidated financial statements. As a result, we are exposed to fluctuations in the exchange rates of various currencies against the USD and other currencies, predominantly the KRW.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of $1.6 billion and a decrease in net loss of $100 million for the year ended December 31, 2021.
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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Coupang, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coupang, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred units and stockholders’/members’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule of condensed financial information of Coupang, Inc. as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for equity-based compensation expense in 2021.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Defined Severance Benefits Obligation
As described in Notes 1 and 14 to the consolidated financial statements, the Company’s defined severance benefits obligation was $283.0 million as of December 31, 2021. Management measures the defined severance benefits obligation annually, or more frequently if there is a remeasurement event, based on the measurement date utilizing certain assumptions including discount rates, salary growth rates, and certain employee-related factors, such as turnover, retirement age and mortality. Management reviews its actuarial assumptions and makes modifications to the assumptions based on current rates and trends when appropriate.
The principal considerations for our determination that performing procedures relating to the valuation of defined severance benefits obligation is a critical audit matter are the significant judgment by management when measuring the defined severance benefits obligation; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to discount rates and salary growth rates. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for developing the measurement of the defined severance benefits obligation; evaluating the appropriateness of the actuarial model; testing the completeness and accuracy of the underlying data used in the model; and evaluating the reasonableness of management’s assumptions related to discount rates and salary growth rates. Evaluating management’s assumptions related to salary growth rates involved evaluating whether the assumptions used were reasonable considering the Company’s historical experience and expectation of future experience. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the actuarial model and the reasonableness of the discount rates assumptions.

/s/ Samil PricewaterhouseCoopers
Seoul, Korea
March 3, 2022

We have served as the Company's auditor since 2014.

COUPANG, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares/units)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$3,487,708	$1,251,455
Restricted cash	319,800	144,949
Accounts receivable, net	175,350	71,257
Inventories	1,421,501	1,161,205
Other current assets	232,447	211,848
Total current assets	5,636,806	2,840,714

Long-term restricted cash	2,839	4,898
Property and equipment, net	1,347,531	1,017,947
Operating lease right-of-use assets	1,374,629	1,011,255
Goodwill	9,739	4,247
Long-term lease deposits and other	270,290	188,271
Total assets	$8,641,834	$5,067,332
Liabilities, redeemable convertible preferred units and stockholders'/members’ equity (deficit)
Current liabilities:
Accounts payable	$3,442,720	$2,907,918
Accrued expenses	304,293	115,606
Deferred revenue	93,972	65,259
Short-term borrowings	7,811	156,678
Current portion of long-term debt	341,717	67,576
Current portion of long-term operating lease obligations	287,066	207,196
Other current liabilities	266,709	212,477
Total current liabilities	4,744,288	3,732,710

Long-term debt	283,190	353,342
Long-term operating lease obligations	1,201,277	859,477
Convertible notes	—	589,851
Defined severance benefits and other	237,122	135,203
Total liabilities	6,465,877	5,670,583

Commitments and contingencies (Note 10)
Redeemable convertible preferred units, no par value; no units authorized, issued or outstanding, and no liquidation preference as of December 31, 2021; 1,448,632,049 units authorized, 1,372,898,443 units issued, 1,329,464,982 units outstanding, and aggregate liquidation preference of $3,584,028 as of December 31, 2020	—	3,465,611
Stockholders'/members’ equity (deficit)
Common units, no par value; no units authorized, issued or outstanding as of December 31, 2021; 264,166,544 units authorized, 114,566,705 units issued, and 105,822,205 units outstanding as of December 31, 2020	—	45,122
Class A common stock, $0.0001 par value, 10,000,000,000 shares authorized and 1,579,399,667 shares issued and outstanding as of December 31, 2021; Class B common stock, $0.0001 par value, 250,000,000 shares authorized and 174,802,990 shares issued and outstanding as of December 31, 2021; no shares of Class A and Class B common stock authorized, issued and outstanding as of December 31, 2020	175	—
Additional paid-in capital	7,874,038	25,036
Accumulated other comprehensive loss	(47,739)	(31,093)
Accumulated deficit	(5,650,517)	(4,107,927)
Total stockholders'/members' equity (deficit)	2,175,957	(4,068,862)
Total liabilities, redeemable convertible preferred units and stockholders'/members' equity (deficit)	$8,641,834	$5,067,332
The accompanying notes are an integral part of these consolidated financial statements

COUPANG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net retail sales	$16,487,975	$11,045,096	$5,787,090
Net other revenue	1,918,397	922,243	486,173
Total net revenues	18,406,372	11,967,339	6,273,263

Cost of sales	15,455,244	9,981,102	5,240,041
Operating, general and administrative	4,445,090	2,502,231	1,675,145
Total operating cost and expenses	19,900,334	12,483,333	6,915,186

Operating loss	(1,493,962)	(515,994)	(641,923)

Interest income	8,645	10,991	19,135
Interest expense	(45,358)	(107,762)	(96,907)
Other (expense) income, net	(10,913)	149,900	22,569
Loss before income taxes	(1,541,588)	(462,865)	(697,126)

Income tax expense (benefit)	1,002	292	(241)

Net loss	(1,542,590)	(463,157)	(696,885)
Less: premium on repurchase of redeemable convertible preferred units	—	(92,734)	(71,415)
Net loss attributable to Class A and Class B common stockholders	$(1,542,590)	$(555,891)	$(768,300)

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted	$(1.08)	$(19.16)	$(39.48)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	1,423,887	29,012	19,463

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	40,844	(20,730)	3,299
Actuarial loss on defined severance benefits, net of tax	(57,490)	(18,005)	(9,011)
Total other comprehensive loss	(16,646)	(38,735)	(5,712)
Comprehensive loss	$(1,559,236)	$(501,892)	$(702,597)

The accompanying notes are an integral part of these consolidated financial statements

COUPANG, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders'/Members' Equity (Deficit)
	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2018	1,108,023	$2,019,716	69,893	$54,377	—	$—	$25,036	$13,354	$(2,865,093)	$(2,772,326)
Cumulative effect from change in accounting principle	—	—	—	(16,801)	—	—	—	—	16,801	—
Net loss	—	—	—	—	—	—	—	—	(696,885)	(696,885)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	3,299	—	3,299
Actuarial loss on defined severance benefits, net of tax	—	—	—	—	—	—	—	(9,011)	—	(9,011)
Issuance of common units, equity-based compensation plans	—	—	8,609	7,133	—	—	—	—	—	7,133
Issuance of preferred units, net of issuance costs	264,875	1,509,245	—	—	—	—	—	—	—	—
Forward sale contract on preferred units	—	(31,820)	—	—	—	—	—	—	—	—
Repurchase of common units	—	—	(7,800)	(14,610)	—	—	—	—	—	(14,610)
Repurchase of preferred units	(24,585)	(28,587)	—	(51,002)	—	—	—	—	(20,413)	(71,415)
Equity-based compensation	—	—	—	20,903	—	—	—	—	—	20,903
Balance as of December 31, 2019	1,348,313	$3,468,554	70,702	$—	—	$—	$25,036	$7,642	$(3,565,590)	$(3,532,912)
Net loss	—	—	—	—	—	—	—	—	(463,157)	(463,157)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(20,730)	—	(20,730)
Actuarial loss on defined severance benefits, net of tax	—	—	—	—	—	—	—	(18,005)	—	(18,005)
Issuance of common units, equity-based compensation plans	—	—	35,800	28,613	—	—	—	—	—	28,613
Repurchase of common units	—	—	(680)	(1,366)	—	—	—	—	—	(1,366)
Repurchase of preferred units	(18,848)	(2,943)	—	(13,554)	—	—	—	—	(79,180)	(92,734)
Equity-based compensation	—	—	—	31,429	—	—	—	—	—	31,429
Balance as of December 31, 2020	1,329,465	$3,465,611	105,822	$45,122	—	$—	$25,036	$(31,093)	$(4,107,927)	$(4,068,862)

The accompanying notes are an integral part of these consolidated financial statements

	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders'/Members' Equity (Deficit)
	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2020	1,329,465	$3,465,611	105,822	$45,122	—	$—	$25,036	$(31,093)	$(4,107,927)	$(4,068,862)
Net loss	—	—	—	—	—	—	—	—	(1,542,590)	(1,542,590)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	40,844	—	40,844
Actuarial loss on defined severance benefits, net of tax	—	—	—	—	—	—	—	(57,490)	—	(57,490)
Issuance of common units, equity-based compensation plans	—	—	22,901	38,968	—	—	—	—	—	38,968
Equity-based compensation	—	—	—	2,974	—	—	—	—	—	2,974
Impact of Corporate Conversion and IPO
Conversion of common units into Class A and Class B common stock	—	—	(128,723)	(87,064)	128,648	13	87,051	—	—	—
Conversion of redeemable convertible preferred units into Class A and Class B common stock	(1,329,465)	(3,465,611)	—	—	1,329,465	133	3,465,478	—	—	3,465,611
Issuance of Class A common stock, net of underwriting discounts and offering costs	—	—	—	—	100,000	10	3,416,809	—	—	3,416,819
Conversion of convertible notes into Class A common stock	—	—	—	—	171,750	17	609,982	—	—	609,999
Issuance of common stock upon exercise of stock options subsequent to Corporate Conversion and IPO	—	—	—	—	11,861	1	23,312	—	—	23,313
Issuance of common stock upon settlement of RSUs subsequent to Corporate Conversion and IPO	—	—	—	—	12,479	1	(1)	—	—	—
Equity-based compensation subsequent to Corporate Conversion and IPO	—	—	—	—	—	—	246,371	—	—	246,371
Balance as of December 31, 2021	—	$—	—	$—	1,754,203	$175	$7,874,038	$(47,739)	$(5,650,517)	$2,175,957
The accompanying notes are an integral part of these consolidated financial statements

COUPANG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net loss	$(1,542,590)	$(463,157)	$(696,885)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	201,480	127,519	70,908
Provision for severance benefits	128,214	71,328	43,159
Equity-based compensation	249,345	31,331	20,823
Paid-in-kind interest and accretion of discount on convertible notes	20,148	91,035	75,946
Revaluation of derivative instrument	—	(149,830)	36,782
Inventory and fixed asset losses due to fulfillment center fire	284,825	—	—
Non-cash operating lease expense	258,965	154,739	84,559
Non-cash others	57,978	55,176	(4,437)
Change in operating assets and liabilities:
Accounts receivable, net	(120,206)	(4,312)	(39,976)
Inventories	(527,959)	(504,294)	(279,015)
Other assets	(178,383)	(172,576)	(40,361)
Accounts payable	728,488	1,065,850	416,507
Accrued expenses	206,597	50,835	18,202
Deferred revenue	14,024	31,887	7,753
Other liabilities	(191,504)	(83,977)	(25,808)
Net cash (used in) provided by operating activities	(410,578)	301,554	(311,843)

Investing activities:
Purchases of property and equipment	(673,663)	(484,630)	(217,823)
Proceeds from sale of property and equipment	1,864	507	3,543
Other investing activities	(3,726)	(36,531)	(3,944)
Net cash used in investing activities	(675,525)	(520,654)	(218,224)

Financing activities:
Repurchase of common units and preferred units	—	(97,043)	(114,610)
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts	3,431,277	—	—
Deferred offering costs paid	(11,618)	—	—
Proceeds from issuance of common stock/units, equity-based compensation plan	62,281	28,613	1,516,378
Proceeds from short-term borrowings	24,722	144,740	103,628
Proceeds from long-term debt, net of issuance costs	408,932	142,170	28,771
Repayment of short-term borrowings	(166,023)	(2,983)	(346,349)
Repayment of long-term debt	(169,575)	(35,141)	(1,882)
Other financing activities	(3,146)	(1,854)	(1,832)
Net cash provided by financing activities	3,576,850	178,502	1,184,104
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(81,702)	70,365	(22,412)
Net increase in cash and cash equivalents, and restricted cash	2,409,045	29,767	631,625
Cash and cash equivalents, and restricted cash, as of beginning of period	1,401,302	1,371,535	739,910
Cash and cash equivalents, and restricted cash, as of end of period	$3,810,347	$1,401,302	$1,371,535
Supplemental disclosure of cash-flow information:
Cash paid for income taxes, net of refunds	$2,588	$857	$2,540
Cash paid for interest	$21,465	$23,658	$19,064
Non-cash investing and financing activities:
Increase in property and equipment-related accounts payable	$45,205	$48,236	$28,785
Conversion of common units into Class A and Class B common stock	$87,064	$—	$—
Conversion of redeemable convertible preferred units into Class A and Class B common stock	$3,465,611	$—	$—
Conversion of convertible notes into Class A common stock	$609,999	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

COUPANG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Description of Business and Summary of Significant Accounting Policies
Description of Business
Coupang, Inc. (“Coupang” or the “Parent”), together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), is a Delaware corporation, which owns and operates an e-commerce business that primarily serves the Korean retail market. Through the Company’s mobile applications and Internet websites, the Company offers products and services that span a wide range of categories, including home goods and décor, apparel and beauty products, fresh food and grocery, sporting goods, electronics, restaurant order and delivery, travel, content streaming, and everyday consumables, which are offered through a fully integrated technology, fulfillment and logistics infrastructure. The Company’s main operations, including procurement, marketing, technology, administrative functions, and fulfillment and logistics infrastructure, are predominantly located in South Korea, with operations and support services performed in China, Singapore, Japan, Taiwan, and the United States.
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
As a result of the Corporate Conversion and IPO, the Company’s redeemable convertible preferred units (“preferred units”) and common units (which included common units designated as profits interests (“PIUs”)), in each case, automatically converted into an equal number of shares of Class A or Class B common stock, except with respect to a conversion adjustment to certain PIUs, which reduced the outstanding common units designated as PIUs that were converted into shares of Class A common stock. Also, the Company’s convertible notes were automatically converted into shares of Class A common stock. For additional information related to the Company’s Corporate Conversion and IPO, see Note 11 — "Redeemable Convertible Preferred Units and Stockholders'/Members' Equity (Deficit)" and Note 9 — "Convertible Notes and Derivative Instrument."
Fulfillment Center Fire
On June 17, 2021, a fire extensively damaged the Company’s Deokpyeong fulfillment center (“FC Fire”) resulting in a loss of the inventory, building, equipment, and other assets at the site. Inventory and property and equipment losses from the FC Fire of $158 million and $127 million were recognized in “Cost of sales” and “Operating, general and administrative”, respectively, during the second quarter of 2021. The Company is insured on property losses from the FC Fire, however, whether and to what extent the Company may recover insurance proceeds on these losses is currently unknown, and as such, no insurance recoveries have been recognized. During the second quarter of 2021, the Company also incurred or accrued other costs directly related to the FC Fire of $11 million. The FC Fire resulted in an increase to our net loss of $296 million for the year ended December 31, 2021.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates, which include, but are not limited to, equity-based compensation, inventory valuation, income taxes, defined severance benefits, and revenue recognition. Actual results could differ materially from those estimates. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Given the global economic climate and additional or unforeseen direct and indirect effects from the COVID-19 pandemic, these estimates become more challenging, and actual results could differ materially from these estimates.
Segment Information
The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
On March 2, 2022, the Company announced that it will revise its reportable segments to reflect the way the Company now manages its business and to promote improved visibility to our business performance. The change will lead to the following two reportable segments:
•Product Commerce, including the Company’s core retail and marketplace offering and Rocket Fresh, as well as advertising products associated with these offerings; and
•Growth Initiatives, including the Company’s nascent offerings and services, including Coupang Eats, Coupang Play, international and fintech initiatives.
We will report our financial results consistent with this new segment reporting structure beginning with the quarter ending March 31, 2022.
Foreign Currency Translation
The functional currency of the Parent and reporting currency for the Company is the United States dollar (“U.S. dollar”). The Korean Won is the local and functional currency for the Company’s Korean subsidiary, Coupang Corp., which is the primary operating subsidiary of the Company. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into U.S. dollars using average rates that approximate those in effect during the period. Translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of stockholders’/members’ equity (deficit) and in the “Effect of exchange rate changes on cash and cash equivalents, and restricted cash” in the consolidated statements of cash flows.
Transaction gains and losses are included in “Other (expense) income, net” in the consolidated statements of operations and comprehensive loss.
Cash and Cash Equivalents
Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less from the date of purchase and are mainly comprised of bank deposits.
Restricted Cash
Restricted cash primarily consists of certain cash pledged as collateral for loan facility agreements, cash on deposit designated for interest and principal debt repayments, as well as cash on deposit pledged as collateral for potential refunds on transactions with customers or future payments to suppliers. Restricted cash with remaining restrictions of one year or less are classified as current on the consolidated balance sheets.
Accounts Receivable, Net
Accounts receivable, net are stated at their carrying value, net of allowance for credit losses based on lifetime expected losses. Accounts receivable balances are primarily trade receivables due from payment gateway providers, customers, vendors and sellers, net of estimated allowances for credit losses. Amounts included in accounts receivable, or collected from payment gateway providers, to be remitted to merchants are included in accounts payable. Receivables from vendors and sellers primarily relate to advertising activities. The Company estimates the allowance for credit losses based upon historical experience, the age and delinquency rates of receivables and credit quality, as well as economic and regulatory conditions combined with reasonable and supportable management forecasts of collectability and other economic factors over the lifetime of the receivables. The Company writes off accounts against the allowance for credit losses when they are deemed to be uncollectible. As of December 31, 2021 and 2020, customer receivables, net, were $90 million and $12 million, respectively. The allowance amounts were immaterial for all periods presented.

Inventories
The Company’s inventories, which consist of products available for sale, are accounted for using the weighted average cost method, and are stated at the lower of cost or net realizable value. This valuation requires management judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product suppliers, or liquidations, and expected recoverable values of separate inventory categories.
Property and Equipment, Net
Property and equipment, net are stated at historical cost, less accumulated depreciation and amortization. Property and equipment primarily includes buildings and structures, land, leasehold improvements, furniture, internal-use software, vehicles, information technology equipment, heavy equipment, and other fulfillment equipment. Finance leases, which are immaterial, are also included in property and equipment. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the following asset categories:

Asset Category	Useful life
Buildings	40 years
Equipment and furniture	2 - 8 years
Vehicles	4 - 6 years
Software	4 years
Leasehold improvements	Lesser of useful life or remaining lease term
Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations and comprehensive loss. Maintenance and repairs are charged to operating expenses as incurred.
Software Development Costs
Software costs are attributable to the development, maintenance and enhancement of the infrastructure, applications, and other systems that relate to the Company’s ordinary course of business. The Company does not have software related to products to be sold, leased, or marketed to external users. The Company expenses all costs incurred in connection with the preliminary phases of development and costs associated with the maintenance of existing websites, applications, and other internal-use software. Costs incurred in the development phase are capitalized and amortized on a straight-line basis over the estimated product life. Software costs capitalized were not significant for the periods presented.
In addition, the Company enters into arrangements to access software, hosted by third parties, through the cloud. The Company applies the requirements for capitalizing costs to develop or obtain internal-use software for capitalizing implementation costs incurred in cloud computing arrangements.
Leases
The Company determines if an arrangement is or contains a lease at contract inception. Leases with contractual terms greater than twelve months are classified as either operating or finance. Leases with an initial contractual term of twelve months or less are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term. When the Company has the option to extend the term or terminate the lease before the contractual expiration date, and it is reasonably certain that it will exercise the option, the Company considers these options in determining the lease term.
For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the right-of-use (“ROU”) asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. The Company’s leases may include variable payments based on measures that include, but are not limited to, changes in price indices or market rates, which are expensed as incurred. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of its leases do not provide a readily determinable implicit rate. Therefore, the Company estimates its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company’s incremental borrowing rate is based on a credit-adjusted risk-free rate at commencement date, which best approximates a secured rate over a similar term of lease.
Lease obligations are recognized at the present value of the fixed lease payments, reduced by landlord incentives using a discount rate based on the Company’s incremental borrowing rate. Lease ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases or lease prepayments.
Operating lease ROU assets are presented as “Operating lease right-of-use assets” on the consolidated balance sheets. The current portion of operating lease liabilities is presented as “Current portion of long-term operating lease obligations” and the long-term portion is presented separately as “Long-term operating lease obligations” on the consolidated balance sheets. Finance lease ROU assets are included in “Property and equipment, net” on the consolidated balance sheets. The current portion of finance lease liabilities is included in “Other current liabilities” and the long-term portion is included in “Defined severance benefits and other” on the consolidated balance sheets.
Goodwill
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually, or when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year.
In testing goodwill for impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management determines, after performing an assessment based on the qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, then a quantitative goodwill impairment test is performed. The quantitative goodwill testing involves comparing the reporting unit’s fair value to the carrying value. If the carrying value amount of the reporting unit exceeds the fair value an impairment is recorded equal to the amount of the excess not to exceed the amount of reporting unit goodwill. No goodwill impairment was recorded for the years ended December 31, 2021, 2020 and 2019, and the Company has not recognized any prior goodwill impairment charges. Changes in the goodwill balance relate to immaterial acquisitions that occurred during the fourth quarter of 2021 of $6 million and foreign currency translation adjustments.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. Impairment losses are recorded if the asset’s carrying value is not recoverable through its undiscounted future cash flows. Impairment losses are measured based upon the difference between the carrying amount and estimated fair value of the related asset or asset group. No impairment losses were recorded for the years ended December 31, 2021, 2020 and 2019.
Fair Value of Financial Instruments
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
The Company’s primary financial instruments include cash equivalents, restricted cash, accounts receivable, accounts payable, short-term borrowings, long-term debt, and its derivative instrument. The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, short-term borrowings, and accrued expenses approximate fair value due to their short maturities. Refer to Note 7 — "Fair Value Measurement" for further information.

Defined Severance Benefits
The Company accrues severance benefits for employees of its Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees with one or more years of service are entitled to severance payments upon the termination of their employment based on their length of service and pay rate.
The Company recognizes the defined severance benefits obligation in the consolidated balance sheets with a corresponding adjustment to operating expenses and “Accumulated other comprehensive loss”. The obligations are measured annually, or more frequently if there is a remeasurement event, based on the Company’s measurement date utilizing various actuarial assumptions and methodologies. The Company uses certain assumptions including, but not limited to, the selection of the: (i) discount rates; (ii) salary growth rates; and (iii) certain employee-related factors, such as turnover, retirement age and mortality. The Company reviews its actuarial assumptions and makes modifications to the assumptions based on current rates and trends when appropriate.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.
The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that all or some portion of the recorded deferred tax assets will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the Company’s income tax expense and increases to the valuation allowance result in additional expense for income taxes.
The Company recognizes and measures uncertain tax positions taken or expected to be taken in a tax return utilizing a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that has a likelihood of greater than 50 percent of being realized upon ultimate settlement.
Revenue Recognition
The Company recognizes revenue on the amount of expected consideration it will receive, which incorporates reductions for estimated returns, promotional discounts, and earned loyalty rewards. Revenue excludes amounts collected on behalf of third parties, such as value added taxes. Historical experience is used to estimate returns at the time of sale at a portfolio level using the expected value method. The Company includes these amounts in its transaction price to the extent it is probable that a significant reversal of revenue will not occur and updates as additional information becomes available. For revenue contracts with multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. The Company primarily determines stand-alone selling prices based on the prices charged to customers.
Net Retail Sales
Retail sales are earned from the Company’s online product sales to consumers. Retail revenue is recognized when control of the goods is transferred to the customer, which occurs upon delivery to the customer.
Net Other Revenue
Net other revenue includes commissions earned from merchants that sell their products through the Company’s online business. The Company is not the seller of record in these transactions, nor does it take possession or control of the related inventory. Although the Company processes and collects the entire amount of these transactions, it records revenue on the net commission because it is acting as an agent. The revenue is recognized when the order is completed and transmitted to the third-party merchant.
Net other revenue also includes consideration from our online restaurant ordering and delivery services, performed by the Company, as well as advertising services provided on the Company’s website and mobile applications. Revenues from online restaurant ordering and delivery are recognized when the Company delivers the order. Advertising revenue is recognized as ads are delivered over a period of time or based on number of clicks and impressions.

The Company offers a subscription service to its Rocket WOW membership program, which provides customers with access to benefits such as access to Rocket Fresh, no minimum spend for Rocket Delivery, free shipping on returns and access to content streaming. Subscription benefits represent a single, stand-ready obligation and revenue from subscription fees are recognized over the subscription period.
Deferred Revenue
Deferred revenue primarily relates to retail sales and is recorded when payments are received in advance of delivery to customers. Deferred revenue is generally recognized as revenue in the following month when delivery is made to customers.
Discount Coupons and Loyalty Rewards
For discount coupons or loyalty rewards offered as part of revenue transactions, the Company defers a portion of the revenue based on the estimated standalone selling price of the discount coupons or loyalty rewards earned and recognizes the revenue as they are redeemed in future transactions or when they expire. Discount coupons and loyalty rewards expire after six months and are generally redeemed within six months from issuance and therefore, breakage is not significant. The Company also issues discount coupons or loyalty rewards that are not earned in conjunction with the purchase of a product as part of its marketing activities. This is not a performance obligation and is recognized as a reduction of the transaction price when rendered by the customer.
Cost of Sales
Cost of sales are primarily comprised of the purchase price of products sold to customers where the Company records revenue gross, and includes logistics center costs. Inbound shipping and handling costs to receive products from suppliers are included in inventory and recognized in cost of sales as products are sold. Additionally, cost of sales includes outbound shipping and logistics related expenses, and delivery service costs from our restaurant delivery business, primarily where the Company is the delivery service provider, as well as depreciation and amortization.
Operating, General and Administrative Expenses
Operating, general and administrative expenses include all operating costs of the Company, excluding cost of sales, as described above. More specifically, these expenses include costs incurred in operating and staffing the Company’s fulfillment centers (including costs attributable to receiving, inspecting, picking, packaging, and preparing customer orders), customer service related costs, payment processing fees, costs related to the design, execution and maintenance of the Company’s technology infrastructure and online offerings, advertising costs, general corporate function costs, and depreciation and amortization. Advertising expenses, which are expensed as incurred, were $433 million, $128 million, and $252 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Payments from Suppliers
The Company receives consideration from suppliers for various programs, including rebates, incentives, and discounts, as well as advertising services provided on its website and mobile applications. The Company generally records these amounts received from suppliers to be a reduction of the prices the Company pays for their goods, and a subsequent reduction in cost of sales as the inventory is sold.
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

Restricted Stock Units
The Company had previously granted restricted equity units (“REUs”) under its 2011 Equity Incentive Plan (“2011 Plan”), which vest upon the satisfaction of both a service-based condition and a performance-based condition. The performance condition of the REUs was to be satisfied upon the earlier of six months following the effective date of an initial public offering or a change in control, as defined in the Company’s Third Amended and Restated 2011 Equity Incentive Plan. As of December 31, 2020, the Company had not recognized equity-based compensation expense for its REUs as the satisfaction of the performance condition was not probable. Upon satisfaction of the performance condition at the time of the IPO, the Company immediately recorded cumulative equity-based compensation expense for the awards based on the service-based conditions. The fair value of the REUs were estimated based on the fair market value of the Company’s common units on the date of grant. In connection with the Company’s Corporate Conversion, the outstanding awards were converted into restricted stock units (“RSUs”). Following the IPO and Corporate Conversion, the Company has granted RSUs that vest upon the satisfaction of a service-based condition as defined in the Company’s 2021 Equity Incentive Plan (“2021 Plan”). The grant-date fair value of each RSU, net of estimated forfeitures, is recognized as expense over the requisite service period.
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
Profits Interests
Prior to the IPO, the Company granted common units designated as PIUs that vested upon the satisfaction of a service-based condition and with respect to certain awards, which vesting accelerated upon the occurrence of the IPO. The fair value of the PIUs was primarily estimated based on the fair market value of the Company’s common units on the date of grant. The grant-date fair value of the PIUs, net of estimated forfeitures, were recognized as expense over the requisite service period.
Fair value of common units
Prior to the IPO, the fair value of the Company’s common units were estimated as there was not an active market for these units. Factors taken into consideration in assessing the fair value of the Company’s common units included: the sale of the Company’s shares to investors in private offerings, the preferences held by redeemable convertible preferred unit classes in favor of common units, the Company’s historical operating performance, the lack of liquidity of common units, market and economic trends, and valuations from an independent third-party valuation firm, amongst other factors. Subsequent to the IPO, the Company determines the fair value of its Class A common stock using the market closing price on the grant date.
Concentration of Credit Risk
Cash and cash equivalents, restricted cash and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents, and restricted cash are placed with several financial institutions that management believes are of high credit quality, of which 77% and 89% were held at four and five financial institutions as of December 31, 2021 and 2020, respectively. The Company’s gross accounts receivable include amounts concentrated with one and three payment processing companies representing 14% and 56% of gross accounts receivable at December 31, 2021 and 2020, respectively.
Derivative Instrument
The Company previously had convertible notes which contained certain embedded features that met the requirements for separate accounting, which were accounted for as a single, compound derivative instrument (the “derivative instrument”). The derivative instrument was recorded at fair value at inception and remeasured to fair value at each consolidated balance sheet date, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss within “Other (expense) income, net.”

Net Loss Attributable to Common Stockholders
In periods when we have net income, we compute basic and diluted net loss per share in conformity with the two-class method required for participating securities. As the liquidation and dividend rights are identical, the undistributed earnings or loss are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted net loss per share attributable to common stockholders are therefore the same for Class A and Class B common stock on both an individual and a combined basis. Basic net loss per share is computed using the weighted-average number of shares of Class A and Class B common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of Class A and Class B common stock and potentially dilutive Class A and Class B potential common shares outstanding during the period. The Company's basic and diluted net loss per share are the same because the Company has generated net loss to common stockholders. During the years ended December 31, 2020 and 2019, the Company repurchased certain preferred units at a premium over the carrying values, which increased net loss attributable to common stockholders.
Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss attributable to common stockholders per share is the same as basic loss attributable to common stockholders per share since dilutive common stocks are not assumed to have been issued if their effect is anti-dilutive.
As discussed above, immediately prior to the IPO, the Company completed the Corporate Conversion. The Corporate Conversion resulted in a change of equity interests from common units to shares of common stock, but no change in relative shareholder rights, rank, or value before and after this reorganization transaction. As such, the Corporate Conversion of common units was considered equivalent to a stock split and requires retrospective treatment for net loss per share purposes. All share and per share information has been retroactively adjusted to reflect the Corporate Conversion for all periods presented. PIUs outstanding prior to the Corporate Conversion were considered compensatory arrangements that were settled with shares of Class A or Class B common stock at the time of the Corporate Conversion and have been included as outstanding shares subsequent to that date. Similarly, any preferred units that were converted in accordance with their terms into shares of Class A or Class B common stock at the time of the Corporate Conversion have also been included as outstanding shares subsequent to that date.
Reclassification
Certain prior period amounts have been reclassified to conform to current year presentation. The Company previously separately presented finance lease right-of-use assets which are now presented within “property and equipment, net.” Finance lease obligations are now presented within “other current liabilities” and “defined severance benefits and other.” The reclassification had no impact on previously reported net loss or accumulated deficit.
Recent Accounting Pronouncements Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions for performing intraperiod allocation, recognizes deferred taxes for investments, and calculates income taxes in interim periods. The standard reduces complexity in certain areas, including franchise taxes that are partially based on income and accounting for tax law changes in interim periods. The ASU is effective for public companies for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted this ASU effective January 1, 2021. The adoption of the ASU did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Yet To Be Adopted
In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40).” The standard reduces the number of models used to account for convertible instruments, amends diluted earnings per share (“EPS”) calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under the amendment, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. The ASU is effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. The Company does not expect a material impact from the adoption of the ASU on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” In January 2021, the FASB clarified the scope of this guidance with the issuance of ASU 2021-01, “Reference Rate Reform: Scope.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. ASU 2020-04 may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We expect to elect the optional expedients for eligible contract modifications, if any, as they occur through December 31, 2022. The application of these expedients is not expected to have a material impact on our consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). The ASU is expected to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The ASU is effective for public companies for fiscal years beginning after December 15, 2022. The Company is evaluating the effect of adopting the ASU on our consolidated financial statements.
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
Comparative financial statements for prior periods have been adjusted to apply the straight-line attribution method retrospectively. The following table presents the comparative effect of the change in accounting method and its impact on the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended December 31, 2020		Year Ended December 31, 2019
(in thousands, except for per share amounts)	As Reported	As Adjusted	As Reported	As Adjusted
Total net revenues	$11,967,339	$11,967,339	$6,273,263	$6,273,263
Cost of sales	9,981,159	9,981,102	5,240,159	5,240,041
Operating, general and administrative	2,513,912	2,502,231	1,676,941	1,675,145
Total operating cost and expenses	12,495,071	12,483,333	6,917,100	6,915,186
Operating loss	(527,732)	(515,994)	(643,837)	(641,923)
Loss before income taxes	(474,603)	(462,865)	(699,040)	(697,126)
Income tax expense (benefit)	292	292	(241)	(241)
Net loss	(474,895)	(463,157)	(698,799)	(696,885)
Net loss attributable to Class A and Class B common stockholders	$(567,629)	$(555,891)	$(770,214)	$(768,300)

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted(1)	$(19.57)	$(19.16)	$(39.57)	$(39.48)
Weighted-average number of Class A and Class B common shares outstanding used in computing per share amounts, basic and diluted(1)	29,012	29,012	19,463	19,463

Comprehensive loss	$(513,630)	$(501,892)	$(704,511)	$(702,597)
____________
(1)As reported net loss per share reflects the retrospective adjustments from the Corporate Conversion described in Note 15 — "Net Loss per Share."

The following table presents the comparative effect of the change in accounting method and its impact on the Company’s consolidated balance sheets:

	December 31, 2020
(in thousands)	As Reported	As Adjusted
Stockholders'/members’ equity (deficit)
Common units	$54,950	$45,122
Additional paid-in capital	25,036	25,036
Accumulated other comprehensive loss	(31,093)	(31,093)
Accumulated deficit	(4,117,755)	(4,107,927)
Total stockholders'/members' equity (deficit)	$(4,068,862)	$(4,068,862)
There was no net impact to the amounts reported for net cash used in/provided by operating, investing or financing activities in the consolidated statements of cash flows for prior periods as a result of the change in accounting method. However, for the years ended December 31, 2020 and 2019, net loss and equity-based compensation expense in cash flows from operating activities each decreased $12 million and $2 million, respectively, to reflect the change in accounting method. The cumulative effect of the change in accounting method had no net impact on stockholders’/members’ equity (deficit) as of January 1, 2019, the beginning of the earliest year presented in the consolidated financial statements.
3.    Net Revenues
Details of total net revenues were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net retail sales	$16,487,975	$11,045,096	$5,787,090
Third-party merchant services	1,695,422	789,557	440,845
Other revenue	222,975	132,686	45,328
Total net revenues	$18,406,372	$11,967,339	$6,273,263

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
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in deferred revenue on the consolidated balance sheets. The Company recognized revenue of $60 million, $29 million and $23 million for the years ended December 31, 2021 and 2020, and 2019 respectively, related to payments in advance of delivery as of the beginning of the respective years. Revenue recognized for the years ended December 31, 2021, 2020 and 2019 from our customer loyalty program as of the beginning of the respective years was not material.

4.    Property and Equipment, net
The following summarizes the Company’s property and equipment, net:

(in thousands)	December 31, 2021	December 31, 2020
Land	$140,786	$142,403
Buildings	320,059	181,529
Equipment and furniture	551,304	473,775
Leasehold improvements	340,468	172,864
Vehicles	168,585	165,073
Software	34,582	48,136
Construction in progress	200,735	169,789
Property and equipment, gross	1,756,519	1,353,569
Less: Accumulated depreciation and amortization	(408,988)	(335,622)
Property and equipment, net	$1,347,531	$1,017,947

For the years ended December 31, 2021, 2020 and 2019, depreciation and amortization expense on property and equipment was $200 million, $128 million, and $71 million, respectively.
Property and equipment under construction, which primarily consists of fulfillment centers, is recorded as construction in progress until it is ready for its intended use; thereafter, it is transferred to the related class of property and equipment and depreciated over its estimated useful life.
5.    Leases
The Company is obligated under operating leases primarily for vehicles, equipment, warehouses, and facilities that expire over the next ten years. These leases generally contain renewal options. Because the Company is not reasonably certain to exercise these renewal options, or the renewal options are not solely within the Company’s discretion, the options are not considered in determining the lease term, and the associated potential option payments are excluded from expected minimum lease payments. The Company’s leases generally do not include termination options for either party or restrictive financial or other covenants.
The Company’s finance leases as of December 31, 2021 and 2020 were not material and are included in property and equipment, net, on the Company's consolidated balance sheets.
The components of operating lease cost were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$340,565	$196,936	$103,413
Variable and short-term lease cost	38,089	24,157	28,280
Total operating lease cost	$378,654	$221,093	$131,693

Supplemental disclosure of cash flow information related to operating leases were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash paid for the amount used to measure the operating lease liabilities	$288,099	$156,675	$84,305
Operating lease assets obtained in exchange for lease obligations	$599,170	$613,517	$407,503
Net increase (decrease) to operating lease ROU assets resulting from remeasurements of lease obligations	$109,430	$(7,793)	$(7,455)

Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments, and new leases.
The assumptions used to value operating leases for the periods presented were as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term	5.8 years	6.2 years
Weighted-average discount rate	6.17%	5.88%
As of December 31, 2021, the Company had entered into operating leases that have not commenced with future minimum lease payments of $315 million, that have not been recognized on the Company's consolidated balance sheets. These leases have non-cancellable lease terms of 2 to 10 years.
6.    Other (Expense) Income, net
Other (expense) income, net consists of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revaluation of derivative instrument gain (loss)	$—	$149,830	$(36,782)
Foreign currency (loss) gain	(2,933)	2,442	23,283
Gain on forward sale contract	—	—	35,670
Other non-operating (expense) income	(7,980)	(2,372)	398
Total other (expense) income, net	$(10,913)	$149,900	$22,569
7.    Fair Value Measurement
The following tables summarize the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents
Money market trust	$421,943	$—	$—	$421,943
Money market fund	35,297	—	—	35,297
Restricted cash
Time deposit	250,839	—	—	250,839
Money market trust	68,961	—	—	68,961
Long-term restricted cash
Time deposit	2,839	—	—	2,839
Total financial assets	$779,879	$—	$—	$779,879

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents
Money market trust	$629,393	$—	$—	$629,393
Money market fund	35,641	—	—	35,641
Restricted cash
Time deposit	144,949	—	—	144,949
Other current assets
Time deposit	18,382	—	—	18,382
Long-term restricted cash
Time deposit	4,898	—	—	4,898
Total financial assets	$833,263	$—	$—	$833,263

Financial liabilities:
Derivative instrument	$—	$—	$—	$—
Total financial liabilities	$—	$—	$—	$—

The following table summarizes information about the significant unobservable inputs used in the fair value measurement of the Company’s derivative instrument:

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Input Amount
Derivative instrument	$—	Valuation of convertible notes with and without the derivative instrument. Incorporates a discounted cash flow model and option pricing model.	Discount rate	14%
			Equity value: Long-term revenue growth rate	3.5%
			Equity value: Revenue market multiple	1.3x - 1.5x
8.    Short-Term Borrowings and Long-Term Debt
Details of carrying amounts of short-term borrowings were as follows:

(in thousands)		Borrowing Limit	December 31, 2021	December 31, 2020
Maturity Date	Interest rate (%)
January 2022	CD interest rate (91 days) + 3.25	$126,529	$—	$137,868
June 2022	3.20	7,887	7,887	19,117
Total principal short-term borrowings		$134,416	$7,887	$156,985
Less: unamortized discounts			(76)	(307)
Total short-term borrowings			$7,811	$156,678

The Company’s short-term borrowings generally include lines of credit with financial institutions to be drawn upon for general operating purposes.

In December 2019, the Company entered into a one-year revolving facility agreement, secured by the Company’s inventories. As of December 31, 2021, this revolving facility was secured by $1.3 billion of the Company’s inventories. Prior to the expiration of the original term of the revolving facility in January 2021, the Company exercised an option that allowed it to extend the maturity of the borrowing facility for an additional 364 days from the expiration date. The revolving facility bears interest at the average of final quotation yield rates for 91-day KRW-denominated bank certificate of deposit (“CD interest rate”) plus 3.25%, and has a commitment fee of 0.75% on the undrawn portion. In January 2022, the agreement was amended to bring the borrowing limit to $1 million and bears interest at the average of 91-day CD interest rate plus 1.80%.
Details of carrying amounts of long-term debt were as follows:

(in thousands)					December 31, 2021	December 31, 2020
Maturity Date	Interest rate (%)			Borrowing Limit
February 2024(1)	(5)			$1,000,000	$—	$—
January 2022 – October 2023(2)	2.65	–	5.10	30,460	20,952	50,713
November 2021(3)	5.20			—	—	19,199
March 2022 – November 2026(4)	2.87	–	8.50	867,818	605,229	354,963
Total principal long-term debt				$1,898,278	$626,181	$424,875
Less: current portion of long-term debt					(341,717)	(67,576)
Less: unamortized discounts					(1,274)	(3,957)
Total long-term debt					$283,190	$353,342
_____________
(1)Relates to the Company’s new revolving credit facility as described below.
(2)The Company entered into various loan agreements with fixed interest rates for general operating purposes.
(3)In November 2019, the Company entered into a fixed-rate term loan facility agreement, secured by certain of the Company’s accounts receivable. As of December 31, 2021, there was no outstanding balance on the fixed-rate term loan facility and the agreement was terminated.
(4)Relates to the Company’s term loan facility agreements as described below.
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
New Revolving Credit Facility
In February 2021, the Company entered into a new three-year senior unsecured credit facility (the “new revolving credit facility”) providing for revolving loans in an aggregate principal amount of up to $475 million (which automatically increased to an aggregate principal amount of $950 million based on the Company receiving at least $2.0 billion in net proceeds from its IPO). The new revolving credit facility provides the Company the right to request incremental commitments up to $1.25 billion, subject to customary conditions. In March 2021, the aggregate principal amount of the Company’s new revolving credit facility increased to an aggregate principal amount of $1.0 billion as a result of its IPO. As of December 31, 2021, there was no balance outstanding on the new revolving credit facility.
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

Term Loan Facility Agreements
In March 2017, the Company entered into a term loan facility agreement. The Company was required to pledge certain land, building, inventories, and short-term financial instruments as collateral. However, as a result of the FC Fire, the building and inventories were extensively damaged, and on August 4, 2021, the term loan facility agreement was amended to replace the original collateral with $194 million in cash secured as collateral, to repay $70 million of the outstanding principal balance and bring the borrowing limit to $186 million which is due in April 2022. The amendment, which took place within the cure period, subsequently resulted in the Company being in compliance with its term loan facility agreement. Principal is to be paid at maturity and interest is paid on a quarterly basis.
In August 2020, the Company entered into a 19-month term loan facility agreement to borrow up to $152 million to finance the construction of a fulfillment center. The Company pledged up to $182 million of certain existing land and buildings. The loan bears interest at a fixed rate of 3.67%.
In August 2021, the Company entered into a new $169 million three-year term loan agreement. The Company pledged $202 million of certain land and buildings as collateral. The loan bears interest at a fixed rate of 3.155%. Principal is to be paid at maturity and interest is paid on a monthly basis.
In October 2021, the Company entered into a new two-year loan agreement to borrow up to $139 million to finance the construction of a fulfillment center. The Company pledged up to $167 million of certain existing land and a building to be constructed as collateral. The loan bears interest at a fixed rate of 3.45%.
In November 2021, the Company entered into a new five-year term loan facility agreement to borrow up to $47 million to finance the construction of a fulfillment center and a new three-year term loan facility agreement to borrow up to $23 million for general operating purposes. The Company pledged up to $85 million of certain existing land and buildings. The loans bear interest at a fixed rate of 3.78% and 3.68%, respectively.
In December 2021, the Company entered into a new two-year loan agreement to borrow up to $152 million to finance the construction of a fulfillment center. The Company pledged up to $182 million of certain existing land and a building to be constructed as collateral. The loan bears interest at a fixed rate of 3.87%.
The Company was in compliance with the covenants for each of its borrowings and debt agreements as of December 31, 2021 and 2020.
The Company’s long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on the Company’s current interest rate for similar types of borrowing arrangements. The carrying amount of the long-term debt approximates its fair value as of December 31, 2021 and 2020, due primarily to the interest rates approximating market interest rates.
Future principal payments for long-term debt as of December 31, 2021 were as follows:

(in thousands)	Long-term debt
2022	$342,202
2023	44,586
2024	191,902
2025	—
2026	47,491
Thereafter	—
Total	$626,181

9.    Convertible Notes and Derivative Instrument
Details of the carrying amount of convertible notes were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Principal	$—	$501,500
Add: Accrued and unpaid interest	—	119,378
Less: Unamortized discount	—	(31,027)
Total	$—	$589,851
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
The convertible notes had an annual effective interest rate of 16.99%. The Company recorded interest expense from its convertible notes for the years ended December 31, 2021, 2020, and 2019 of $20 million, $91 million, and $76 million respectively, consisting of $15 million, $59 million, and $38 million of contractual interest expense and $5 million, $32 million, and $38 million of debt discount amortization, respectively.
The convertible notes contained embedded derivatives that allowed or required the holders of the convertible notes to convert them into a variable number of the Company’s equity securities for a value equal to a significant premium over the then principal and accrued interest balance. These embedded derivatives were bifurcated and accounted for separately as a single, compound derivative instrument. The convertible notes did not convert to common shares based on this embedded feature, rather they converted based on a price calculated by dividing $6.3 billion with the number of common equity securities, on an as-converted and as-exercised basis, outstanding on the closing of the IPO. Following the convertible notes conversion to shares of Class A common stock, the embedded derivatives no longer exist. There was no change in fair value of the derivative instrument during the year ended December 31, 2021. The change in fair value of the derivative instrument resulted in a gain of $150 million and a loss of $(37) million for the years ended December 31, 2020 and 2019, respectively, which was recognized in the consolidated statements of operations and comprehensive loss within “Other (expense) income, net.”
10.    Commitments and Contingencies
Commitments
The following summarizes the Company’s minimum contractual commitments as of December 31, 2021:

(in thousands)	Unconditional purchase obligations (unrecognized)	Long-term debt (including interest)	Operating leases	Total
2022	$263,565	$358,906	$368,631	$991,102
2023	195,448	54,034	347,391	596,873
2024	96,014	198,039	297,985	592,038
2025	80,288	1,795	241,229	323,312
2026	26,763	49,138	173,350	249,251
Thereafter	—	—	366,430	366,430
Total undiscounted payments	$662,078	$661,912	$1,795,016	$3,119,006
Less: lease imputed interest			(306,673)
Total lease commitments			$1,488,343

Unconditional purchase obligations include legally binding contracts with terms in excess of one year that are not reflected on the consolidated balance sheets. These contractual commitments primarily relate to technology related service contracts, fulfillment center construction contracts, and software licenses. For contracts with variable terms, we do not estimate the total obligation beyond any minimum pricing as of the reporting date.
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
11.    Redeemable Convertible Preferred Units and Stockholders'/Members' Equity (Deficit)
Prior to the Corporate Conversion, the Company’s Limited Liability Company Agreement (“LLC Agreement”), as amended and restated on April 11, 2019, authorized the issuance of 1,448,632,049 preferred units, which were convertible into the same number of common voting units issued upon conversion of the preferred units, as well as the issuance of 264,166,544 common units.
In December 2018, the Company entered into an agreement with SVF Investment (UK) Ltd. (“SVF”) to sell 350,827,953 Class J preferred units for $2.0 billion at three separate closing dates. In December 2018, SVF acquired 87,706,988 Class J preferred units for $500 million, in March 2019 SVF acquired 87,706,988 Class J preferred units for $500 million, and in June 2019 SVF acquired 175,413,977 Class J preferred units for $1.0 billion. The agreement with SVF to sell preferred units is considered a forward sale contract recognized at fair value and was settled during the year ended December 31, 2019 with a resulting gain of $36 million within “Other (expense) income, net.”
In April 2019, the Company sold 1,754,139 Class J preferred units to one of its preferred unitholders for $10 million.
In 2019, the Company repurchased from unitholders 24,585,447 preferred units for $100 million. In 2020, the Company repurchased from unitholders 18,848,015 preferred units for $96 million. A total of 43,433,462 preferred units that were issued have subsequently been repurchased and retired as of December 31, 2020.

Below are the details for the Company’s preferred units:

(in thousands, except units and conversion price)
December 31, 2020
Class	Units Authorized	Units Outstanding	Per Unit Original Issue Price Per Share	Liquidation Preference	Carrying Value, Net of Issuance Costs
Class A	150,000,000	150,000,000	$0.020	$3,000	$—
Class B	70,000,000	63,679,618	0.020	1,274	713
Class C	138,914,150	131,200,516	0.032	4,198	3,017
Class D	120,729,910	119,683,169	0.163	19,508	18,477
Class E	126,530,590	107,540,155	0.245	26,347	24,900
Class F	65,023,740	64,684,888	1.845	119,344	118,691
Class G	107,063,000	98,119,859	2.830	277,691	277,354
Class H	217,328,460	217,328,460	4.601	1,000,000	933,389
Class I	100,460,107	24,646,225	4.977	122,666	115,671
Class J	352,582,092	352,582,092	5.700	2,010,000	1,973,399
Total	1,448,632,049	1,329,464,982		$3,584,028	$3,465,611
Conversion and Voting Rights
Each preferred unitholder had the right at any time to convert all or any portion of their preferred units into common voting units without additional consideration. Additionally, upon either i) the receipt by the Company of written notice of the election (A) by the holders of two-thirds of the preferred units then issued and outstanding, voting together as a single class, (B) approval of the Class F preferred holders, voting as a separate class, (C) approval of the Class G preferred holders, voting as a separate class, and (D) approval of the Class H preferred holders, voting as a separate class, and (E) approval of the Class I preferred holders, voting as a separate class (F) approval of the Class J preferred holders, voting as a separate class to cause the conversion of all preferred units or ii) a qualified public offering, as defined in the LLC Agreement, all preferred units automatically converted into common voting units without additional consideration. Each preferred unit was convertible into a number of common voting units determined by dividing the applicable preferred original issue price by the corresponding class’ conversion price then in effect, all as defined in the LLC Agreement. The initial conversion price per share of the redeemable convertible preferred units was the original issue price per share. The conversion price was subject to adjustments as specified in the LLC Agreement.
Each common voting unit was entitled to cast one vote, and each preferred unit was entitled to cast the number of votes equal to the number of whole common voting units into which each preferred unit held by such holder was convertible. Common units conferred no voting rights, except with respect to matters on which the holder was expressly granted voting rights under the Delaware Limited Liability Company Act.
Liquidation Event and Distributions
No preferred units were unilaterally redeemable by either the unitholder or the Company; however, the Company’s LLC Agreement provided that upon any liquidation event (as defined in the LLC Agreement) such units would be entitled to receive cash and/or property to all members pro rata in proportion to their percentage units. In the event of a liquidation event, all distributions were made in the following order: Class J preferred units, Class I preferred units, Class H preferred units, Class G preferred units, Class F preferred units, Class E preferred units, Class D preferred units, Class C preferred units, Class B preferred units, and Class A preferred units. As long as amounts remain for distribution, each class of preferred units received distributions in proportion to their capital contribution amounts until each class had received an amount equal to its aggregate total capital contributions amount. The remaining balance, if any, were distributed to all holders of common voting units and common units on a pro rata basis in proportion to their percentage units, as defined in the LLC Agreement.
The liquidation event provisions caused preferred units to be redeemable on occurrence of an event that is not solely in the control of the Company. Therefore, all classes of preferred units (i.e. Class J, Class I, Class H, Class G, Class F, Class E, Class D, Class C, Class B and Class A) were classified as mezzanine equity rather than as a component of members’ deficit.

Conversion to Corporation
Prior to the corporate conversion and IPO, the Company’s management committee (“Management Committee”) could have proposed that the Company directly or indirectly convert to a corporation by incorporation, merger, contribution or other permissible manner, or to engage in a similar restructuring for the purpose of employing the corporate form in the capital structure of the Company in connection with a qualified public offering, as defined in the LLC Agreement, or otherwise with the prior written consent of the requisite preferred holders, as defined in the LLC Agreement. Upon a conversion in connection with a qualified public offering, as defined in the LLC Agreement, all units would be converted into a number of shares of common stock of the successor corporation determined by dividing (i) the amount that would be distributed in respect of such unit upon a liquidity event, based on the price per share at which shares of common stock of the successor corporation would be sold to the public in such offering (the “Per Share Offering Price”), by (ii) the Per Share Offering Price. If the foregoing determination is reasonably required to be made prior to the determination of the actual Per Share Offering Price, the mid-point of the underwriters’ proposed range of offering prices would be used as the Per Share Offering Price. In the event of conversion, the founder and CEO would receive only high vote Class B common stock in the successor corporation and all other members would receive only low vote Class A common stock. Class B common stock entitles the holder to 29 votes for each share held and Class A common stock entitles one vote for each share held.
If a conversion would have occurred not in connection with a qualified public offering, the then outstanding units would have been converted into, or would otherwise entitle the holders thereof to, corporate stock or other securities having substantially the same terms and conditions as such units.
Pursuant to the Corporate Conversion and IPO:
•1,196,605,432 preferred units and 85,579,584 common units (which include 22,443,220 PIUs), in each case, automatically converted into an equal number of shares of Class A common stock, except with respect to a conversion adjustment which reduced the outstanding common units designated as PIUs by 75,862 common units, and excluding any such preferred units and common units held by Mr. Bom Kim; and
•132,859,550 preferred units held by Mr. Kim and 43,143,440 common units held by Mr. Kim, in each case, converted into an equal number of shares of Class B common stock.
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
Our certificate of incorporation provides for two classes of common stock, and authorizes shares of undesignated preferred stock, the rights, preferences, and privileges of which may be designated from time to time by our board of directors. Our authorized capital stock consists of 10,000,000,000 shares of Class A common stock, par value $0.0001 per share; 250,000,000 shares of Class B common stock, par value $0.0001 per share; and 2,000,000,000 shares of undesignated preferred stock, par value $0.0001 per share. No preferred stock was issued and outstanding as of December 31, 2021 and 2020.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on the Company’s defined severance benefits. As of December 31, 2021 and 2020, the ending balance in accumulated other comprehensive loss related to foreign currency translation adjustments was $36 million and $(4) million, respectively, and the amount related to actuarial losses on defined severance benefits was $(84) million and $(27) million, respectively.

12.    Equity-based Compensation Plans
Our board of directors adopted the 2021 Plan in February 2021, which was subsequently approved by our stockholders in February 2021. The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other equity-based awards (or the cash equivalent thereof). Initially, the maximum number of shares of the Company’s Class A common stock that may be issued under the 2021 Plan is 215,103,732 shares. In addition, the number of shares of the Company’s Class A common stock reserved for issuance under the 2021 Plan will be increased on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors.
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
RSUs
The Company had previously granted REUs under the 2011 Plan, which vest upon the satisfaction of both a service-based condition and a performance-based condition. In connection with the Company’s Corporate Conversion and IPO, the outstanding awards were converted into RSUs. RSUs generally vest over 2 to 4 years from the vesting start date, subject to the recipient remaining an employee of the Company at each vesting date.
For the RSUs with the performance condition satisfied upon the completion of the Company’s IPO, the Company recorded $41 million in equity-based compensation expense for the year ended December 31, 2021, consisting primarily of a cumulative catch-up adjustment related to such awards based on the full or partial fulfillment of requisite service periods. Unrecognized equity-based compensation expense related to these awards will be recorded over the remaining requisite service period.
As of December 31, 2021, the Company had $441 million of unamortized compensation costs related to all unvested RSU awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.9 years, net of estimated forfeitures.
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
The total unrecognized compensation expense related to unvested stock options was $37 million, which will be recognized over the weighted-average remaining service period of approximately 2.0 years, net of estimated forfeitures.
PIUs
Prior to the IPO, the Company granted common units designated as PIUs that vested upon the satisfaction of a service-based condition and with respect to certain awards, vesting accelerates upon the occurrence of an IPO. Holders of vested PIUs had similar rights to those of common unit holders. The PIUs (with the exception of those granted to the Company’s Chief Executive Officer, which convert into an equal number of shares of Class B common stock) converted to shares of Class A common stock at a ratio based on the excess of the per common unit value of the Company at the time of a Corporate Conversion over the per common unit value designated at the grant date of the PIUs (the participation threshold), as specified in the underlying award agreements. All outstanding PIUs automatically converted into 22,367,358 shares of Class A common stock and 43,143,440 shares of Class B common stock at the time of the Corporate Conversion. Furthermore, the accelerated vesting condition of 13 million unvested PIUs, with a weighted average grant-date fair value of $1.95, were satisfied upon the completion of the Company's IPO and thus, the Company recorded $25 million in equity-based compensation related to the accelerated vesting of PIUs for the year ended December 31, 2021. The Company had no PIUs granted during 2021 and no outstanding PIUs as of December 31, 2021. The weighted-average grant-date fair value of PIUs granted during 2020 was $2.44 and no PIUs were granted during 2019.

As of December 31, 2021, the Company has 153 million shares of common stock available for future issuance to employees.
The tables below summarize the Company’s stock option and RSU activity:

	Outstanding Options
(in thousands, except unit price)	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2018	68,836	$1.71	8.20	$26,976
Granted	30,917	$2.03
Forfeited / cancelled	(12,401)	$1.95
Exercised	(5,077)	$1.34
December 31, 2019	82,275	$1.81	7.95	$34,636
Granted	9,834	$2.59
Forfeited / cancelled	(8,190)	$2.06
Exercised	(18,215)	$1.59
December 31, 2020	65,704	$1.95	7.40	$401,846
Granted	6,608	$16.46
Forfeited / cancelled	(5,910)	$2.02
Exercised	(34,767)	$1.79
December 31, 2021	31,635	$5.15	6.94	$766,531
Exercisable as of December 31, 2021	12,134	$4.02	6.53	$307,704
Expected to vest as of December 31, 2021	17,261	$6.31	7.12	$398,165

	Outstanding RSUs
(in thousands, except unit price)	Number of RSUs	Weighted Average Grant-Date Fair Value
December 31, 2018	261	$1.97
Granted	7,929	2.10
Vested	—	—
Forfeited / cancelled	(725)	2.10
December 31, 2019	7,465	$2.09
Granted	14,011	7.06
Vested	(53)	2.06
Forfeited / cancelled	(658)	4.58
December 31, 2020	20,765	$4.80
Granted	17,646	32.17
Vested	(12,478)	3.97
Forfeited / cancelled	(2,422)	25.64
December 31, 2021	23,511	$23.80

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
The fair value of stock options is estimated on the grant date with the following assumptions:

	December 31,
	2021	2020			2019
Weighted-average expected term (years)	4.27	6.15			6.00
Weighted-average expected volatility	70%	66%			60%
Expected dividend yield	—	—			—
Risk-free interest rate	0.62%	0.34%	-	1.68%	1.59%	-	2.98%

The following information is provided for our stock options:

(in thousands, except per unit amounts)	December 31,
	2021	2020	2019
Weighted average grant-date fair value of stock options granted	$16.46	$1.57	$1.15
Intrinsic fair value of stock options exercised	$675,935	$44,076	$3,823
•Expected Term - The expected term represents the period that the Company’s equity-based awards are expected to be outstanding, which is determined based on the contractual terms, vesting schedules and expectations of future option holder behavior.
•Expected Volatility - As the Company’s option grants occurred prior to the IPO, and the Company had no trading history for the Company’s common units, the expected price volatility for the Company’s common units was estimated by taking the average historical price volatility for industry peers, which the Company had designated, based on daily price observations over a period equivalent to the expected term of the unit option grants. Industry peers, which the Company had designated, consisted of several public companies in the industry similar in size, stage of life cycle and financial leverage. These industry peers were also utilized in the Company’s common unit valuations.
•Expected Dividend Yield - The Company has never declared or paid any cash dividends to holders of common shares and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.
•Risk-free Interest Rate - The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.
The following table presents the effects of equity-based compensation, as retrospectively adjusted for the change in accounting principle described above, in the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cost of sales	$10,981	$620	$365
Operating, general and administrative	238,364	30,711	20,458
Total	$249,345	$31,331	$20,823

13.    Income Taxes
The Company is subject to income taxation through certain of its subsidiaries primarily in the United States, China, South Korea and throughout other Asian countries.
The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
(in thousands of US dollars)	2021	2020	2019
Current taxes:
United States	$2	$1	$144
Foreign - Korea	5	—	(641)
Foreign - Other	995	291	256
Current taxes	1,002	292	(241)
Deferred taxes:
United States	—	—	—
Foreign - Korea	—	—	—
Foreign - Other	—	—	—
Deferred taxes	—	—	—
Income tax expense (benefit)	$1,002	$292	$(241)
The components of loss before income taxes are as follows:

	Year Ended December 31,
(in thousands of US dollars)	2021	2020	2019
United States	$(296,529)	$(8,771)	$(109,109)
Foreign - Korea	(1,226,675)	(455,683)	(589,358)
Foreign - Other	(18,384)	1,589	1,341
Loss before income taxes	$(1,541,588)	$(462,865)	$(697,126)
The reconciliation of federal statutory income tax rate to our effective income tax rate was as follows:

	Year Ended December 31,
	2021	2020	2019
Tax calculated at statutory tax rate	21.00%	21.00%	21.00%
Statutory rate difference	2.83%	3.01%	(2.40%)
Change in valuation allowances	(25.83%)	(24.97%)	(20.18%)
Consolidated eliminations	—%	—%	1.27%
Other	1.94%	0.90%	0.34%
Effective tax rate expressed in %	(0.06%)	(0.06%)	0.03%
The Company’s resulting effective tax rate differs from the applicable statutory rate primarily due to the valuation allowance against its deferred tax assets.

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities were as follows:

(in thousands of US dollars)	December 31, 2021	December 31, 2020
Deferred tax assets
Provision and allowances	$43,156	$48,162
Depreciation	5,212	—
Accrued expenses	43,223	19,936
Amortization	49,529	69,437
Defined severance benefits	68,421	39,827
Lease liabilities	361,420	257,855
Net operating loss carryforwards	1,019,583	767,740
Tax credits	23,066	15,079
Other	6,795	275
Total deferred tax assets	1,620,405	1,218,311
Less: valuation allowance	(1,284,380)	(975,187)
Total deferred tax assets net of valuation allowance	$336,025	$243,124

Deferred tax liabilities
Prepaid expenses	$(88)	$(438)
Accrued income	(1,745)	(422)
Depreciation	—	(1,860)
Leasehold improvements	—	(2,973)
Lease asset	(333,965)	(237,131)
Loan payable	(89)	(277)
Other	(138)	(23)
Total deferred liabilities	(336,025)	(243,124)
Net deferred tax assets/(liabilities)	$—	$—
The Company evaluates its deferred tax assets to determine if a valuation allowance is required to reduce its deferred tax assets to an amount expected to be realized. Realization of the Company’s deferred tax assets is dependent on the generation of future taxable income. In considering the need for a valuation allowance, the Company considers its historical, as well as future projected taxable income, along with other positive and negative evidence in assessing the realizability of its deferred tax assets. The Company’s valuation allowance was $1.3 billion and $975 million as of December 31, 2021 and 2020, respectively. The net change in the total valuation allowance was an increase of $309 million and $253 million in 2021 and 2020, respectively, primarily due to increased net operating loss carryforwards and lease liabilities.
At December 31, 2021, the Company has net operating loss carryforwards for corporate income tax purposes of $3.9 billion in Korea, which are available to offset future corporate taxable income, if any, and expire between 2024 and 2036. The Company has net operating loss carryforwards for corporate income tax purposes of $373 million in the United States, of which $18 million expires between 2034 and 2037 and the remaining $355 million that can be carried over indefinitely. In addition, the Company has corporate tax credit carryforwards of $23 million in Korea which are available to reduce future corporate regular income taxes and expires between 2025 and 2031.
Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The impacts of uncertain tax positions are recognized only after determining a more-likely-than-not probability that the uncertain tax positions will not withstand challenge, if any, from the relevant taxing authorities. The Company did not have any material uncertain tax positions as of December 31, 2021 and 2020.
The open tax years for the Company’s major tax jurisdictions are 2018 - 2021 for the United States and 2016 - 2021 for Korea.

14.    Defined Severance Benefits
Defined severance benefits are for employees of the Company’s Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees of the Korean subsidiaries receive defined benefits as severance payments upon leaving the Company based on employment length and pay rate.
Changes in defined severance benefits obligation were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Beginning balance	$164,573	$87,206
Current service cost	120,784	70,019
Interest expense	2,869	1,310
Actuarial losses arising from experience adjustments, demographic assumptions, and changes in financial assumptions	52,528	18,005
Payments from plans	(49,712)	(23,159)
Plan changes/amendments	10,263	—
Cumulative effects of foreign currency translation	(18,273)	11,192
Ending balance	$283,032	$164,573
Amounts recognized in the consolidated balance sheets consist of $76 million and $58 million of current liabilities and $207 million and $107 million of noncurrent liabilities as of December 31, 2021 and 2020, respectively.
The accumulated benefit obligation for all defined severance benefits was $210 million and $147 million at December 31, 2021 and 2020, respectively.
Net periodic cost consists of the following:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Current service costs	$120,784	$70,019	$42,097
Interest expense	2,869	1,310	1,061
Amortization of:
Prior service cost	90	—	—
Net actuarial loss	4,471	140	—
Curtailments/Settlements	—	—	97
Net periodic benefit cost	$128,214	$71,469	$43,255
The principal actuarial assumptions used to determine defined severance benefits obligation were as follows:

	December 31, 2021			December 31, 2020
Discount rates	2.70%	–	3.00%	1.73%	–	2.57%
Salary growth rates	5.00%	–	5.24%	1.48%	–	5.00%
The principal actuarial assumptions used to determine the net periodic cost were as follows:

	Year Ended December 31,
	2021			2020			2019
Discount rates	1.73%	–	2.57%	1.74%	–	2.45%	2.30%	–	2.74%
Salary growth rates	1.48%	–	5.00%	1.51%	–	5.00%	1.49%	–	5.00%

The expected maturity analysis of undiscounted defined severance benefits as of December 31, 2021 was as follows:

(in thousands)	Less than 1 year	Between 1-2 years	Between 2-5 years	Over 5 years	Total
Defined severance benefits	$80,455	$90,854	$210,581	$256,755	$638,645
s
s
15.    Net Loss per Share
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. As the liquidation and dividend rights are identical, the undistributed earnings or loss are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted net loss per share attributable to common stockholders are therefore the same for Class A and Class B common stock on both an individual and a combined basis. Basic net loss per share is computed using the weighted-average number of shares of Class A and Class B common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of Class A and Class B common stock and potentially dilutive Class A and Class B potential common shares outstanding during the period. The Company's basic and diluted net loss per share are the same because the Company has generated net loss to common stockholders. During the years ended December 31, 2020 and 2019 the Company repurchased certain preferred units at a premium over the carrying values, which increased net loss attributable to common stockholders.
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
The following table presents the calculation of basic and diluted net loss per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Numerator:
Net loss	$(1,542,590)	$(463,157)	$(696,885)
Less: premium on repurchase of redeemable convertible preferred units	—	(92,734)	(71,415)
Net loss attributable to Class A and Class B common stockholders	$(1,542,590)	$(555,891)	$(768,300)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	1,423,887	29,012	19,463

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted	$(1.08)	$(19.16)	$(39.48)

The following have been excluded from the computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders as their effect would have been anti-dilutive:

	Year Ended December 31,
(in thousands of equivalent common shares)	2021	2020	2019
Convertible debt	—	178,567	148,942
Redeemable convertible preferred units	—	1,329,465	1,348,313
Equity compensation awards	46,228	79,747	58,645

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, our disclosure controls and procedures were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due to the material weaknesses in our internal control over financial reporting, as further described below. As a result, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Management’s Annual Report on Internal Control Over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Previously Reported Material Weakness
As disclosed in Part I—Item 1A. "Risk Factors" contained elsewhere in this Annual Report on Form 10-K, we previously identified material weaknesses in our internal control over financial reporting related to (i) the design and effectiveness of information technology general controls, (ii) inadequate segregation of duties, and (iii) inadequate internal control over the timely preparation and review of account reconciliations. We have concluded that these material weaknesses arose because we did not have sufficient qualified accounting resources, formalized processes, and policies necessary to satisfy the accounting and financial reporting requirements of a public company. We have determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.
Remediation Plan
Management has developed and continues to execute a remediation plan to address the previously disclosed material weaknesses. We are actively engaged in the remediation of each of the outstanding material weaknesses, including utilizing the assistance of outside advisors where appropriate.
To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Other than the actions we are taking to remediate the material weaknesses relating to our internal control over financial reporting, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B.   Other Information
Disclosure Pursuant to Section 13(r) of the Exchange Act
Since becoming an issuer in 2021, we processed seven orders with a total value of approximately $230 for delivery to the Iranian Embassy in Seoul, South Korea that were successfully blocked from delivery and refunded, and we processed and delivered eight orders with a total value of approximately $360 to certain Korean individuals at the same address. The shipments consisted of food items, health, beauty, and paper products. We are unable to accurately calculate the net profit attributable to these transactions. There were no transactions identified for disclosure pursuant to Section 13(r) of the Exchange Act for the fourth quarter of 2021. We do not plan to sell to individuals at this address in the future, and continue to take steps to prevent and block such sales and to enhance our policies and procedures to identify transactions associated with persons subject to U.S. sanctions against Iran.
Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.   Directors, Executive Officers and Corporate Governance
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Business Conduct and Ethics, is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021. To the extent permissible under applicable rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof granted to executive officers and directors, on our investor relations website under the heading “Corporate Governance” at www.ir.aboutcoupang.com.
Item 11.   Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 14.   Principal Accountant Fees and Services
Our independent registered public accounting firm is Samil PricewaterhouseCoopers, Seoul, Republic of Korea (PCAOB ID: 1103).
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

PART IV
Item 15.   Exhibits and Financial Statement Schedules
a) Documents filed as part of this report:
1) Financial Statements (Item 8);
2) Financial Statement Schedules. Financial Statement Schedules of the Company, as required for the years ended December 31, 2021, 2020, and 2019, consist of Schedule I - Condensed Financial Information of Coupang, Inc. Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40155	3.1	November 12, 2021
3.2	Bylaws of the Registrant.		10-Q	001-40155	3.2	November 12, 2021
4.1	Sixth Amended and Restated Registration Rights Agreement, by and among the Registrant and certain of its stockholders, dated December 21, 2018.		S-1	333-253030	4.1	February 12, 2020
4.2	Description of Securities.	X
10.1	English Translation of Lease Agreement, dated September 13, 2016, by and among Hana Bank, Hyundai Investments Asset Management Co., Ltd. and Coupang Corp.		S-1	333-253030	10.1	February 12, 2020
10.2	English Translation of First Amendment to Lease Agreement, by and among Hana Bank, Hyundai Investments Asset Management Co., Ltd., and Coupang Corp.		S-1	333-253030	10.1	February 12, 2020
10.3	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		S-1	333-253030	10.1	February 12, 2020
10.4+	Coupang, LLC Third Amended and Restated 2011 Equity Incentive Plan, as amended, and related form agreements.		S-8	333-254117	99.1	March 11, 2021
10.5+	Coupang, Inc. 2021 Equity Incentive Plan, and related form agreements.		S-1/A	333-253030	10.5	March 1, 2021
10.6+	Amended Executive Severance Policy.		10-Q	001-40155	10.1	August 16, 2021
10.6+	Employment Agreement, by and between the Registrant and Bom Kim.		10-Q	001-40155	10.6	May 13, 2021
10.7+	Employment Agreement, by and between the Registrant and Gaurav Anand.		10-Q	001-40155	10.7	May 13, 2021
10.8+	Employment Agreement, by and between the Registrant and Hanseung Kang.		10-Q	001-40155	10.8	May 13, 2021
10.9+	Employment Agreement, by and between Coupang Global, LLC and Thuan Pham.		10-Q	001-40155	10.10	May 13, 2021
10.10+	Employment Agreement, by and between the Registrant and Harold Rogers.		10-Q	001-40155	10.11	May 13, 2021
10.11	Revolving Credit and Guaranty Agreement, dated as of February 27, 2021, among Coupang, Inc. as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		10-Q	001-40155	10.12	May 13, 2021
10.12
First Amendment to Revolving Credit and Guaranty Agreement, dated as of August 3, 2021, among the Registrant, as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
		X
10.13
Second Amendment to Revolving Credit and Guaranty Agreement, dated as of December 2, 2021, among the Registrant, as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
		X
10.14+	Form of Non-Employee Director Compensation Policy.	X
10.15
Third Amendment to Revolving Credit and Guaranty Agreement, dated as of March 1, 2022, among the Registrant, as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
		X
21.1	List of Significant Subsidiaries of the Registrant.	X
23.1	Consent of Samil PricewaterhouseCoopers, independent registered public accounting firm.	X

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan
*
The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Coupang, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

COUPANG, INC.
Schedule I - Condensed Financial Information of Parent (COUPANG, INC.)
Condensed Balance Sheets
(in thousands)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$2,358,035	$6,336
Other current assets	46,386	527
Total current assets	2,404,421	6,863

Other long-term assets	1,426	—
Investment in subsidiaries	(145,577)	(7,245)
Total assets	$2,260,270	$(382)

Liabilities, redeemable convertible preferred units and stockholders'/members' equity (deficit)
Current liabilities:
Other current liabilities	$84,313	$13,018
Total current liabilities	84,313	13,018

Convertible notes	—	589,851
Total liabilities	84,313	602,869

Redeemable convertible preferred units	—	3,465,611
Stockholders'/members' equity (deficit)
Common units	—	45,122
Class A and Class B common stock	175	—
Additional paid-in capital	7,874,038	25,036
Accumulated other comprehensive loss	(47,739)	(31,093)
Accumulated deficit	(5,650,517)	(4,107,927)
Total stockholders'/members' equity (deficit)	2,175,957	(4,068,862)
Total liabilities, redeemable convertible preferred units and stockholders'/members' equity (deficit)	$2,260,270	$(382)

See accompanying notes to condensed financial statements.

COUPANG, INC.
Schedule I - Condensed Financial Information of Parent (COUPANG, INC.)
Condensed Statements of Operations and Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Management service fee revenues	$17,003	$—	$—

Operating cost and expenses	(349,439)	(52,067)	(21,966)
Interest expense	(21,580)	(91,035)	(79,738)
Other (expense) income, net	2,575	149,835	(1,110)
Loss before equity in losses of subsidiaries	(351,441)	6,733	(102,814)

Equity in losses of subsidiaries	(1,191,149)	(469,890)	(594,071)

Net loss	(1,542,590)	(463,157)	(696,885)
Less: premium on repurchase of redeemable convertible preferred units	—	(92,734)	(71,415)
Net loss attributable to Class A and Class B common stockholders	$(1,542,590)	$(555,891)	$(768,300)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	40,844	(20,730)	3,299
Actuarial loss on defined severance benefits, net of tax	(57,490)	(18,005)	(9,011)
Total other comprehensive loss	(16,646)	(38,735)	(5,712)
Comprehensive loss	$(1,559,236)	$(501,892)	$(702,597)

See accompanying notes to condensed financial statements.

COUPANG, INC.
Schedule I - Condensed Financial Information of Parent (COUPANG, INC.)
Condensed Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net cash (used in) provided by operating activities	$(57,783)	$(7,587)	$7,429
Investing activities:
Capital contribution to subsidiaries	(1,273,629)	(184,490)	(2,044,205)
Return of capital contribution from subsidiaries	202,834	253,921	817,977
Net cash (used in) provided by investing activities	(1,070,795)	69,431	(1,226,228)
Financing activities:
Repurchase of common units and preferred units	—	(97,043)	(114,610)
Proceeds from issuance of common units and preferred units, net of issuance costs	3,431,277	28,613	1,516,378
Deferred offering costs paid	(11,618)	—	—
Proceeds from issuance of common stock/units, equity-based compensation plan	62,281	—	—
Repayment of short-term borrowings	—	—	(200,000)
Other, net	(1,663)	—	—
Net cash provided by (used in) financing activities	3,480,277	(68,430)	1,201,768
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	2,351,699	(6,586)	(17,031)
Cash and cash equivalents as of beginning of the period	6,336	12,922	29,953
Cash and cash equivalents as of end of the period	$2,358,035	$6,336	$12,922

See accompanying notes to condensed financial statements.

Coupang, Inc.
Schedule I - Condensed Financial Information of Parent (Coupang, Inc.)
Notes to Condensed Financial Statements

1.Basis of Presentation
These condensed Parent company-only financial statements have been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto of Coupang, Inc. and subsidiaries included in Part II, Item 8 of this Form 10-K. The Parent’s significant accounting policies are consistent with those described in Note 1 — "Description of Business and Summary of Significant Accounting Policies" in Part II, Item 8, except that all subsidiaries are accounted for as equity method investments.
Certain subsidiaries in Korea hold various licenses and/or are regulated by governmental requirements. As a result, the ability of these subsidiaries to pay dividends or loan money to our Parent company is restricted due to terms which require the subsidiaries to meet certain financial covenants, including maintaining a positive net equity balance; having a minimum percentage of its total assets in low-risk, cash-like assets; and maintaining a minimum current asset to current liability ratio. In addition, the Parent has certain regulatory restrictions that only allow dividend payments to be made while maintaining a positive net equity balance or if dividends are paid out of the current years' income, if any.
2.Revolving Credit Facility
In February 2021, the Parent entered into a new three-year senior unsecured credit facility (the “new revolving credit facility”) providing for revolving loans in an aggregate principal amount of up to $475 million (which automatically increased to an aggregate principal amount of $950 million based on the Parent receiving at least $2.0 billion in net proceeds from its IPO). The new revolving credit facility provides the Parent the right to request incremental commitments up to $1.25 billion, subject to customary conditions. In March 2021, the aggregate principal amount of the Parent’s new revolving credit facility increased to an aggregate principal amount of $1.0 billion as a result of its IPO. As of December 31, 2021, there was no balance outstanding on the new revolving credit facility.
The new revolving credit facility contains customary affirmative and negative covenants, including certain financial covenants. The Parent was in compliance with the covenants as of December 31, 2021. The new revolving credit facility is guaranteed on a senior unsecured basis by all material restricted subsidiaries of the Parent, subject to customary exceptions. Borrowings under the new revolving credit facility are not permitted to the extent any amounts are drawn under our existing revolving credit facility.
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

Item 16.   Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUPANG, INC.

By:	/s/ Bom Kim
Bom Kim
Chief Executive Officer and Chairman of the Board
Dated: March 3, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bom Kim	Chief Executive Officer and Chairman of the Board	March 3, 2022
Bom Kim	(Principal Executive Officer)

/s/ Gaurav Anand	Chief Financial Officer	March 3, 2022
Gaurav Anand	(Principal Financial Officer)

/s/ Michael Parker	Chief Accounting Officer	March 3, 2022
Michael Parker	(Principal Accounting Officer)

/s/ Neil Mehta	Director	March 3, 2022
Neil Mehta

/s/ Benjamin Sun	Director	March 3, 2022
Benjamin Sun

/s/ Kevin Warsh	Director	March 3, 2022
Kevin Warsh

/s/ Harry You	Director	March 3, 2022
Harry You