Form 10-Q
period 2022-03-31
Coupang, Inc.
filed 2022-05-12
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2022, there were 1,587,626,918 shares of the registrant’s Class A common stock and 174,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2022

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
•the continued growth of the e-commerce segment and the increased acceptance of online transactions by potential customers;
•the size of our addressable markets, market share, and market trends;
•our ability to compete in our industry;
•our ability to manage expansion into new markets, segments, and offerings;
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
•our ability to maintain and improve our segment position;
•our ability to operate and manage the expansion of our fulfillment and delivery infrastructure;
•the effects of seasonal trends on our results of operations;
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates;
•the effects of global macroeconomic conditions, including impacts relating to the invasion of Ukraine by Russia and its regional and global ramifications;
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
•our intended use of the net proceeds from our initial public offering; and
•the other factors set forth in Part 1, Item 1A, under the caption “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”)
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-Q.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part 1, Item1A, under the caption “Risk Factors,” of our 2021 Form 10-K and elsewhere in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$3,369,353	$3,487,708
Restricted cash	307,100	319,800
Accounts receivable, net	170,603	175,350
Inventories	1,378,399	1,421,501
Other current assets	256,945	232,447
Total current assets	5,482,400	5,636,806

Long-term restricted cash	1,105	2,839
Property and equipment, net	1,425,839	1,347,531
Operating lease right-of-use assets	1,465,868	1,374,629
Goodwill	9,536	9,739
Long-term lease deposits and other	308,462	270,290
Total assets	$8,693,210	$8,641,834
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,330,095	$3,442,720
Accrued expenses	249,619	304,293
Deferred revenue	100,554	93,972
Short-term borrowings	7,686	7,811
Current portion of long-term debt	193,269	341,717
Current portion of long-term operating lease obligations	299,571	287,066
Other current liabilities	313,910	266,709
Total current liabilities	4,494,704	4,744,288

Long-term debt	611,053	283,190
Long-term operating lease obligations	1,296,787	1,201,277
Defined severance benefits and other	253,405	237,122
Total liabilities	6,655,949	6,465,877

Commitments and contingencies (Note 8)
Stockholders' equity
Class A common stock, $0.0001 par value, 10,000,000,000 shares authorized, 1,586,254,594 and 1,579,399,667 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; Class B common stock, $0.0001 par value, 250,000,000 shares authorized, 174,802,990 shares issued and outstanding as of March 31, 2022 and December 31, 2021	176	175
Additional paid-in capital	7,937,813	7,874,038
Accumulated other comprehensive loss	(40,917)	(47,739)
Accumulated deficit	(5,859,811)	(5,650,517)
Total stockholders' equity	2,037,261	2,175,957
Total liabilities and stockholders' equity	$8,693,210	$8,641,834
The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net retail sales	$4,556,107	$3,807,043
Net other revenue	560,579	399,817
Total net revenues	5,116,686	4,206,860

Cost of sales	4,073,280	3,474,354
Operating, general and administrative	1,249,111	999,822
Total operating cost and expenses	5,322,391	4,474,176

Operating loss	(205,705)	(267,316)

Interest income	3,534	940
Interest expense	(7,368)	(24,823)
Other income (expense), net	490	(3,826)
Loss before income taxes	(209,049)	(295,025)

Income tax expense	245	8

Net loss	(209,294)	(295,033)

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted	$(0.12)	$(0.68)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	1,756,739	434,917

Other comprehensive income:
Foreign currency translation adjustments, net of tax	3,011	14,972
Actuarial gain on defined severance benefits, net of tax	3,811	918
Total other comprehensive income	6,822	15,890
Comprehensive loss	$(202,472)	$(279,143)

The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders'/Members' Equity
	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	—	$—	1,754,203	$175	$7,874,038	$(47,739)	$(5,650,517)	$2,175,957
Net loss	—	—	—	—	—	—	—	—	(209,294)	(209,294)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	3,011	—	3,011
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	3,811	—	3,811
Issuance of common stock, equity-based compensation plan	—	—	—	—	4,147	1	8,182	—	—	8,183
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	2,708	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	55,593	—	—	55,593
Balance as of March 31, 2022	—	$—	—	$—	1,761,058	$176	$7,937,813	$(40,917)	$(5,859,811)	$2,037,261

	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders'/Members' Equity (Deficit)
	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2020	1,329,465	$3,465,611	105,822	$45,122	—	$—	$25,036	$(31,093)	$(4,107,927)	$(4,068,862)
Net loss	—	—	—	—	—	—	—	—	(295,033)	(295,033)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	14,972	—	14,972
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	918	—	918
Issuance of common units, equity-based compensation plan	—	—	22,901	38,968	—	—	—	—	—	38,968
Equity-based compensation	—	—	—	2,974	—	—	—	—	—	2,974
Impact of Corporate Conversion and IPO
Conversion of common units into Class A and Class B common stock	—	—	(128,723)	(87,064)	128,648	13	87,051	—	—	—
Conversion of redeemable convertible preferred units into Class A and Class B common stock	(1,329,465)	(3,465,611)	—	—	1,329,465	133	3,465,478	—	—	3,465,611
Issuance of Class A common stock, net of underwriting discounts and offering costs	—	—	—	—	100,000	10	3,416,809	—	—	3,416,819
Conversion of convertible notes into Class A common stock	—	—	—	—	171,750	17	609,982	—	—	609,999
Issuance of common stock, equity-based compensation plan subsequent to Corporate Conversion and IPO	—	—	—	—	2,680	—	4,767	—	—	4,767
Equity-based compensation subsequent to Corporate Conversion and IPO	—	—	—	—	—	—	83,992	—	—	83,992
Balance as of March 31, 2021	—	$—	—	$—	1,732,543	$173	$7,693,115	$(15,203)	$(4,402,960)	$3,275,125

The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(209,294)	$(295,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,240	47,384
Provision for severance benefits	44,482	32,272
Equity-based compensation	55,593	86,966
Paid-in-kind interest and accretion of discount on convertible notes	—	20,148
Non-cash operating lease expense	77,223	57,318
Non-cash others	16,514	15,153
Change in operating assets and liabilities:
Accounts receivable, net	266	(14,076)
Inventories	6,863	(209,443)
Other assets	(66,512)	(72,439)
Accounts payable	28,044	166,536
Accrued expenses	(49,981)	22,737
Deferred revenue	8,472	1,603
Other liabilities	(25,849)	(42,475)
Net cash used in operating activities	(54,939)	(183,349)

Investing activities:
Purchases of property and equipment	(238,906)	(146,831)
Proceeds from sale of property and equipment	4,245	30
Other investing activities	(14,367)	(3,681)
Net cash used in investing activities	(249,028)	(150,482)

Financing activities:
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts	—	3,431,277
Deferred offering costs paid	—	(11,618)
Proceeds from issuance of common stock/units, equity-based compensation plan	8,183	43,735
Proceeds from short-term borrowings and long-term debt	343,975	56,464
Repayment of short-term borrowings and long-term debt	(152,029)	(13,687)
Other financing activities	(1,547)	(487)
Net cash provided by financing activities	198,582	3,505,684
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(27,404)	(39,457)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(132,789)	3,132,396
Cash and cash equivalents, and restricted cash, as of beginning of period	3,810,347	1,401,302
Cash and cash equivalents, and restricted cash, as of end of period	$3,677,558	$4,533,698
Supplemental disclosure of cash-flow information:
Cash paid for income taxes	$2,232	$401
Cash paid for interest	$6,249	$6,973
Non-cash investing and financing activities:
(Decrease) increase in property and equipment-related accounts payable	$(74,563)	$1,230
Conversion of common units into Class A and Class B common stock	$—	$87,064
Conversion of redeemable convertible preferred units into Class A and Class B common stock	$—	$3,465,611
Conversion of convertible notes into Class A common stock	$—	$609,999
The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Coupang, Inc. (“Coupang”), together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), is a Delaware corporation, which owns and operates an e-commerce business that primarily serves the Korean retail market. Through the Company’s mobile applications and Internet websites, the Company offers products and services that span a wide range of categories, including home goods and décor, apparel and beauty products, fresh food and grocery, sporting goods, electronics, restaurant order and delivery, travel, content streaming, and everyday consumables, which are offered through a fully integrated technology, fulfillment and logistics infrastructure. The Company’s main operations, including procurement, marketing, technology, administrative functions, and fulfillment and logistics infrastructure, are predominantly located in South Korea, with other significant operations and support services performed in China, Singapore, Japan, Taiwan, and the United States.
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
The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and comprehensive loss, and redeemable convertible preferred units and stockholders’/members’ equity (deficit), and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2021 Annual Report on Form 10-K.
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
Segment Information
On March 2, 2022, the Company announced that it revised its reportable segments to reflect the way the Chief Operating Decision Maker (“CODM”) assesses performance and allocates resources. The change led to the following two operating and reportable segments: Product Commerce and Developing Offerings. Refer to Note 14 — "Segment Reporting" for further discussion.

Concentration of Credit Risk
Cash and cash equivalents and restricted cash are potentially subject to concentration of credit risk. Cash and cash equivalents, and restricted cash are placed with several financial institutions that management believes are of high credit quality, of which 77% and 77% were held at three and four financial institutions as of March 31, 2022 and December 31, 2021, respectively.
Recent Accounting Pronouncements Adopted
In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40).” The standard reduces the number of models used to account for convertible instruments, amends diluted earnings per share (“EPS”) calculations for convertible instruments, and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity's own shares to be classified in equity. The amendments add certain disclosure requirements to increase transparency and decision-usefulness about a convertible instrument's terms and features. Under the amendment, the Company must use the if-converted method for including convertible instruments in diluted EPS as opposed to the treasury stock method. The ASU is effective for public companies for fiscal years beginning after December 15, 2021. Early adoption is allowed under the standard with either a modified retrospective or full retrospective method. We adopted this ASU effective January 1, 2022. The adoption of the ASU did not have a material impact on our condensed consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 (Revenue from Contracts with Customers). The ASU will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The ASU is effective on a prospective basis for public companies for fiscal years beginning after December 15, 2022 . We early adopted this ASU effective January 1, 2022. The adoption of the ASU did not have a material impact on our condensed consolidated financial statements.
2.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net retail sales	$4,556,107	$3,807,043
Third-party merchant services	491,347	350,934
Other revenue	69,232	48,883
Total net revenues	$5,116,686	$4,206,860

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
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in deferred revenue on the condensed consolidated balance sheets. The Company recognized revenue of $74 million and $60 million for the three months ended March 31, 2022 and 2021, respectively, which were included in deferred revenue on the consolidated balance sheets as of December 31, 2021 and 2020, respectively. Revenue recognized from customer loyalty program liabilities as of December 31, 2021 and 2020 were not material for the three months ended March 31, 2022 and 2021, respectively.

3.    Supplemental Financial Information
Property and Equipment, net
The following summarizes the Company’s property and equipment, net:

(in thousands)	March 31, 2022	December 31, 2021
Land	$137,844	$140,786
Buildings	313,330	320,059
Equipment and furniture	559,915	551,304
Leasehold improvements	363,325	340,468
Vehicles	157,985	168,585
Software	35,990	34,582
Construction in progress	303,770	200,735
Property and equipment, gross	1,872,159	1,756,519
Less: Accumulated depreciation and amortization	(446,320)	(408,988)
Property and equipment, net	$1,425,839	$1,347,531

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on the Company’s defined severance benefits. As of March 31, 2022 and December 31, 2021, the ending balance in accumulated other comprehensive loss related to foreign currency translation adjustments was $39 million and $36 million, respectively, and the amount related to actuarial losses on defined severance benefits was $(80) million and $(84) million, respectively.
4.    Leases
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
The components of operating lease cost were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease cost	$102,098	$75,397
Variable and short-term lease cost	10,128	8,982
Total operating lease cost	$112,226	$84,379

Supplemental disclosure of cash flow information related to leases were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash paid for the amount used to measure the operating lease liabilities	$83,063	$58,116
Operating lease assets obtained in exchange for lease obligations	$174,824	$214,745
Net increase to operating lease right-of-use assets resulting from remeasurements of lease obligations	$21,761	$6,938

The assumptions used to value leases for the periods presented were as follows:

	March 31, 2022	December 31, 2021
Operating leases weighted-average remaining lease term	6.0 years	5.8 years
Operating leases weighted-average discount rate	6.36%	6.17%
As of March 31, 2022, the Company had entered into operating leases that have not commenced with future minimum lease payments of $460 million, that have not been recognized on the Company's condensed consolidated balance sheets. These leases have non-cancellable lease terms of 2 to 10 years.
5.    Fair Value Measurement
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
Level 3: Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.
The following table summarizes the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,369,353	$—	$—	$3,369,353
Restricted cash
Time deposit	239,487	—	—	239,487
Money market trust	67,613	—	—	67,613
Long-term restricted cash
Time deposit	1,105	—	—	1,105
Total financial assets	$3,677,558	$—	$—	$3,677,558

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,487,708	$—	$—	$3,487,708
Restricted cash
Time deposit	250,839	—	—	250,839
Money market trust	68,961	—	—	68,961
Long-term restricted cash
Time deposit	2,839	—	—	2,839
Total financial assets	$3,810,347	$—	$—	$3,810,347
Cash and cash equivalents includes bank deposits, money market trusts and time deposits. The carrying amounts of our cash equivalents approximate their fair values, which are based on Level 1 assumptions.

6.    Long-term Debt
Details of carrying amounts of long-term debt were as follows:

(in thousands)					March 31, 2022	December 31, 2021
Maturity Date	Interest rate (%)			Borrowing Limit
February 2024(1)	(4)			$1,000,000	$—	$—
April 2022 - October 2023(2)	2.65	–	4.80	24,190	12,843	20,952
April 2022 - March 2027(3)	2.87	–	8.50	1,031,384	795,176	605,229
Total principal long-term debt				$2,055,574	$808,019	$626,181
Less: current portion of long-term debt					(193,269)	(341,717)
Less: unamortized discounts					(3,697)	(1,274)
Total long-term debt					$611,053	$283,190
_____________
(1)Relates to the Company’s 2021 revolving credit facility.
(2)The Company entered into various loan agreements with fixed interest rates for general operating purposes.
(3)At March 31, 2022, we had pledged up to $1.0 billion of land and buildings, and $190 million of time deposits, which is classified as short-term restricted cash, as collateral against term loan facilities.
(4)Borrowings under the 2021 revolving credit facility bear interest, at the Company’s option, at a rate per annum equal to (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted LIBOR for a one-month interest period plus 1.00% or (ii) an adjusted LIBOR plus a margin equal to 1.00%.
In March 2022, the Company entered into a new five-year loan agreement to borrow $330 million, which was partially used to extinguish the $149 million August 2020 term loan facility which matured in March 2022 and to finance infrastructure of a fulfillment center. The Company pledged up to $396 million of certain existing land and a building as collateral. The loan bears interest at a fixed rate of 4.26%.
The March 2017 $182 million term loan facility agreement was paid in April 2022 at maturity.
The Company was in compliance with the covenants for each of its borrowings and debt agreements as of March 31, 2022.
The Company’s long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on the Company’s current interest rate for similar types of borrowing arrangements. The carrying amount of the long-term debt approximates its fair value as of March 31, 2022 and December 31, 2021 due primarily to the interest rates approximating market interest rates.
7.    Convertible Notes and Derivative Instrument
From February 23, 2018 to May 16, 2018, the Company issued convertible notes in an aggregate principal amount of $502 million (total proceeds of $507 million, which included a total net funding premium at issuance), the majority of which were purchased by existing unitholders of the Company’s preferred units, with a maturity equal to the earlier of (a) the fourth anniversary from the first issuance date, (b) the consummation of a liquidity event, or (c) upon an event of default, as defined in the LLC Agreement. In connection with the Company’s initial public offering (“IPO”) in March 2021, the principal balance and the accrued interest on the convertible notes were automatically converted into 171,750,446 shares of the Company’s Class A common stock.
The convertible notes had an annual effective interest rate of 16.99%. The Company recorded interest expense from its convertible notes for the three months ended March 31, 2021 of $20 million, consisting of $15 million of contractual interest expense and $5 million of debt discount amortization.
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

8.    Commitments and Contingencies
Commitments
The following summarizes the Company’s minimum contractual commitments as of March 31, 2022:

(in thousands)	Unconditional purchase obligations (unrecognized)	Long-term debt (including interest)	Operating leases	Total
Remainder of 2022	$194,403	$209,647	$288,858	$692,908
2023	200,656	74,381	363,899	638,936
2024	92,957	211,446	326,855	631,258
2025	76,093	15,839	274,252	366,184
2026	25,720	62,193	203,745	291,658
Thereafter	—	333,832	507,708	841,540
Total undiscounted payments	$589,829	$907,338	$1,965,317	$3,462,484
Less: lease imputed interest			(368,959)
Total lease commitments			$1,596,358

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
9.    Redeemable Convertible Preferred Units and Stockholders'/Members' Equity (Deficit)
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
10.    Equity-based Compensation Plans
The 2021 Equity Compensation Plan (the “2021 Plan”) provides for the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other equity-based awards (or the cash equivalent thereof). The number of shares of the Company’s Class A common stock reserved for issuance under the 2021 Plan will be increased on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by the Company’s board of directors. Pursuant to the 2021 Plan, effective January 1, 2022, the maximum number of shares of the Company’s Class A common stock that may be issued under the 2021 plan increased by 87,710,132 shares, or 5% of the total number of shares of the Company’s capital stock outstanding as of December 31, 2021. Following the increase, the maximum number of shares of the Company’s Class A common stock that may be issued under the 2021 Plan is 302,813,864 shares
RSUs
The Company had previously granted restricted equity units under the 2011 Plan, which vest upon the satisfaction of both a service-based condition and a performance-based condition. In connection with the Company’s Corporate Conversion and IPO, the outstanding awards were converted into RSUs.
For the RSUs with the performance condition satisfied upon the completion of the Company’s IPO, the Company recorded $41 million in equity-based compensation expense for the three months ended March 31, 2021, consisting primarily of a cumulative catch-up adjustment related to such awards based on the full or partial fulfillment of requisite service periods. Unrecognized equity-based compensation expense related to these awards are recorded over the remaining requisite service period. RSUs generally vest over 2 to 4 years from the vesting start date, subject to the recipient remaining an employee of the Company at each vesting date.
As of March 31, 2022, the Company had $449 million of unamortized compensation costs related to all unvested RSU awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.9 years, net of estimated forfeitures.
The table below summarizes RSU activity for the three months ended March 31, 2022 is as follows:

	Outstanding RSUs
(in thousands, except unit price)	Number of RSUs	Weighted Average Grant- Date Fair Value
December 31, 2021	23,511	$23.80
Granted	3,816	$23.35
Vested	(2,708)	$24.21
Forfeited / cancelled	(1,149)	$27.78
March 31, 2022	23,470	$23.48

Equity-based Compensation Expense
The following table presents the effects of equity-based compensation in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of sales	$3,985	$1,609
Operating, general and administrative	51,608	85,357
Total	$55,593	$86,966
11.    Income Taxes
The Company’s tax provision, or benefit, from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. No income tax benefit was accrued for jurisdictions where the Company anticipates incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance. The Company’s resulting effective tax rate differs from the applicable statutory rate, primarily due to the valuation allowance against its deferred tax assets.
The Company is subject to income taxation through certain of its subsidiaries predominantly in the United States, China, South Korea, and throughout other Asian countries.
Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The impacts of uncertain tax positions are recognized only after determining a more-likely-than-not probability that the uncertain tax positions will not withstand challenge, if any, from the relevant taxing authorities. The Company did not have any material uncertain tax positions as of March 31, 2022 and 2021.
12.    Defined Severance Benefits
Defined severance benefits are for employees of the Company’s Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees of the Korean subsidiaries receive defined benefits as severance payments upon leaving the Company based on employment length and pay rate.
The following table provides the components of net periodic benefit costs and the portion of these costs charged to expense:

	Three Months Ended March 31,
(in thousands)	2022	2021
Current service costs	$38,967	$30,555
Interest expense	1,704	594
Amortization of:
Prior service credit	906	23
Net actuarial loss	2,905	1,100
Net periodic benefit costs charged to expense	$44,482	$32,272
s
13.    Net Loss per Share
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. As the liquidation and dividend rights are identical, the undistributed earnings or loss are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted net loss per share attributable to common stockholders are therefore the same for Class A and Class B common stock on both an individual and a combined basis. Basic net loss per share is computed using the weighted-average number of shares of Class A and Class B common stock outstanding during the period. Diluted net loss per share is computed using the weighted-average number of shares of Class A and Class B common stock and potentially dilutive Class A and Class B potential common shares outstanding during the period. The Company's basic and diluted net loss per share are the same because the Company has generated a net loss to common stockholders.

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
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Numerator:
Net loss	$(209,294)	$(295,033)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	1,756,739	434,917

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted	$(0.12)	$(0.68)

Equity compensation awards of 28.9 million shares and 60.2 million shares for the three months ended March 31, 2022 and 2021, respectively, are excluded from the computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders as their effect would have been anti-dilutive.
14.    Segment Reporting
The Company’s CODM is its Chief Executive Officer. On March 2, 2022, the Company announced that it revised its reportable segments to reflect the way the Company manages its business and to promote improved visibility to its business performance. The change led to the following two operating and reportable segments: Product Commerce and Developing Offerings. These segments are based on how the CODM manages the business, allocates resources, makes operating decisions and evaluates operating performance. Prior to this change, we operated in one operating and one reportable segment.
Product Commerce - primarily includes core retail (owned inventory) and marketplace offerings (third-party merchants) and Rocket Fresh, our fresh grocery offering, as well as advertising products associated with these offerings. Revenues from Product Commerce are derived primarily from online product sales of owned inventory to customers in Korea and from commissions earned from merchants that sell products through the Company’s mobile application and website.
Developing Offerings - primarily includes more nascent offerings and services, including Coupang Eats, our restaurant ordering and delivery service, Coupang Play, our online content streaming platform, fintech, certain international initiatives, as well as advertising products associated with these offerings. Revenues from Developing Offerings are primarily generated from online restaurant ordering and delivery services as well as advertising services provided on the Company’s mobile applications and websites.
Our segment operating performance measure is segment adjusted EBITDA. Segment adjusted EBITDA is defined as loss before income taxes for a period before depreciation and amortization, equity-based compensation expense, interest expense, interest income, and other income (expense), net. Segment adjusted EBITDA also excludes impairments and other items that we do not believe are reflective of our ongoing operations.
We generally allocate operating expenses to the respective segments based on usage. The CODM does not evaluate segments using asset information and, accordingly, the Company does not report asset information by segment.

Results of operations for the reportable segments and reconciliation to loss before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net revenues
Product Commerce	$4,936,053	$4,097,651
Developing Offerings	180,633	109,209
Total net revenues	$5,116,686	$4,206,860
Segment adjusted EBITDA
Product Commerce	$2,877	$(69,289)
Developing Offerings	(93,749)	(63,677)
Total segment adjusted EBITDA	$(90,872)	$(132,966)
Reconciling items:
Depreciation and amortization	$(59,240)	$(47,384)
Equity-based compensation	(55,593)	(86,966)
Interest expense	(7,368)	(24,823)
Interest income	3,534	940
Other expense (income), net	490	(3,826)
Loss before income taxes	$(209,049)	$(295,025)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as our audited consolidated financial statements included in our 2021 Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of our 2021 Form 10-K and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, implied by, these forward-looking statements.
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
Beginning in the first quarter of 2022, we organized our operations into two segments: Product Commerce and Developing Offerings. These segments reflect the way management evaluates its business performance and manages its operations. See Note 14 — "Segment Reporting" to the condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our Product Commerce segment primarily generates revenues from online product sales of owned inventory to customers in Korea and from commissions earned from merchants that sell products through the Company’s mobile application and website as well as related advertising services associated with these offerings.
Our Developing Offerings segment focuses on our nascent offerings and primarily generates revenues from our online restaurant ordering and delivery services, online content streaming platform, fintech, as well as related advertising services associated with these offerings.

Key Financial and Operating Highlights:

(in thousands)	Three Months Ended March 31,
	2022	2021	% Change
Total net revenues	$5,116,686	$4,206,860	22%
Total net revenues, constant currency(1)	$5,534,178	$3,926,485	32%
Gross profit(2)	$1,043,406	$732,506	42%
Net loss	$(209,294)	$(295,033)	(29)%
Net loss margin	(4.1)%	(7.0)%
Adjusted EBITDA(1)	$(90,872)	$(132,966)	(32)%
Adjusted EBITDA margin(1)	(1.8)%	(3.2)%
Net cash used in operating activities	$(54,939)	$(183,349)	(70)%
Free cash flow(1)	$(289,600)	$(330,150)	(12)%
Segment adjusted EBITDA:
Product Commerce	$2,877	$(69,289)	NM(3)
Developing Offerings	$(93,749)	$(63,677)	47%

	Trailing Twelve Months Ended March 31,
(in thousands)	2022	2021	% Change
Net cash used in operating activities	$(282,168)	$(196,515)	44%
Free cash flow(1)	$(1,041,827)	$(759,379)	37%
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
(3)Non-meaningful

We have experienced and may continue to experience uncertainty in our business and the global economy due to the duration and intensity of the COVID-19 pandemic; effectiveness and extent of vaccinations; supply chain disruptions including those of our vendors, suppliers and third-party logistics; constraints in logistics and fulfillment related labor costs including costs to attract and retain employees; and consumer confidence which may impact our results. These drivers make it challenging to reasonably quantify the direct impact the pandemic has had, or may have in the future, on our business versus those impacts that may have been, or may be, indirectly related to the pandemic. For additional details, refer to Part I—Item 1A. “Risk Factors” contained in our Form 10-K.
Key Business Metrics and Non-GAAP Financial Measures
We review the key business and financial metrics discussed below. We use these measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Key Business Metrics

	Three Months Ended
(in thousands, except net revenues per Active Customer)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
Active Customers	16,037	17,022	16,823	17,936	18,112
Total net revenues per Active Customer	$262	$263	$276	$283	$283
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
The following tables present the reconciliations from each U.S. GAAP measure to its corresponding non-GAAP measure for the periods noted:
Free Cash Flow

	Three Months Ended March 31,		Trailing Twelve Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Net cash used in operating activities	$(54,939)	$(183,349)	$(282,168)	$(196,515)
Adjustments:
Purchases of property and equipment	(238,906)	(146,831)	(765,738)	(563,356)
Proceeds from sale of property and equipment	4,245	30	6,079	492
Free cash flow	$(289,600)	$(330,150)	$(1,041,827)	$(759,379)
Net cash used in investing activities	$(249,028)	$(150,482)	$(774,071)	$(606,930)
Net cash provided by financing activities	$198,582	$3,505,684	$269,748	$3,569,907

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,
(in thousands)	2022	2021
Total net revenues	$5,116,686	$4,206,860

Net loss	(209,294)	(295,033)
Net loss margin	(4.1)%	(7.0)%
Adjustments:
Depreciation and amortization	59,240	47,384
Interest expense	7,368	24,823
Interest income	(3,534)	(940)
Income tax expense	245	8
Other (income) expense, net	(490)	3,826
Equity-based compensation	55,593	86,966
Adjusted EBITDA	$(90,872)	$(132,966)
Adjusted EBITDA margin	(1.8)%	(3.2)%

Constant Currency Revenue and Constant Currency Revenue Growth

	Three Months Ended March 31,
(in thousands)	2022	2021
Consolidated
Total net revenues	$5,116,686	$4,206,860
Total net revenues growth	22%	74%
Adjustment:
Exchange rate effect	417,492	(280,375)
Total net revenues, constant currency	$5,534,178	$3,926,485
Total net revenues growth, constant currency	32%	63%

Net retail sales	$4,556,107	$3,807,043
Net retail sales growth	20%	70%
Adjustment:
Exchange rate effect	371,752	(253,728)
Net retail sales, constant currency	$4,927,859	$3,553,315
Net retail sales growth, constant currency	29%	59%

Net other revenue	$560,579	$399,817
Net other revenue growth	40%	126%
Adjustment:
Exchange rate effect	45,740	(26,647)
Net other revenue, constant currency	$606,319	$373,170
Net other revenue growth, constant currency	52%	111%

Product Commerce
Net revenues	$4,936,053	$4,097,651
Net revenues growth	20%	70%
Adjustment:
Exchange rate effect	402,753	(273,097)
Net revenues, constant currency	$5,338,806	$3,824,554
Net revenues growth, constant currency	30%	59%

Developing Offerings
Net revenues	$180,633	$109,209
Net revenues growth	65%	2,388%
Adjustment:
Exchange rate effect	14,739	(7,278)
Net revenues, constant currency	$195,372	$101,931
Net revenues growth, constant currency	79%	2,222%

Components of Results of Operations
Total Net Revenues
We categorize our total net revenues as (1) net retail sales and (2) net other revenue. Total net revenues incorporate reductions for estimated returns, promotional discounts, and earned loyalty rewards and exclude amounts collected on behalf of third parties, such as value added taxes. We periodically provide customers with promotional discounts to retail prices, such as percentage discounts and other similar offers, to incentivize increased customer spending and loyalty. These promotional discounts are discretionary and are reflected as reductions to the selling price and revenue recognized on each corresponding transaction. Loyalty rewards are offered as part of revenue transactions to all retail customers, whereby rewards are earned as a percentage of each purchase, for the customer to apply towards the purchase price of a future transaction. We defer a portion of revenue from each originating transaction, based on the estimated standalone selling price of the loyalty reward earned, and then recognize the revenue as the loyalty reward is redeemed in a future transaction, or when they expire. The amount of the deferred revenue related to these loyalty rewards is not material.
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

Results of Operations

	Three Months Ended March 31,
(in thousands)	2022	2021
Net retail sales	$4,556,107	$3,807,043
Net other revenue	560,579	399,817
Total net revenues	5,116,686	4,206,860
Cost of sales	4,073,280	3,474,354
Operating, general and administrative	1,249,111	999,822
Total operating cost and expenses	5,322,391	4,474,176
Operating loss	(205,705)	(267,316)
Interest income	3,534	940
Interest expense	(7,368)	(24,823)
Other income (expense), net	490	(3,826)
Loss before income taxes	(209,049)	(295,025)
Income tax expense	245	8
Net loss	$(209,294)	$(295,033)
Total Net Revenues
Total net revenues include net retail sales and net other revenues as discussed above. The following table presents our total net revenues by segment.

	Three Months Ended March 31,
(in thousands)	2022	2021
Product Commerce	$4,936,053	$4,097,651
Developing Offerings	$180,633	$109,209
Total net revenues	$5,116,686	$4,206,860
Total net revenues increased $910 million or 22% (32% on a constant currency basis), for the three months ended March 31, 2022, when compared to the prior year period.
Product Commerce net revenues increased $838 million or 20% (30% on a constant currency basis), compared to the prior year period. The increase is primarily due to continued year-over-year growth in our Active Customers compared to the prior year period, as well as in total net revenues per Active Customer, driven by increased product selection of our owned inventory, increased customer engagement across more product categories, and increased merchants available on our marketplace.
Developing Offerings net revenues increased $71 million or 65% (79% on a constant currency basis), compared to the prior year period. The increase is primarily the result of increased revenues from our restaurant ordering and delivery business as a result of the growth in our consumers on the platform as well as an increase in the spend per consumer.
Cost of Sales
Cost of sales for the three months ended March 31, 2022 increased $599 million or 17%, compared to the prior year period. The increase for the three months ended March 31, 2022, was primarily attributable to increased product and logistics costs resulting from increased sales and customer demand. Cost of sales as a percentage of revenue decreased from 82.6% to 79.6% for the three months ended March 31, 2022, primarily due to supply chain optimization and an increased percentage of revenues earned from higher margin revenue categories, partially offset by higher logistics costs.

Operating, General and Administrative Expenses
Operating, general and administrative expenses for the three months ended March 31, 2022 increased $249 million or 25%, compared to the prior year period. The increase for the three months ended March 31, 2022 primarily reflects higher labor costs and advertisement expenses to support growth and expansion of newer offerings and initiatives, offset by lower equity-based compensation related to awards with a vesting condition satisfied upon the completion of our IPO in 2021. Operating, general and administrative expenses as a percentage of revenue increased from 23.8% to 24.4% for the three months ended March 31, 2022, primarily related to higher labor and advertising expenses, partially offset by decreases in equity-based compensation.
Interest Expense
Interest expense for the three months ended March 31, 2022 decreased $17 million or (70)%, compared to the prior year period. The decrease was primarily attributable to the conversion of our convertible notes into shares of our Class A common stock as a result of the Corporate Conversion and IPO during the first quarter of 2021.
Segment adjusted EBITDA
The operating performance measure of each segment is segment adjusted EBITDA. Segment adjusted EBITDA is defined as loss before income taxes for a period before depreciation and amortization, interest expense, interest income, income tax expense (benefit), other income (expense), net, equity-based compensation, impairments, and other items that we do not believe are reflective of our ongoing operations associated with our segments.

	Three Months Ended March 31,
(in thousands)	2022	2021
Product Commerce	$2,877	$(69,289)
Developing Offerings	(93,749)	(63,677)
Consolidated adjusted EBITDA	$(90,872)	$(132,966)
Product Commerce segment adjusted EBITDA was $3 million, up $72 million compared to the same period in 2021. The improvement was primarily due to an increase in net revenues, improved margins from supply chain optimization and an increased percentage of revenues earned from higher margin revenue categories, partially offset by increases in logistics costs and operating, general and administrative expenses as discussed above.
Developing Offerings segment adjusted EBITDA loss increased $(30) million or 47%, for the three months ended March 31, 2022, when compared to the prior year period. The increased loss was the result of continued investments made in our licensed content for Coupang Play, as well as start-up costs made for our international e-commerce platforms.
Liquidity and Capital Resources
Liquidity
As of March 31, 2022 and December 31, 2021, we had stockholders’ equity of $2.0 billion and $2.2 billion, respectively. We may continue to incur losses over the next few years. We expect that our investment into our growth strategy will continue to be significant, including with respect to our Developing Offerings segment which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and continuation to expand services, we are currently building and have additional plans to build several new fulfillment centers. We have entered into various construction contracts which are expected to be completed over three years. These contracts have remaining capital expenditure commitments of $467 million as of March 31, 2022. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.
Our primary source of funds has been, and we expect it to continue to be, cash generated from our net revenues, supplemented through debt financing, and sales of our equity securities. We had total cash and cash equivalents and restricted cash of $3.7 billion as of March 31, 2022, compared to $3.8 billion as of December 31, 2021. Additionally, the Company has $1.0 billion under its 2021 revolving credit facility.

During the first quarter of 2021, we completed our initial public offering (“IPO”), in which we issued and sold 100,000,000 shares of our Class A common stock at a price of $35.00 per share. We received net proceeds of approximately $3.4 billion from the IPO after deducting underwriting discounts of $69 million and other offering costs.

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(54,939)	$(183,349)
Net cash used in investing activities	(249,028)	(150,482)
Net cash provided by financing activities	198,582	3,505,684
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(27,404)	(39,457)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(132,789)	$3,132,396
Cash and cash equivalents, and restricted cash, as of beginning of period	$3,810,347	$1,401,302
Cash and cash equivalents, and restricted cash, as of end of period	$3,677,558	$4,533,698
Operating Activities
Our net cash used in operating activities was $(55) million for the three months ended March 31, 2022, representing a change of $128 million, compared to $(183) million of net cash used for operations for the three months ended March 31, 2021. The year-over-year change in operating cash flow was primarily driven by a $86 million decrease in net loss partially offset by a $(6) million decrease in our non-cash expenses contributing to the net loss for the three months ended March 31, 2022. Also contributing to the decrease in cash used in operating activities was an increase in cash flows due to changes in operating assets and liabilities, consisting primarily of a decrease in inventory of $216 million and a corresponding decrease in accounts payable of $(138) million due to improved inventory scheduling and reduced inventory build up leading to reduced payable balances, and a decrease in accrued expenses of $(73) million impacted from the timing of payments related to bonuses paid to employees earlier in 2022.
Investing Activities
Our net cash used in investing activities was $(249) million for the three months ended March 31, 2022, representing an increase of $99 million, or 65%, as compared to $(150) million used in investing activities for the three months ended March 31, 2021. This increase was mainly driven by a $92 million increase in purchases of property and equipment, primarily related to investments in our fulfillment and logistics infrastructure, including purchases of buildings and land, as well as technology equipment and capabilities. For the three months ended March 31, 2022, purchases of land and buildings comprised $23 million of the $239 million in total purchases of property and equipment.
Financing Activities
Our net cash provided by financing activities for the three months ended March 31, 2022 decreased $3.3 billion, compared to the three months ended March 31, 2021. This decrease was primarily driven by $3.4 billion of proceeds, net of underwriting discounts of $69 million and other offering costs, from the issuance of 100,000,000 shares of our Class A common stock upon the completion of our IPO in 2021, a $36 million decrease in cash proceeds from the issuance of common stocks/units related to equity awards and a $138 million increase in repayment of debt and short-term borrowings, partially offset by $288 million in proceeds from debt and short-term borrowings in 2022.
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

Capital Resources
We have entered into material unconditional purchase obligations. These contractual commitments primarily relate to technology related service contracts, fulfillment center construction contracts and software licenses. Refer to Note 8 — "Commitments and Contingencies" in Part I, Item 1 - “Financial Statements (Unaudited)” for disclosure of our future commitments. We generally enter into term loan facility agreements to finance the construction of our fulfillment centers. These agreements may require that we provide for collateral equal to or greater than the amount borrowed under the arrangement. As we continue to build additional fulfillment centers, we expect our borrowings under debt financing arrangements to continue to increase. The Company also has material operating leases which expire over the next eleven years. Total minimum contractual commitments due within the next 9 months were $693 million as of March 31, 2022. Additionally, we have open purchase orders for inventories that are primarily due in the next twelve months, and they are generally cancellable, in full or in part, through the contractual provisions.
Our short-term and long-term borrowings generally include lines of credit with financial institutions available to be drawn upon for general operating purposes.
In March 2022, the Company entered into a new five-year loan agreement to borrow $330 million, which was partially used to repay a term loan facility which matured in March 2022, and to finance infrastructure of a fulfillment center. The Company pledged up to $396 million of certain existing land and a building as collateral. The loan bears interest at a fixed rate of 4.26%.
The Company has a three-year $1.0 billion unsecured credit facility (the “2021 revolving credit facility”). As of March 31, 2022, there was no balance outstanding on the 2021 revolving credit facility.
Refer to Note 6 — "Long-term Debt" in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for disclosure of our debt obligations and collateral.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. GAAP. Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For a discussion of our critical accounting policies and estimates, refer to the section entitled “Critical Accounting Policies and Estimates” in our 2021 Form 10-K.
Other significant accounting policies are also discussed in Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of our 2021 Form 10-K. There have been no significant changes to these policies and estimates for the three months ended March 31, 2022, except as described in Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of March 31, 2022, we had cash, cash equivalents, and restricted cash of $3.7 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from our short-term borrowings. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to strike a balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings include lines of credit with financial institutions, some of which carry variable interest rates. As of March 31, 2022, there was no balance outstanding on our 2021 revolving credit facility. Any future borrowings incurred under the 2021 revolving credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence.
Our term loan facilities have fixed interest rates. While fluctuations in interest rates do not impact our results of operations, the fair value of our debt is impacted by market interest rates, decreasing in periods of rising rates and increasing in periods of declining rates.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of $458 million and a decrease in net loss of $9 million for the three months ended March 31, 2022, respectively.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, our disclosure controls and procedures were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due to the material weaknesses in our internal control over financial reporting, as further described below. As a result, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Previously Reported Material Weakness
As disclosed in our 2021 Form 10-K for the year ended December 31, 2021, we previously identified material weaknesses in our internal control over financial reporting related to (i) the design and effectiveness of information technology general controls, (ii) inadequate segregation of duties, and (iii) inadequate internal control over the timely preparation and review of account reconciliations. We have concluded that these material weaknesses arose because we did not have sufficient qualified accounting resources, formalized processes, and policies necessary to satisfy the accounting and financial reporting requirements of a public company. We have determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
There have been no material developments with respect to the legal proceedings previously disclosed in Part I, Item 3 under the caption “Legal Proceedings” of our 2021 Form 10-K.
Item 1A.   Risk Factors
Investing in our securities involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties disclosed in Part 1, Item 1A, under the caption “Risk Factors,” of our 2021 Form 10-K which risks could materially and adversely affect our business, results of operations, financial condition, and liquidity. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors may not be the only ones that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating globally.
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
Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Not applicable.

Item 6.   Exhibits

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40155	3.1	November 12, 2021
3.2	Bylaws of the Registrant.		10-Q	001-40155	3.2	November 12, 2021
10.1	Form of RSU Award Notice & Agreement for Non-Employee Directors.	X
10.2	Form of RSU Award Notice & Agreement for Executives.	X
10.3	Form of PSU Award Notice & Agreement for Executives.	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

*	Indicates furnished exhibit

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Michael Parker
Michael Parker
Chief Accounting Officer (Principal Accounting Officer)

Dated: May 12, 2022