Form 10-Q
period 2022-06-30
Coupang, Inc.
filed 2022-08-11
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 001-40115

COUPANG, INC.
(Exact name of Registrant as specified in its charter)

Delaware	27-2810505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

720 Olive Way, Suite 600
Seattle, Washington 98101
(206) 333-3839
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Tower 730, 570, Songpa-daero, Songpa-gu, Seoul
Republic of Korea 05510
+82 (2) 6150-5422
(Former name, former address, and formal fiscal year, if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2022, there were 1,591,879,911 shares of the registrant’s Class A common stock and 174,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2022

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
•the effects of global macroeconomic conditions, including impacts relating to the invasion of Ukraine by Russia and its regional and global ramifications, inflationary pressures, a general economic slowdown or recession, further increases in interest rates and changes in monetary policy;
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
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (ir.aboutcoupang.com), our filings with the Securities and Exchange Commission (“SEC”), webcasts, press releases, conference calls, and social media. We use these mediums to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. Notwithstanding the foregoing, the information contained on our website as referenced in this paragraph is not incorporated by reference into this Form 10-Q or any other report or document we file with the SEC.

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$3,107,535	$3,487,708
Restricted cash	163,468	319,800
Accounts receivable, net	187,644	175,350
Inventories	1,451,428	1,421,501
Other current assets	251,324	232,447
Total current assets	5,161,399	5,636,806

Long-term restricted cash	1,151	2,839
Property and equipment, net	1,471,013	1,347,531
Operating lease right-of-use assets	1,436,363	1,374,629
Goodwill	9,707	9,739
Long-term lease deposits and other	345,570	270,290
Total assets	$8,425,203	$8,641,834
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,294,481	$3,442,720
Accrued expenses	241,316	304,293
Deferred revenue	105,429	93,972
Short-term borrowings	47,551	7,811
Current portion of long-term debt	6,108	341,717
Current portion of long-term operating lease obligations	302,148	287,066
Other current liabilities	266,295	266,709
Total current liabilities	4,263,328	4,744,288

Long-term debt	595,557	283,190
Long-term operating lease obligations	1,268,744	1,201,277
Defined severance benefits and other	229,478	237,122
Total liabilities	6,357,107	6,465,877

Commitments and contingencies (Note 8)
Stockholders' equity
Class A common stock, $0.0001 par value, 10,000,000,000 shares authorized, 1,590,313,751 and 1,579,399,667 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; Class B common stock, $0.0001 par value, 250,000,000 shares authorized, 174,802,990 shares issued and outstanding as of June 30, 2022 and December 31, 2021	177	175
Additional paid-in capital	8,014,912	7,874,038
Accumulated other comprehensive loss	(11,691)	(47,739)
Accumulated deficit	(5,935,302)	(5,650,517)
Total stockholders' equity	2,068,096	2,175,957
Total liabilities and stockholders' equity	$8,425,203	$8,641,834
The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net retail sales	$4,481,165	$3,994,506	$9,037,272	$7,801,549
Net other revenue	556,656	483,608	1,117,235	883,425
Total net revenues	5,037,821	4,478,114	10,154,507	8,684,974

Cost of sales	3,884,028	3,819,620	7,957,308	7,293,974
Operating, general and administrative	1,220,936	1,173,430	2,470,047	2,173,252
Total operating cost and expenses	5,104,964	4,993,050	10,427,355	9,467,226

Operating loss	(67,143)	(514,936)	(272,848)	(782,252)

Interest income	7,364	1,907	10,898	2,847
Interest expense	(6,143)	(5,848)	(13,511)	(30,671)
Other (expense) income, net	(9,229)	373	(8,739)	(3,453)
Loss before income taxes	(75,151)	(518,504)	(284,200)	(813,529)

Income tax expense	340	97	585	105

Net loss	(75,491)	(518,601)	(284,785)	(813,634)

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted	$(0.04)	$(0.30)	$(0.16)	$(0.74)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	1,763,264	1,743,109	1,760,019	1,092,626

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(4,970)	(351)	(1,959)	14,621
Actuarial gain (loss) on defined severance benefits, net of tax	34,196	(9,892)	38,007	(8,974)
Total other comprehensive income (loss)	29,226	(10,243)	36,048	5,647
Comprehensive loss	$(46,265)	$(528,844)	$(248,737)	$(807,987)

The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders'/Members' Equity
	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	—	$—	1,754,203	$175	$7,874,038	$(47,739)	$(5,650,517)	$2,175,957
Net loss	—	—	—	—	—	—	—	—	(209,294)	(209,294)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	3,011	—	3,011
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	3,811	—	3,811
Issuance of common stock upon exercise of stock options	—	—	—	—	4,147	1	8,182	—	—	8,183
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	2,708	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	55,593	—	—	55,593
Balance as of March 31, 2022	—	$—	—	$—	1,761,058	$176	$7,937,813	$(40,917)	$(5,859,811)	$2,037,261
Net loss	—	—	—	—	—	—	—	—	(75,491)	(75,491)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(4,970)	—	(4,970)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	34,196	—	34,196
Issuance of common stock upon exercise of stock options	—	—	—	—	2,031	1	4,183	—	—	4,184
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	2,028	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	72,916	—	—	72,916
Balance as of June 30, 2022	—	$—	—	$—	1,765,117	$177	$8,014,912	$(11,691)	$(5,935,302)	$2,068,096

The accompanying notes are an integral part of these condensed consolidated financial statements

	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders'/Members' Equity (Deficit)
	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2020	1,329,465	$3,465,611	105,822	$45,122	—	$—	$25,036	$(31,093)	$(4,107,927)	$(4,068,862)
Net loss	—	—	—	—	—	—	—	—	(295,033)	(295,033)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	14,972	—	14,972
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	918	—	918
Issuance of common units, equity-based compensation plan	—	—	22,901	38,968	—	—	—	—	—	38,968
Equity-based compensation	—	—	—	2,974	—	—	—	—	—	2,974
Impact of Corporate Conversion and IPO
Conversion of common units into Class A and Class B common stock	—	—	(128,723)	(87,064)	128,648	13	87,051	—	—	—
Conversion of redeemable convertible preferred units into Class A and Class B common stock	(1,329,465)	(3,465,611)	—	—	1,329,465	133	3,465,478	—	—	3,465,611
Issuance of Class A common stock, net of underwriting discounts and offering costs	—	—	—	—	100,000	10	3,416,809	—	—	3,416,819
Conversion of convertible notes into Class A common stock	—	—	—	—	171,750	17	609,982	—	—	609,999
Issuance of common stock, equity-based compensation plan subsequent to Corporate Conversion and IPO	—	—	—	—	2,680	—	4,767	—	—	4,767
Equity-based compensation subsequent to Corporate Conversion and IPO	—	—	—	—	—	—	83,992	—	—	83,992
Balance as of March 31, 2021	—	$—	—	$—	1,732,543	$173	$7,693,115	$(15,203)	$(4,402,960)	$3,275,125
Net loss	—	—	—	—	—	—	—	—	(518,601)	(518,601)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(351)	—	(351)
Actuarial loss on defined severance benefits, net of tax	—	—	—	—	—	—	—	(9,892)	—	(9,892)
Issuance of common stock, equity-based compensation plan	—	—	—	—	3,036	—	6,002	—	—	6,002
Equity-based compensation	—	—	—	—	—	—	50,346	—	—	50,346
Balance as of June 30, 2021	—	$—	—	$—	1,735,579	$173	$7,749,463	$(25,446)	$(4,921,561)	$2,802,629

The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(284,785)	$(813,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,639	94,326
Provision for severance benefits	87,436	66,028
Equity-based compensation	128,509	137,312
Paid-in-kind interest and accretion of discount on convertible notes	—	20,148
Inventory and fixed asset losses due to fulfillment center fire	—	284,825
Non-cash operating lease expense	155,686	121,779
Non-cash others	63,621	17,406
Change in operating assets and liabilities:
Accounts receivable, net	(37,342)	(62,381)
Inventories	(185,091)	(267,191)
Other assets	(147,058)	(79,439)
Accounts payable	190,578	396,485
Accrued expenses	(37,665)	9,778
Deferred revenue	20,001	9,136
Other liabilities	(146,730)	(87,044)
Net cash used in operating activities	(73,201)	(152,466)

Investing activities:
Purchases of property and equipment	(419,674)	(315,496)
Proceeds from sale of property and equipment	7,810	125
Other investing activities	(17,834)	9,790
Net cash used in investing activities	(429,698)	(305,581)

Financing activities:
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts	—	3,431,277
Deferred offering costs paid	—	(11,618)
Proceeds from issuance of common stock/units, equity-based compensation plan	12,367	49,737
Proceeds from short-term borrowings and long-term debt	403,436	115,408
Repayment of short-term borrowings and long-term debt	(333,097)	(27,465)
Other financing activities	(2,038)	(981)
Net cash provided by financing activities	80,668	3,556,358
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(115,962)	(38,928)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(538,193)	3,059,383
Cash and cash equivalents, and restricted cash, as of beginning of period	3,810,347	1,401,302
Cash and cash equivalents, and restricted cash, as of end of period	$3,272,154	$4,460,685
Supplemental disclosure of cash-flow information:
Cash paid (received) for income taxes, net of refunds	$1,341	$(267)
Cash paid for interest	$11,459	$8,085
Non-cash investing and financing activities:
Decrease in property and equipment-related accounts payable	$(54,975)	$(8,738)
Conversion of common units into Class A and Class B common stock	$—	$87,064
Conversion of redeemable convertible preferred units into Class A and Class B common stock	$—	$3,465,611
Conversion of convertible notes into Class A common stock	$—	$609,999
The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Coupang, Inc. (“Coupang”), together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), is a Delaware corporation, which owns and operates an e-commerce business that primarily serves the Korean retail market. Through the Company’s mobile applications and Internet websites, the Company offers products and services that span a wide range of categories, including home goods and décor, apparel and beauty products, fresh food and grocery, sporting goods, electronics, restaurant order and delivery, travel, content streaming, advertising, and everyday consumables, which are offered through a fully integrated technology, fulfillment and logistics infrastructure. The Company’s main operations, including procurement, marketing, technology, administrative functions, and fulfillment and logistics infrastructure, are predominantly located in South Korea, with other significant operations and support services performed in China, Singapore, Japan, Taiwan, and the United States.
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
The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and comprehensive loss, and redeemable convertible preferred units and stockholders’/members’ equity (deficit), and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2021 Form 10-K.
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
Fulfillment Center Fire
In June 2021, a fire extensively damaged the Company’s Deokpyeong fulfillment center (the “FC Fire”) resulting in a loss of the inventory, building, equipment, and other assets at the site. Inventory and property and equipment losses from the FC Fire of

$158 million and $127 million were recognized in “Cost of sales” and “Operating, general and administrative,” respectively, during the second quarter of 2021. The Company is insured on property losses from the FC Fire, however, whether and to what extent the Company may recover insurance proceeds on these losses is currently unknown, and as such, no insurance recoveries have been recognized. During the second quarter of 2021, the Company also incurred or accrued for other costs directly related to the FC Fire of $11 million. The FC Fire resulted in an increase to our net loss of $296 million for the three and six months ended June 30, 2021.
Concentration of Credit Risk
Cash and cash equivalents and restricted cash are potentially subject to concentration of credit risk. Cash and cash equivalents, and restricted cash are placed with several financial institutions that management believes are of high credit quality, of which 68% and 77% were held at two and four financial institutions as of June 30, 2022 and December 31, 2021, respectively.
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
2.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net retail sales	$4,481,165	$3,994,506	$9,037,272	$7,801,549
Third-party merchant services	475,553	430,231	966,900	781,165
Other revenue	81,103	53,377	150,335	102,260
Total net revenues	$5,037,821	$4,478,114	$10,154,507	$8,684,974

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
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in deferred revenue on the condensed consolidated balance sheets. The Company recognized revenue of $84 million and $60 million for the six months ended June 30, 2022 and 2021, respectively, which were included in deferred revenue on the consolidated balance sheets as of December 31, 2021 and 2020, respectively. Revenue recognized from customer loyalty program liabilities as of December 31, 2021 and 2020 were not material for the six months ended June 30, 2022 and 2021, respectively.

3.    Supplemental Financial Information
Property and Equipment, net
The following summarizes the Company’s property and equipment, net:

(in thousands)	June 30, 2022	December 31, 2021
Land	$133,012	$140,786
Buildings	295,798	320,059
Equipment and furniture	583,476	551,304
Leasehold improvements	421,995	340,468
Vehicles	140,399	168,585
Software	24,028	34,582
Construction in progress	319,094	200,735
Property and equipment, gross	1,917,802	1,756,519
Less: Accumulated depreciation and amortization	(446,789)	(408,988)
Property and equipment, net	$1,471,013	$1,347,531

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on the Company’s defined severance benefits. As of June 30, 2022 and December 31, 2021, the ending balance in accumulated other comprehensive loss related to foreign currency translation adjustments was $35 million and $36 million, respectively, and the amount related to actuarial losses on defined severance benefits was $(46) million and $(84) million, respectively.
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
The components of operating lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$104,446	$84,355	$206,544	$159,752
Variable and short-term lease cost	9,434	7,907	19,562	16,889
Total operating lease cost	$113,880	$92,262	$226,106	$176,641

Supplemental disclosure of cash flow information related to leases were as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash paid for the amount used to measure the operating lease liabilities	$177,322	$128,892
Operating lease assets obtained in exchange for lease obligations	$291,370	$358,204
Net increase to operating lease right-of-use assets resulting from remeasurements of lease obligations	$32,334	$27,278

The assumptions used to value leases for the periods presented were as follows:

	June 30, 2022	December 31, 2021
Operating leases weighted-average remaining lease term	5.9 years	5.8 years
Operating leases weighted-average discount rate	6.47%	6.17%
As of June 30, 2022, the Company had entered into operating leases that have not commenced with future minimum lease payments of $440 million, that have not been recognized on the Company's condensed consolidated balance sheets. These leases have non-cancellable lease terms of 2 to 11 years.
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
Level 3: Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.
The following table summarizes the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,107,535	$—	$—	$3,107,535
Restricted cash
Time deposit	100,036	—	—	100,036
Money market trust	63,432	—	—	63,432
Long-term restricted cash
Time deposit	1,151	—	—	1,151
Total financial assets	$3,272,154	$—	$—	$3,272,154

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,487,708	$—	$—	$3,487,708
Restricted cash
Time deposit	250,839	—	—	250,839
Money market trust	68,961	—	—	68,961
Long-term restricted cash
Time deposit	2,839	—	—	2,839
Total financial assets	$3,810,347	$—	$—	$3,810,347
Cash and cash equivalents includes bank deposits, money market trusts and time deposits. The carrying amounts of our cash equivalents approximate their fair values, which are based on Level 1 assumptions.

6.    Short-term Borrowings and Long-term Debt
The Company’s short-term borrowings generally include lines of credit or one-year term loan facilities with financial institutions to be utilized for general operating purposes. There were $48 million and $8 million of borrowings outstanding under these facilities as of June 30, 2022 and December 31, 2021, respectively.
Details of carrying amounts of long-term debt were as follows:

(in thousands)					June 30, 2022	December 31, 2021
Maturity Date	Interest rate (%)			Borrowing Limit
February 2024(1)	(4)			$1,000,000	$—	$—
July 2022 - April 2025(2)	2.65	–	4.80	20,291	7,741	20,952
October 2023 - March 2027(3)	2.87	–	5.95	795,732	597,419	605,229
Total principal long-term debt				$1,816,023	$605,160	$626,181
Less: current portion of long-term debt					(6,108)	(341,717)
Less: unamortized discounts					(3,495)	(1,274)
Total long-term debt					$595,557	$283,190
_____________
(1)Relates to the Company’s 2021 revolving credit facility.
(2)The Company entered into various loan agreements with fixed interest rates for general operating purposes.
(3)At June 30, 2022, we had pledged up to $955 million of land and buildings as collateral against term loan facilities.
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
In March 2022, the Company entered into a new five-year loan agreement to borrow $309 million, which was partially used to extinguish the $149 million August 2020 term loan facility which matured in March 2022 and to finance infrastructure of a fulfillment center. The Company pledged up to $371 million of certain existing land and a building as collateral. The loan bears interest at a fixed rate of 4.26%.
The Company was in compliance with the covenants for each of its borrowings and debt agreements as of June 30, 2022.
The Company’s long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on the Company’s current interest rate for similar types of borrowing arrangements. The carrying amount of the long-term debt approximates its fair value as of June 30, 2022 and December 31, 2021 due primarily to the interest rates approximating market interest rates.
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
The convertible notes had an annual effective interest rate of 16.99%. The Company recorded interest expense from its convertible notes for the six months ended June 30, 2021 of $20 million, consisting of $15 million of contractual interest expense and $5 million of debt discount amortization.
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

8.    Commitments and Contingencies
Commitments
The following summarizes the Company’s minimum contractual commitments as of June 30, 2022:

(in thousands)	Unconditional purchase obligations (unrecognized)	Long-term debt (including interest)	Operating leases	Total
Remainder of 2022	$91,933	$12,967	$193,866	$298,766
2023	183,134	93,788	377,523	654,445
2024	148,490	198,560	339,567	686,617
2025	126,880	15,014	282,110	424,004
2026	33,805	58,244	214,143	306,192
Thereafter	116,598	312,634	520,207	949,439
Total undiscounted payments	$700,840	$691,207	$1,927,416	$3,319,463
Less: lease imputed interest			(356,524)
Total lease commitments			$1,570,892
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
Effective July 2022, the Company expanded and extended an existing service arrangement which increased the service period by two years and increased the non-cancellable commitment from $450 million to $1 billion. The Company is committed to spend a minimum of $150 million per year, which is consistent with current spend levels. If such agreement had not been amended, the remaining non-cancellable commitment as of June 30, 2022, would have been $270 million.
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
As of June 30, 2022, the Company had $637 million of unamortized compensation costs related to all unvested RSU awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.7 years, net of estimated forfeitures.

The table below summarizes RSU activity for the six months ended June 30, 2022 is as follows:

	Outstanding RSUs
(in thousands, except unit price)	Number of RSUs	Weighted Average Grant- Date Fair Value
December 31, 2021	23,511	$23.80
Granted	3,816	$23.35
Vested	(2,708)	$24.21
Forfeited / cancelled	(1,149)	$27.78
March 31, 2022	23,470	$23.48
Granted	18,761	$15.88
Vested	(2,028)	$24.07
Forfeited / cancelled	(1,766)	$24.89
June 30, 2022	38,437	$19.68
Equity-based Compensation Expense
The following table presents the effects of equity-based compensation in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	$3,887	$2,744	$7,872	$4,353
Operating, general and administrative	69,029	47,602	120,637	132,959
Total equity-based compensation expense	$72,916	$50,346	$128,509	$137,312
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
Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The impacts of uncertain tax positions are recognized only after determining a more-likely-than-not probability that the uncertain tax positions will not withstand challenge, if any, from the relevant taxing authorities. The Company did not have any material uncertain tax positions as of June 30, 2022 and 2021.
12.    Defined Severance Benefits
Defined severance benefits are for employees of the Company’s Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees of the Korean subsidiaries receive defined benefits as severance payments upon leaving the Company based on employment length and pay rate.

The following table provides the components of net periodic benefit costs and the portion of these costs charged to expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Current service costs	$37,689	$32,224	$76,656	$62,779
Interest expense	1,627	591	3,331	1,185
Amortization of:
Prior service credit	866	23	1,772	46
Net actuarial loss	2,772	918	5,677	2,018
Net periodic benefit costs charged to expense	$42,954	$33,756	$87,436	$66,028
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
The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(75,491)	$(518,601)	$(284,785)	$(813,634)

Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	1,763,264	1,743,109	1,760,019	1,092,626

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted	$(0.04)	$(0.30)	$(0.16)	$(0.74)
Equity compensation awards of 21.5 million shares and 47.8 million shares for the three months ended June 30, 2022 and 2021, respectively, and 25.2 million shares and 54.0 million shares for the six months ended June 30, 2022 and 2021, respectively, are excluded from the computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders as their effect would have been anti-dilutive.

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
Developing Offerings - primarily includes more nascent offerings and services, including Coupang Eats, our restaurant ordering and delivery service, Coupang Play, our online content streaming services, fintech, certain international initiatives, as well as advertising products associated with these offerings. Revenues from Developing Offerings are primarily generated from online restaurant ordering and delivery services provided on the Company’s mobile applications and websites.
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
Results of operations for the reportable segments and reconciliation to loss before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net revenues
Product Commerce	$4,877,531	$4,332,725	$9,813,584	$8,430,376
Developing Offerings	160,290	145,389	340,923	254,598
Total net revenues	$5,037,821	$4,478,114	$10,154,507	$8,684,974
Segment adjusted EBITDA
Product Commerce	$97,840	$(47,873)	$100,717	$(117,162)
Developing Offerings	(31,668)	(74,274)	(125,417)	(137,951)
Total segment adjusted EBITDA	$66,172	$(122,147)	$(24,700)	$(255,113)
Reconciling items:
Depreciation and amortization	$(60,399)	$(46,942)	$(119,639)	$(94,326)
Equity-based compensation	(72,916)	(50,346)	(128,509)	(137,312)
Interest expense	(6,143)	(5,848)	(13,511)	(30,671)
Interest income	7,364	1,907	10,898	2,847
Other (expense) income, net	(9,229)	373	(8,739)	(3,453)
Fulfillment center fire losses	—	(295,501)	—	(295,501)
Loss before income taxes	$(75,151)	$(518,504)	$(284,200)	$(813,529)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”), as well as our audited consolidated financial statements included in our 2021 Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of our 2021 Form 10-K and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.
Overview
We are a leading e-commerce player in Korea. We believe that we are the preeminent online destination for e-commerce in the market because of our broad selection, low prices, and exceptional convenience across our owned inventory selection as well as products offered by third-party merchants. Our unique end-to-end fulfillment, logistics, and technology network enables Rocket Delivery, which provides free, next-day delivery for orders placed any time of the day, even seconds before midnight—across millions of products. Our structural advantages from complete end-to-end integration, investments in technology, and scale economies generate higher efficiencies that allow us to pass savings to customers in the form of lower prices. The capabilities we have built provide us with opportunities to expand into other offerings and geographies.
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
Our Developing Offerings segment focuses on our nascent offerings and primarily generates revenues from our online restaurant ordering and delivery services, online content streaming services, fintech, as well as related advertising services associated with these offerings.

Key Financial and Operating Highlights:

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Total net revenues	$5,037,821	$4,478,114	12%	$10,154,507	$8,684,974	17%
Total net revenues, constant currency(1)	$5,667,005	$4,115,480	27%	$11,201,183	$8,041,965	29%
Gross profit(2)	$1,153,793	$658,494	75%	$2,197,199	$1,391,000	58%
Net loss(4)	$(75,491)	$(518,601)	(85)%	$(284,785)	$(813,634)	(65)%
Net loss margin	(1.5)%	(11.6)%		(2.8)%	(9.4)%
Adjusted EBITDA(1)	$66,172	$(122,147)	NM(3)	$(24,700)	$(255,113)	(90)%
Adjusted EBITDA margin(1)	1.3%	(2.7)%		(0.2)%	(2.9)%
Net cash (used in) provided by operating activities	$(18,262)	$30,883	NM(3)	$(73,201)	$(152,466)	(52)%
Free cash flow(1)	$(195,465)	$(137,687)	42%	$(485,065)	$(467,837)	4%
Segment adjusted EBITDA:
Product Commerce	$97,840	$(47,873)	NM(3)	$100,717	$(117,162)	NM(3)
Developing Offerings	$(31,668)	$(74,274)	(57)%	$(125,417)	$(137,951)	(9)%

				Trailing Twelve Months Ended June 30,
(in thousands)				2022	2021	% Change
Net cash (used in) provided by operating activities				$(331,313)	$74,378	NM(3)
Free cash flow(1)				$(1,099,605)	$(624,215)	76%
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
(2)Gross profit is calculated as total net revenues minus cost of sales, and includes $158 million related to inventory losses from the fulfillment center fire for the three and six months ended June 30, 2021.
(3)Non-meaningful
(4)Net loss includes $296 million related to fulfillment center fire losses for the three and six months ended June 30, 2021.

We have experienced and may continue to experience uncertainty in our business and the global economy due to the duration and intensity of the COVID-19 pandemic; effectiveness and extent of vaccinations; supply chain disruptions including those of our vendors and suppliers; constraints in logistics and fulfillment related labor costs including costs to attract and retain employees; and consumer confidence which may impact our results. These drivers make it challenging to reasonably quantify the direct impact the pandemic has had, or may have in the future, on our business versus those impacts that may have been, or may be, indirectly related to the pandemic. For additional details, refer to Part I—Item 1A. “Risk Factors” contained in our 2021 Form 10-K.
Key Business Metrics and Non-GAAP Financial Measures
We review the key business and financial metrics discussed below. We use these measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Key Business Metrics

	Three Months Ended
(in thousands, except net revenues per Active Customer)	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
Active Customers	17,022	16,823	17,936	18,112	17,885
Total net revenues per Active Customer	$263	$276	$283	$283	$282

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
Free Cash Flow
Free cash flow is defined as cash flow from operations less purchases of property and equipment, plus proceeds from sale of property and equipment. We believe that free cash flow is an additional and useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our core operations that, after purchases and sales of property and equipment, can be used for strategic initiatives, including investing in our business and strengthening our balance sheet. Free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of other U.S. GAAP financial measures, such as net cash provided by operating activities. A limitation of free cash flow is that it may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure. We expect our free cash flow to fluctuate in future periods as we invest in our business to support our plans for growth.
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
The following tables present the reconciliations from each U.S. GAAP measure to its corresponding non-GAAP measure for the periods noted:
Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing Twelve Months Ended June 30,
(in thousands)	2022	2021	2022	2021	2022	2021
Net cash (used in) provided by operating activities	$(18,262)	$30,883	$(73,201)	$(152,466)	$(331,313)	$74,378
Adjustments:
Purchases of property and equipment	(180,768)	(168,665)	(419,674)	(315,496)	(777,841)	(699,003)
Proceeds from sale of property and equipment	3,565	95	7,810	125	9,549	410
Free cash flow	$(195,465)	$(137,687)	$(485,065)	$(467,837)	$(1,099,605)	$(624,215)
Net cash used in investing activities	$(180,670)	$(155,099)	$(429,698)	$(305,581)	$(799,642)	$(727,498)
Net cash (used in) provided by financing activities	$(117,914)	$50,674	$80,668	$3,556,358	$101,160	$3,681,080

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Total net revenues	$5,037,821	$4,478,114	$10,154,507	$8,684,974

Net loss	(75,491)	(518,601)	(284,785)	(813,634)
Net loss margin	(1.5)%	(11.6)%	(2.8)%	(9.4)%
Adjustments:
Depreciation and amortization	60,399	46,942	119,639	94,326
Interest expense	6,143	5,848	13,511	30,671
Interest income	(7,364)	(1,907)	(10,898)	(2,847)
Income tax expense	340	97	585	105
Other expense (income), net	9,229	(373)	8,739	3,453
Equity-based compensation	72,916	50,346	128,509	137,312
Fulfillment center fire losses	—	295,501	—	295,501
Adjusted EBITDA	$66,172	$(122,147)	$(24,700)	$(255,113)
Adjusted EBITDA margin	1.3%	(2.7)%	(0.2)%	(2.9)%

Constant Currency Revenue and Constant Currency Revenue Growth

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Consolidated
Total net revenues	$5,037,821	$4,478,114	$10,154,507	$8,684,974
Total net revenues growth	12%	71%	17%	73%
Adjustment:
Exchange rate effect	629,184	(362,634)	1,046,676	(643,009)
Total net revenues, constant currency	$5,667,005	$4,115,480	$11,201,183	$8,041,965
Total net revenues growth, constant currency	27%	57%	29%	60%

Net retail sales	$4,481,165	$3,994,506	$9,037,272	$7,801,549
Net retail sales growth	12%	65%	16%	68%
Adjustment:
Exchange rate effect	559,765	(323,875)	931,517	(577,603)
Net retail sales, constant currency	$5,040,930	$3,670,631	$9,968,789	$7,223,946
Net retail sales growth, constant currency	26%	52%	28%	55%

Net other revenue	$556,656	$483,608	$1,117,235	$883,425
Net other revenue growth	15%	151%	26%	139%
Adjustment:
Exchange rate effect	69,419	(38,759)	115,159	(65,406)
Net other revenue, constant currency	$626,075	$444,849	$1,232,394	$818,019
Net other revenue growth, constant currency	29%	131%	40%	121%

Product Commerce
Net revenues	$4,877,531	$4,332,725	$9,813,584	$8,430,376
Net revenues growth	13%	66%	16%	68%
Adjustment:
Exchange rate effect	608,782	(351,063)	1,011,535	(624,160)
Net revenues, constant currency	$5,486,313	$3,981,662	$10,825,119	$7,806,216
Net revenues growth, constant currency	27%	53%	28%	56%

Developing Offerings
Net revenues	$160,290	$145,389	$340,923	$254,598
Net revenues growth	10%	1494%	34%	1,784%
Adjustment:
Exchange rate effect	20,402	(11,571)	35,141	(18,849)
Net revenues, constant currency	$180,692	$133,818	$376,064	$235,749
Net revenues growth, constant currency	24%	1367%	48%	1,645%

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net retail sales	$4,481,165	$3,994,506	$9,037,272	$7,801,549
Net other revenue	556,656	483,608	1,117,235	883,425
Total net revenues	5,037,821	4,478,114	10,154,507	8,684,974
Cost of sales	3,884,028	3,819,620	7,957,308	7,293,974
Operating, general and administrative	1,220,936	1,173,430	2,470,047	2,173,252
Total operating cost and expenses	5,104,964	4,993,050	10,427,355	9,467,226
Operating loss	(67,143)	(514,936)	(272,848)	(782,252)
Interest income	7,364	1,907	10,898	2,847
Interest expense	(6,143)	(5,848)	(13,511)	(30,671)
Other (expense) income, net	(9,229)	373	(8,739)	(3,453)
Loss before income taxes	(75,151)	(518,504)	(284,200)	(813,529)
Income tax expense	340	97	585	105
Net loss	$(75,491)	$(518,601)	$(284,785)	$(813,634)
Total Net Revenues
Total net revenues include net retail sales and net other revenues as discussed above. The following table presents our total net revenues by segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Product Commerce	$4,877,531	$4,332,725	$9,813,584	$8,430,376
Developing Offerings	160,290	145,389	340,923	254,598
Total net revenues	$5,037,821	$4,478,114	$10,154,507	$8,684,974
Total net revenues increased $0.6 billion or 12% (27% on a constant currency basis), and $1.5 billion or 17% (29% on a constant currency basis), respectively, for the three and six months ended June 30, 2022, when compared to the prior year periods.
Product Commerce net revenues increased $0.5 billion or 13% (27% on a constant currency basis), and $1.4 billion or 16% (28% on a constant currency basis), respectively, for the three and six months ended June 30, 2022, when compared to the prior periods. The increase is primarily due to continued year-over-year growth in our Active Customers compared to the prior year period, as well as in total net revenues per Active Customer, driven by increased product selection of our owned inventory, increased customer engagement across more product categories, and increased merchants available on our marketplace.
Developing Offerings net revenues increased $15 million or 10% (24% on a constant currency basis), and $86 million or 34% (48% on a constant currency basis), respectively, for the three and six months ended June 30, 2022, when compared to the prior year periods. The increase is primarily the result of increased revenues from our restaurant ordering and delivery business as a result of an increase in the spend per consumer.
Cost of Sales
Cost of sales for the three and six months ended June 30, 2022 increased $64 million or 2%, and $663 million or 9%, respectively, compared to the prior year periods. The increase was primarily attributable to increased product costs resulting from increased sales and customer demand. Cost of sales as a percentage of revenue decreased from 85.3% and 84.0% for the three and six months ended June 30, 2021, respectively, to 77.1% and 78.4% for the three and six months ended June 30, 2022, respectively, primarily due to supply chain optimization, an increased percentage of revenues earned from higher margin revenue categories, and costs of $158 million in the prior year period related to the fulfillment center fire in 2021.

Operating, General and Administrative Expenses
Operating, general and administrative expenses for the three and six months ended June 30, 2022 increased $48 million or 4%, and $297 million, or 14%, respectively, compared to the prior year periods. The increase primarily reflects higher labor costs and advertisement expenses to support growth and expansion of newer offerings and initiatives. These expenses as a percentage of revenue decreased from 26.2% to 24.2% for the three months ended June 30, 2022 related primarily to costs of $138 million in the prior year period related to the fulfillment center fire in 2021, partially offset by increases in labor costs and advertising expenses, and decreased from 25.0% to 24.3% for the six months ended June 30, 2022 primarily related to costs of $138 million in the prior year period related to the fulfillment center fire, partially offset by increases in advertising expenses.
Interest Expense
Interest expense for the three and six months ended June 30, 2022 increased $0.3 million or 5%, and decreased $17.2 million or (56)%, respectively, compared to the prior year periods. The decrease for the six months was primarily attributable to the conversion of our convertible notes into shares of our Class A common stock as a result of the Corporate Conversion and IPO during the first quarter of 2021.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Product Commerce	$97,840	$(47,873)	$100,717	$(117,162)
Developing Offerings	(31,668)	(74,274)	(125,417)	(137,951)
Consolidated adjusted EBITDA	$66,172	$(122,147)	$(24,700)	$(255,113)
Product Commerce segment adjusted EBITDA was $98 million and $101 million, respectively, for the three and six months ended June 30, 2022, an increase of $146 million and $218 million compared to the same periods in 2021. The improvement was primarily due to an increase in net revenues, improved margins from supply chain optimization and an increased percentage of revenues earned from higher margin revenue categories, partially offset operating, general and administrative expenses as discussed above.
Developing Offerings segment adjusted EBITDA improved $43 million or 57%, and $13 million or 9% for the three and six months ended June 30, 2022, when compared to the prior year periods. The improved adjusted EBITDA was the result of lower advertising and promotional costs and lower delivery costs per order associated with Coupang Eats, offset by continued investments made in our licensed content for Coupang Play, as well as start-up costs made for our international e-commerce offerings.
Liquidity and Capital Resources
Liquidity
As of June 30, 2022 and December 31, 2021, we had stockholders’ equity of $2.1 billion and $2.2 billion, respectively. We may continue to incur losses over the next few years. We expect that our investment into our growth strategy will continue to be significant, including with respect to our Developing Offerings segment which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and continuation to expand services, we are currently building and have additional plans to build several new fulfillment centers. We have entered into various construction contracts which are generally expected to be completed over the next three years. These contracts have remaining capital expenditure commitments of $525 million as of June 30, 2022. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.

Our primary source of funds have been cash generated from our net revenues, supplemented through debt financing, and sales of our equity securities. Our primary source of funds are expected to be our cash and cash equivalents, and cash generated from our net revenues, supplemented through debt financings. We had total cash and cash equivalents and restricted cash of $3.3 billion as of June 30, 2022, compared to $3.8 billion as of December 31, 2021. Additionally, the Company has $1.0 billion available under its 2021 revolving credit facility.
During the first quarter of 2021, we completed our initial public offering (“IPO”), in which we issued and sold 100,000,000 shares of our Class A common stock at a price of $35.00 per share. We received net proceeds of approximately $3.4 billion from the IPO after deducting underwriting discounts of $69 million and other offering costs.

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(73,201)	$(152,466)
Net cash used in investing activities	(429,698)	(305,581)
Net cash provided by financing activities	80,668	3,556,358
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(115,962)	(38,928)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(538,193)	$3,059,383
Cash and cash equivalents, and restricted cash, as of beginning of period	$3,810,347	$1,401,302
Cash and cash equivalents, and restricted cash, as of end of period	$3,272,154	$4,460,685
Operating Activities
Our net cash used in operating activities was $(73) million for the six months ended June 30, 2022, representing a change of $79 million, compared to $(152) million of net cash used for operations for the six months ended June 30, 2021. The year-over-year change in operating cash flow was primarily driven by a $529 million decrease in net loss partially offset by a $(187) million decrease in our non-cash expenses contributing to the net loss for the six months ended June 30, 2022. Offsetting the improvement in cash used in operating activities was the increase in cash outflows from changes in operating assets and liabilities, consisting primarily of a decrease in inventory of $82 million and a corresponding decrease in accounts payable of $(206) million due to improved inventory scheduling and reduced inventory build-up leading to reduced payable balances, an increase in other assets of $(68) million as a result of additional advances made to vendors and suppliers compared to the prior year, a decrease in accrued expenses of $(47) million impacted by lower employee accruals compared to the prior year due to slower headcount growth, and a decrease in other liabilities of $(60) million from operating lease liabilities and our defined severance benefit plan.
Investing Activities
Our net cash used in investing activities was $(430) million for the six months ended June 30, 2022, representing an increase of $124 million, or 41%, as compared to $(306) million used in investing activities for the six months ended June 30, 2021. This increase was mainly driven by a $104 million increase in purchases of property and equipment, primarily related to investments in our fulfillment and logistics infrastructure, including purchases of buildings, land and equipment. For the six months ended June 30, 2022, purchases of land and buildings comprised $48 million of the $420 million in total purchases of property and equipment.
Financing Activities
Our net cash provided by financing activities for the six months ended June 30, 2022 decreased $3.5 billion, compared to the six months ended June 30, 2021. This decrease was primarily driven by $3.4 billion of proceeds, net of underwriting discounts of $69 million and other offering costs, from the issuance of 100,000,000 shares of our Class A common stock upon the completion of our IPO in 2021, a $37 million decrease in cash proceeds from the issuance of common stocks/units related to equity awards and a $306 million increase in repayment of debt and short-term borrowings, partially offset by $288 million in proceeds from debt and short-term borrowings.
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

Capital Resources
We have entered into material unconditional purchase obligations. These contractual commitments primarily relate to technology related service contracts, fulfillment center construction contracts and software licenses. Refer to Note 8 — "Commitments and Contingencies" in Part I, Item 1 - “Financial Statements (Unaudited)” for disclosure of our future commitments. We generally enter into term loan facility agreements to finance the construction of our fulfillment centers. These agreements may require that we provide for collateral equal to or greater than the amount borrowed under the arrangement. As we continue to build additional fulfillment centers, we expect our borrowings under debt financing arrangements to continue to increase. The Company also has material operating leases which expire over the next eleven years. Total minimum contractual commitments due within the next 6 months were $299 million as of June 30, 2022. Additionally, we have open purchase orders for inventories that are primarily due in the next twelve months, and they are generally cancellable, in full or in part, through the contractual provisions.
Our short-term and long-term borrowings generally include lines of credit with financial institutions available to be drawn upon for general operating purposes.
In March 2022, the Company entered into a new five-year loan agreement to borrow $309 million, which was partially used to extinguish the $149 million August 2020 term loan facility which matured in March 2022 and to finance infrastructure of a fulfillment center. The Company pledged up to $371 million of certain existing land and a building as collateral. The loan bears interest at a fixed rate of 4.26%.
The Company has a three-year $1.0 billion unsecured credit facility (the “2021 revolving credit facility”). As of June 30, 2022, there was no balance outstanding on the 2021 revolving credit facility.
Refer to Note 6 — "Short-Term Borrowings and Long-Term Debt" in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for disclosure of our debt obligations and collateral.
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
Other significant accounting policies are also discussed in Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of our 2021 Form 10-K. There have been no significant changes to these policies and estimates for the six months ended June 30, 2022, except as described in Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of June 30, 2022, we had cash, cash equivalents, and restricted cash of $3.3 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from our short-term borrowings. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to strike a balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings include lines of credit with financial institutions, some of which carry variable interest rates. As of June 30, 2022, there was no balance outstanding on our 2021 revolving credit facility. Any future borrowings incurred under the 2021 revolving credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of approximately $451 million and $909 million and an immaterial impact in net loss for the three and six months ended June 30, 2022, respectively.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, our disclosure controls and procedures were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2022, due to the material weaknesses in our internal control over financial reporting, as further described below. As a result, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Previously Reported Material Weakness
As disclosed in our 2021 Form 10-K, we previously identified material weaknesses in our internal control over financial reporting related to (i) the design and effectiveness of information technology general controls, (ii) inadequate segregation of duties, and (iii) inadequate internal control over the timely preparation and review of account reconciliations. We have concluded that these material weaknesses arose because we did not have sufficient qualified accounting resources, formalized processes, and policies necessary to satisfy the accounting and financial reporting requirements of a public company. We have determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Not applicable.

Item 6.   Exhibits

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40155	3.1	November 12, 2021
3.2	Bylaws of the Registrant.		10-Q	001-40155	3.2	November 12, 2021
10.1	Form of Annual RSU Award Notice & Agreement for Non-Employee Directors.	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

*	Indicates furnished exhibit

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Michael Parker
Michael Parker
Chief Accounting Officer (Principal Accounting Officer)

Dated: August 11, 2022