Form 10-Q
period 2022-09-30
Coupang, Inc.
filed 2022-11-10
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2022, there were 1,595,495,238 shares of the registrant’s Class A common stock and 174,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2022

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

Part I. Financial Information
Item 1.  Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,903,052	$3,487,708
Restricted cash	156,970	319,800
Accounts receivable, net	169,424	175,350
Inventories	1,406,380	1,421,501
Other current assets	292,215	232,447
Total current assets	4,928,041	5,636,806

Long-term restricted cash	192	2,839
Property and equipment, net	1,540,088	1,347,531
Operating lease right-of-use assets	1,292,486	1,374,629
Goodwill	10,121	9,739
Long-term lease deposits and other	355,733	270,290
Total assets	$8,126,661	$8,641,834
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,940,540	$3,442,720
Accrued expenses	248,794	304,293
Deferred revenue	129,235	93,972
Short-term borrowings	159,640	7,811
Current portion of long-term debt	2,719	341,717
Current portion of long-term operating lease obligations	278,030	287,066
Other current liabilities	270,295	266,709
Total current liabilities	4,029,253	4,744,288

Long-term debt	561,069	283,190
Long-term operating lease obligations	1,142,179	1,201,277
Defined severance benefits and other	222,194	237,122
Total liabilities	5,954,695	6,465,877

Commitments and contingencies (Note 8)
Stockholders' equity
Class A common stock, $0.0001 par value, 10,000,000,000 shares authorized, 1,594,140,393 and 1,579,399,667 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; Class B common stock, $0.0001 par value, 250,000,000 shares authorized, 174,802,990 shares issued and outstanding as of September 30, 2022 and December 31, 2021	177	175
Additional paid-in capital	8,080,618	7,874,038
Accumulated other comprehensive loss	(64,206)	(47,739)
Accumulated deficit	(5,844,623)	(5,650,517)
Total stockholders' equity	2,171,966	2,175,957
Total liabilities and stockholders' equity	$8,126,661	$8,641,834
The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net retail sales	$4,540,393	$4,137,136	$13,577,665	$11,938,685
Net other revenue	560,941	507,569	1,678,176	1,390,994
Total net revenues	5,101,334	4,644,705	15,255,841	13,329,679

Cost of sales	3,867,446	3,890,178	11,824,754	11,184,152
Operating, general and administrative	1,156,468	1,069,639	3,626,515	3,242,891
Total operating cost and expenses	5,023,914	4,959,817	15,451,269	14,427,043

Operating income (loss)	77,420	(315,112)	(195,428)	(1,097,364)

Interest income	15,403	2,603	26,301	5,450
Interest expense	(6,485)	(7,376)	(19,996)	(38,047)
Other income (expense), net	11,224	(4,026)	2,485	(7,479)
Income (loss) before income taxes	97,562	(323,911)	(186,638)	(1,137,440)

Income tax expense	6,883	66	7,468	171

Net income (loss)	90,679	(323,977)	(194,106)	(1,137,611)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(52,758)	24,266	(54,717)	38,887
Actuarial gain (loss) on defined severance benefits, net of tax	243	1,266	38,250	(7,708)
Total other comprehensive (loss) income	(52,515)	25,532	(16,467)	31,179
Comprehensive income (loss)	$38,164	$(298,445)	$(210,573)	$(1,106,432)

Net income (loss) attributable to Class A and Class B common stockholders per share:
Basic and diluted	$0.05	$(0.19)	$(0.11)	$(0.87)
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	1,767,275	1,747,255	1,762,465	1,313,234
Diluted	1,790,941	1,747,255	1,762,465	1,313,234

The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders'/Members' Equity
	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	—	$—	1,754,203	$175	$7,874,038	$(47,739)	$(5,650,517)	$2,175,957
Net loss	—	—	—	—	—	—	—	—	(209,294)	(209,294)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	3,011	—	3,011
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	3,811	—	3,811
Issuance of common stock upon exercise of stock options	—	—	—	—	4,147	1	8,182	—	—	8,183
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	2,708	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	55,593	—	—	55,593
Balance as of March 31, 2022	—	$—	—	$—	1,761,058	$176	$7,937,813	$(40,917)	$(5,859,811)	$2,037,261
Net loss	—	—	—	—	—	—	—	—	(75,491)	(75,491)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(4,970)	—	(4,970)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	34,196	—	34,196
Issuance of common stock upon exercise of stock options	—	—	—	—	2,031	1	4,183	—	—	4,184
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	2,028	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	72,916	—	—	72,916
Balance as of June 30, 2022	—	$—	—	$—	1,765,117	$177	$8,014,912	$(11,691)	$(5,935,302)	$2,068,096
Net income	—	—	—	—	—	—	—	—	90,679	90,679
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(52,758)	—	(52,758)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	243	—	243
Issuance of common stock upon exercise of stock options	—	—	—	—	1,204	—	2,631	—	—	2,631
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	2,622	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	63,075	—	—	63,075
Balance as of September 30, 2022	—	$—	—	$—	1,768,943	$177	$8,080,618	$(64,206)	$(5,844,623)	$2,171,966

The accompanying notes are an integral part of these condensed consolidated financial statements

	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders'/Members' Equity (Deficit)
	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2020	1,329,465	$3,465,611	105,822	$45,122	—	$—	$25,036	$(31,093)	$(4,107,927)	$(4,068,862)
Net loss	—	—	—	—	—	—	—	—	(295,033)	(295,033)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	14,972	—	14,972
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	918	—	918
Issuance of common units, equity-based compensation plan	—	—	22,901	38,968	—	—	—	—	—	38,968
Equity-based compensation	—	—	—	2,974	—	—	—	—	—	2,974
Impact of Corporate Conversion and IPO
Conversion of common units into Class A and Class B common stock	—	—	(128,723)	(87,064)	128,648	13	87,051	—	—	—
Conversion of redeemable convertible preferred units into Class A and Class B common stock	(1,329,465)	(3,465,611)	—	—	1,329,465	133	3,465,478	—	—	3,465,611
Issuance of Class A common stock, net of underwriting discounts and offering costs	—	—	—	—	100,000	10	3,416,809	—	—	3,416,819
Conversion of convertible notes into Class A common stock	—	—	—	—	171,750	17	609,982	—	—	609,999
Issuance of common stock, equity-based compensation plan subsequent to Corporate Conversion and IPO	—	—	—	—	2,680	—	4,767	—	—	4,767
Equity-based compensation subsequent to Corporate Conversion and IPO	—	—	—	—	—	—	83,992	—	—	83,992
Balance as of March 31, 2021	—	$—	—	$—	1,732,543	$173	$7,693,115	$(15,203)	$(4,402,960)	$3,275,125
Net loss	—	—	—	—	—	—	—	—	(518,601)	(518,601)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(351)	—	(351)
Actuarial loss on defined severance benefits, net of tax	—	—	—	—	—	—	—	(9,892)	—	(9,892)
Issuance of common stock, equity-based compensation plan	—	—	—	—	3,036	—	6,002	—	—	6,002
Equity-based compensation	—	—	—	—	—	—	50,346	—	—	50,346
Balance as of June 30, 2021	—	$—	—	$—	1,735,579	$173	$7,749,463	$(25,446)	$(4,921,561)	$2,802,629
Net loss	—	—	—	—	—	—	—	—	(323,977)	(323,977)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	24,266	—	24,266
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	1,266	—	1,266
Issuance of common stock, equity-based compensation plan	—	—	—	—	14,776	1	7,783	—	—	7,784
Equity-based compensation	—	—	—	—	—	—	56,138	—	—	56,138
Balance as of September 30, 2021	—	$—	—	$—	1,750,355	$174	$7,813,384	$86	$(5,245,538)	$2,568,106

The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(194,106)	$(1,137,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174,063	145,866
Provision for severance benefits	124,056	100,649
Equity-based compensation	191,584	193,450
Paid-in-kind interest and accretion of discount on convertible notes	—	20,148
Inventory and fixed asset losses due to fulfillment center fire	—	284,825
Non-cash operating lease expense	231,333	187,926
Non-cash others	56,536	32,786
Change in operating assets and liabilities:
Accounts receivable, net	(39,325)	(75,958)
Inventories	(288,761)	(308,559)
Other assets	(273,554)	(182,375)
Accounts payable	163,508	561,528
Accrued expenses	(6,359)	50,604
Deferred revenue	57,993	13,015
Other liabilities	(212,005)	(94,126)
Net cash used in operating activities	(15,037)	(207,832)

Investing activities:
Purchases of property and equipment	(703,074)	(505,554)
Proceeds from sale of property and equipment	10,600	960
Other investing activities	(25,979)	(2,218)
Net cash used in investing activities	(718,453)	(506,812)

Financing activities:
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts	—	3,431,277
Deferred offering costs paid	—	(11,618)
Proceeds from issuance of common stock/units, equity-based compensation plan	14,998	57,521
Proceeds from short-term borrowings and long-term debt	543,185	308,772
Repayment of short-term borrowings and long-term debt	(337,071)	(111,472)
Net short-term borrowings and other financing activities	5,377	(2,289)
Net cash provided by financing activities	226,489	3,672,191
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(243,132)	(88,842)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(750,133)	2,868,705
Cash and cash equivalents, and restricted cash, as of beginning of period	3,810,347	1,401,302
Cash and cash equivalents, and restricted cash, as of end of period	$3,060,214	$4,270,007
Supplemental disclosure of cash-flow information:
Cash paid for income taxes, net of refunds	$2,851	$1,088
Cash paid for interest	$17,142	$14,175
Non-cash investing and financing activities:
Decrease in property and equipment-related accounts payable	$(72,052)	$(5,516)
Conversion of common units into Class A and Class B common stock	$—	$87,064
Conversion of redeemable convertible preferred units into Class A and Class B common stock	$—	$3,465,611
Conversion of convertible notes into Class A common stock	$—	$609,999
The accompanying notes are an integral part of these condensed consolidated financial statements

COUPANG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     Basis of Presentation and Summary of Significant Accounting Policies
Description of Business
Coupang, Inc. (“Coupang”), together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us,” or “our”), is a Delaware corporation, which owns and operates an e-commerce business that primarily serves the Korean retail market. Through the Company’s mobile applications and Internet websites, the Company offers products and services that span a wide range of categories, including home goods and décor, apparel and beauty products, fresh food and grocery, sporting goods, electronics, everyday consumables, travel, restaurant order and delivery, content streaming, and advertising, which are offered through a fully integrated technology, fulfillment and logistics infrastructure. The Company is headquartered in the United States, with operations and support services performed in markets including South Korea, Japan, Taiwan, Singapore, and China.
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
The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position, results of operations and comprehensive income (loss), redeemable convertible preferred units and stockholders’/members’ equity (deficit), and cash flows for the periods presented, but are not necessarily indicative of the results of operations to be anticipated for any future annual or interim period. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s 2021 Form 10-K.
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
Fulfillment Center Fire
In June 2021, a fire extensively damaged the Company’s Deokpyeong fulfillment center (the “FC Fire”) resulting in a loss of the inventory, building, equipment, and other assets at the site. Inventory and property and equipment losses from the FC Fire of $158 million and $127 million were recognized in “Cost of sales” and “Operating, general and administrative,” respectively, during the second quarter of 2021. The Company is insured on property losses from the FC Fire; however, whether and to what extent the Company may recover insurance proceeds on these losses is currently unknown, and as such, no insurance recoveries have been recognized. During the second quarter of 2021, the Company also incurred or accrued for other costs directly related to the FC Fire of $11 million. The FC Fire resulted in an increase to our net loss of $296 million for the nine months ended September 30, 2021.
Concentration of Credit Risk
Cash and cash equivalents and restricted cash are potentially subject to concentration of credit risk. Cash and cash equivalents, and restricted cash are placed with several financial institutions that management believes are of high credit quality, of which 58% and 77% were held at two and four financial institutions as of September 30, 2022 and December 31, 2021, respectively. The Company’s gross accounts receivable include amounts concentrated with two and one payment processing companies representing 38% and 14% of gross accounts receivable at September 30, 2022 and December 31, 2021, respectively.
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
Recent Accounting Pronouncements Yet To Be Adopted
In September 2022, the FASB issued ASU 2022-04, “Supplier Finance Programs (Subtopic 405-50) - Disclosure of Supplier Finance Program Obligations.” The standard will require entities that use supplier finance programs to make disclosures about the key terms of the program, the balance sheet presentation of the related amounts and disclose the amounts outstanding, including providing a rollforward of such amounts. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2022, with the exception of the rollforward disclosure which will be effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is allowed under the standard. The Company is evaluating the effect of adopting the ASU on our condensed consolidated financial statements.
2.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net retail sales	$4,540,393	$4,137,136	$13,577,665	$11,938,685
Third-party merchant services	447,868	450,634	1,414,768	1,231,799
Other revenue	113,073	56,935	263,408	159,195
Total net revenues	$5,101,334	$4,644,705	$15,255,841	$13,329,679

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
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in deferred revenue on the condensed consolidated balance sheets. The Company recognized revenue of $82 million and $60 million for the nine months ended September 30, 2022 and 2021, respectively, which were included in deferred revenue on the consolidated balance sheets as of December 31, 2021 and 2020, respectively. Revenue recognized from customer loyalty program liabilities as of December 31, 2021 and 2020 were not material for the nine months ended September 30, 2022 and 2021, respectively.
3.    Supplemental Financial Information
Property and Equipment, net
The following summarizes the Company’s property and equipment, net:

(in thousands)	September 30, 2022	December 31, 2021
Land	$236,691	$140,786
Buildings	268,891	320,059
Equipment and furniture	537,280	551,304
Leasehold improvements	419,447	340,468
Vehicles	124,313	168,585
Software	22,154	34,582
Construction in progress	371,464	200,735
Property and equipment, gross	1,980,240	1,756,519
Less: Accumulated depreciation and amortization	(440,152)	(408,988)
Property and equipment, net	$1,540,088	$1,347,531

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on the Company’s defined severance benefits. As of September 30, 2022 and December 31, 2021, the ending balance in accumulated other comprehensive loss related to foreign currency translation adjustments was $(18) million and $36 million, respectively, and the amount related to actuarial losses on defined severance benefits was $(46) million and $(84) million, respectively.
4.    Leases
The Company is obligated under operating leases primarily for vehicles, equipment, warehouses, and facilities that expire over the next eleven years. These leases can contain renewal options. Because the Company is not reasonably certain to exercise these renewal options, or the renewal options are not solely within the Company’s discretion, the options are not considered in determining the lease term, and the associated potential option payments are excluded from expected minimum lease payments. The Company’s leases generally do not include termination options for either party or restrictive financial or other covenants.
The components of operating lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$100,616	$87,814	$307,160	$247,566
Variable and short-term lease cost	10,348	9,895	29,910	26,784
Total operating lease cost	$110,964	$97,709	$337,070	$274,350

Supplemental disclosure of cash flow information related to leases were as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for the amount used to measure the operating lease liabilities	$273,485	$204,791
Operating lease assets obtained in exchange for lease obligations	$355,149	$485,788
Net increase to operating lease right-of-use assets resulting from remeasurements of lease obligations	$4,637	$40,812

The assumptions used to value leases for the periods presented were as follows:

	September 30, 2022	December 31, 2021
Operating leases weighted-average remaining lease term	5.8 years	5.8 years
Operating leases weighted-average discount rate	6.67%	6.17%
As of September 30, 2022, the Company had entered into operating leases that have not commenced with future minimum lease payments of $285 million, that have not been recognized on the Company's condensed consolidated balance sheets. These leases have non-cancellable lease terms of 2 to 10 years.
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
Level 3: Unobservable inputs in which there is little or no market data and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company's financial assets and financial liabilities that are measured at fair value on a recurring basis:

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,903,052	$—	$—	$2,903,052
Restricted cash
Time deposit	96,525	—	—	96,525
Money market trust	60,445	—	—	60,445
Other current assets
Time deposit	6,970	—	—	6,970
Long-term restricted cash
Time deposit	192	—	—	192
Total financial assets	$3,067,184	$—	$—	$3,067,184

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,487,708	$—	$—	$3,487,708
Restricted cash
Time deposit	250,839	—	—	250,839
Money market trust	68,961	—	—	68,961
Long-term restricted cash
Time deposit	2,839	—	—	2,839
Total financial assets	$3,810,347	$—	$—	$3,810,347
Cash and cash equivalents includes bank deposits, money market trusts and time deposits. The carrying amounts of our cash equivalents approximate their fair values, which are based on Level 1 assumptions.
6.    Short-term Borrowings and Long-term Debt
The Company’s short-term borrowings generally include lines of credit and term loan facilities with financial institutions to be utilized for general operating purposes. There were $160 million and $8 million of borrowings outstanding under these facilities as of September 30, 2022 and December 31, 2021, respectively.
In September 2022, the Company entered into a $77 million one-year term loan agreement. The Company pledged $92 million of certain land as collateral. The loan bears interest at a fixed rate of 4.75%. Principal is to be paid at maturity and interest is paid on a monthly basis.

Details of carrying amounts of long-term debt were as follows:

(in thousands)					September 30, 2022	December 31, 2021
Maturity Date	Interest rate (%)			Borrowing Limit
February 2024(1)	(4)			$1,000,000	$—	$—
February 2023 - April 2025(2)	2.65	–	4.45	3,617	3,617	20,952
October 2023 - March 2027(3)	2.87	–	5.95	717,035	563,283	605,229
Total principal long-term debt				$1,720,652	$566,900	$626,181
Less: current portion of long-term debt					(2,719)	(341,717)
Less: unamortized discounts					(3,112)	(1,274)
Total long-term debt					$561,069	$283,190
_____________
(1)Relates to the Company’s 2021 revolving credit facility.
(2)The Company entered into various loan agreements with fixed interest rates for general operating purposes.
(3)At September 30, 2022, we had pledged up to $861 million of land and buildings as collateral against long-term loan facilities.
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
In March 2022, the Company entered into a new five-year loan agreement to borrow $279 million, which was partially used to extinguish the $149 million August 2020 term loan facility which matured in March 2022 and to finance infrastructure of a fulfillment center. The Company pledged up to $335 million of certain existing land and a building as collateral. The loan bears interest at a fixed rate of 4.26%.
In October 2022, the Company entered into a two-year revolving facility agreement with a borrowing limit of $112 million that bears interest at the average of 91-days CD interest rate plus 2.30%. The revolving facility is secured by certain of the Company’s inventories.
The Company was in compliance with the covenants for each of its borrowings and debt agreements as of September 30, 2022.
The Company’s long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on the Company’s current interest rate for similar types of borrowing arrangements. The carrying amount of the long-term debt approximates its fair value as of September 30, 2022 and December 31, 2021 due primarily to the interest rates approximating market interest rates.
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
The convertible notes had an annual effective interest rate of 16.99%. The Company recorded interest expense from its convertible notes for the nine months ended September 30, 2021 of $20 million, consisting of $15 million of contractual interest expense and $5 million of debt discount amortization.
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

8.    Commitments and Contingencies
Commitments
The following summarizes the Company’s minimum contractual commitments as of September 30, 2022:

(in thousands)	Unconditional purchase obligations (unrecognized)	Long-term debt (including interest)	Operating leases	Total
Remainder of 2022	$73,355	$3,276	$87,757	$164,388
2023	279,732	110,228	354,732	744,692
2024	263,352	178,923	324,544	766,819
2025	200,348	13,529	270,896	484,773
2026	177,769	52,483	205,547	435,799
Thereafter	358,378	281,715	507,182	1,147,275
Total undiscounted payments	$1,352,934	$640,154	$1,750,658	$3,743,746
Less: lease imputed interest			(330,449)
Total lease commitments			$1,420,209
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
As of September 30, 2022, the Company had $569 million of unamortized compensation costs related to all unvested RSU awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.6 years, net of estimated forfeitures.

The table below summarizes RSU activity for the nine months ended September 30, 2022 is as follows:

	Outstanding RSUs
(in thousands, except unit price)	Number of RSUs	Weighted Average Grant- Date Fair Value
December 31, 2021	23,511	$23.80
Granted	3,816	$23.35
Vested	(2,708)	$24.21
Forfeited / cancelled	(1,149)	$27.78
March 31, 2022	23,470	$23.48
Granted	18,761	$15.88
Vested	(2,028)	$24.07
Forfeited / cancelled	(1,766)	$24.89
June 30, 2022	38,437	$19.68
Granted	2,890	$16.49
Vested	(2,622)	$20.18
Forfeited / cancelled	(3,834)	$15.13
September 30, 2022	34,871	$19.87
Equity-based Compensation Expense
The following table presents the effects of equity-based compensation in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	$3,996	$2,928	$11,868	$7,281
Operating, general and administrative	59,079	53,210	179,716	186,169
Total equity-based compensation expense	$63,075	$56,138	$191,584	$193,450
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
The Company is subject to income taxation through certain of its subsidiaries, predominantly in the United States, China, South Korea, and throughout other Asian countries.
Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. The impacts of uncertain tax positions are recognized only after determining a more-likely-than-not probability that the uncertain tax positions will not withstand challenge, if any, from the relevant taxing authorities. The Company did not have any material uncertain tax positions as of September 30, 2022 and 2021.
12.    Defined Severance Benefits
Defined severance benefits are for employees of the Company’s Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees of the Korean subsidiaries receive defined benefits as severance payments upon leaving the Company based on employment length and pay rate.

The following table provides the components of net periodic benefit costs and the portion of these costs charged to expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Current service costs	$33,066	$32,502	$109,722	$95,281
Interest expense	2,446	854	5,777	2,039
Amortization of:
Prior service credit	810	23	2,582	69
Net actuarial loss	298	1,242	5,975	3,260
Net periodic benefit costs charged to expense	$36,620	$34,621	$124,056	$100,649
s
13.    Net Income (Loss) per Share
The Company computes net income (loss) per share using the two-class method required for multiple classes of common stock and participating securities. As the liquidation and dividend rights are identical, the undistributed earnings or loss are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted net income (loss) per share attributable to common stockholders are therefore the same for Class A and Class B common stock on both an individual and a combined basis. Basic net income (loss) per share is computed using the weighted-average number of shares of Class A and Class B common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares of Class A and Class B common stock and potentially dilutive Class A and Class B potential common shares outstanding during the period.
Immediately prior to the IPO, the Company completed the Corporate Conversion. The Corporate Conversion resulted in a change of equity interests from common units to shares of common stock, but no change in relative shareholder rights, rank, or value before and after this reorganization transaction. As such, the Corporate Conversion of common units was considered equivalent to a stock split and requires retrospective treatment for net income (loss) per share purposes. All share and per share information has been retroactively adjusted to reflect the Corporate Conversion for all periods presented. PIUs outstanding prior to the Corporate Conversion were considered compensatory arrangements that were settled with shares of Class A or Class B common stock at the time of the Corporate Conversion and have been included as outstanding shares subsequent to that date. Similarly, any preferred units that were converted in accordance with their terms into shares of Class A or Class B common stock at the time of the Corporate Conversion have also been included as outstanding shares subsequent to that date.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income (loss)	$90,679	$(323,977)	$(194,106)	$(1,137,611)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	1,767,275	1,747,255	1,762,465	1,313,234
Dilutive effect of equity compensation awards	23,666	—	—	—
Diluted	1,790,941	1,747,255	1,762,465	1,313,234

Net income (loss) attributable to Class A and Class B common stockholders per share:
Basic and diluted	$0.05	$(0.19)	$(0.11)	$(0.87)

Anti-dilutive shares (rounded)	6,000	42,000	25,000	50,000

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
Developing Offerings - primarily includes more nascent offerings and services, including Coupang Eats, our restaurant ordering and delivery service, Coupang Play, our online content streaming service, fintech, certain international initiatives, as well as advertising products associated with these offerings. Revenues from Developing Offerings are primarily generated from online restaurant ordering and delivery services provided on the Company’s mobile applications and websites.
Our segment operating performance measure is segment adjusted EBITDA. Segment adjusted EBITDA is defined as income (loss) before income taxes for a period before depreciation and amortization, equity-based compensation expense, interest expense, interest income, and other income (expense), net. Segment adjusted EBITDA also excludes impairments and other items that we do not believe are reflective of our ongoing operations.
We generally allocate operating expenses to the respective segments based on usage. The CODM does not evaluate segments using asset information and, accordingly, the Company does not report asset information by segment.
Results of operations for the reportable segments and reconciliation to income (loss) before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net revenues
Product Commerce	$4,947,174	$4,481,525	$14,760,758	$12,911,901
Developing Offerings	154,160	163,180	495,083	417,778
Total net revenues	$5,101,334	$4,644,705	$15,255,841	$13,329,679
Segment adjusted EBITDA
Product Commerce	$239,222	$(118,235)	$339,939	$(235,397)
Developing Offerings	(44,303)	(89,199)	(169,720)	(227,150)
Total segment adjusted EBITDA	$194,919	$(207,434)	$170,219	$(462,547)
Reconciling items:
Depreciation and amortization	$(54,424)	$(51,540)	$(174,063)	$(145,866)
Equity-based compensation	(63,075)	(56,138)	(191,584)	(193,450)
Interest expense	(6,485)	(7,376)	(19,996)	(38,047)
Interest income	15,403	2,603	26,301	5,450
Other income (expense), net	11,224	(4,026)	2,485	(7,479)
Fulfillment center fire losses	—	—	—	(295,501)
Income (loss) before income taxes	$97,562	$(323,911)	$(186,638)	$(1,137,440)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, as well as our audited consolidated financial statements included in our 2021 Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of our 2021 Form 10-K and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.
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
Product Commerce primarily includes core retail (owned inventory) and marketplace offerings (third-party merchants) and Rocket Fresh, our fresh grocery offering, as well as advertising products associated with these offerings. Revenues from Product Commerce are derived primarily from online product sales of owned inventory to customers in Korea and from commissions earned from merchants that sell products through the Company’s mobile application and website.
Developing Offerings primarily includes more nascent offerings and services, including Coupang Eats, our restaurant ordering and delivery service, Coupang Play, our online content streaming service, fintech, certain international initiatives, as well as advertising products associated with these offerings. Revenues from Developing Offerings are primarily generated from online restaurant ordering and delivery services provided on the Company’s mobile applications and websites.

Key Financial and Operating Highlights:

(in thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
Total net revenues	$5,101,334	$4,644,705	10%	$15,255,841	$13,329,679	14%
Total net revenues, constant currency(1)	$5,914,613	$4,513,626	27%	$17,115,796	$12,555,591	28%
Gross profit(2)	$1,233,888	$754,527	64%	$3,431,087	$2,145,527	60%
Net income (loss)(4)	$90,679	$(323,977)	NM(3)	$(194,106)	$(1,137,611)	(83)%
Net income (loss) margin	1.8%	(7.0)%		(1.3)%	(8.5)%
Adjusted EBITDA(1)	$194,919	$(207,434)	NM(3)	$170,219	$(462,547)	NM(3)
Adjusted EBITDA margin(1)	3.8%	(4.5)%		1.1%	(3.5)%
Net cash provided by (used in) operating activities	$58,164	$(55,366)	NM(3)	$(15,037)	$(207,832)	(93)%
Free cash flow(1)	$(222,446)	$(244,589)	(9)%	$(707,511)	$(712,426)	(1)%
Segment adjusted EBITDA:
Product Commerce	$239,222	$(118,235)	NM(3)	$339,939	$(235,397)	NM(3)
Developing Offerings	$(44,303)	$(89,199)	(50)%	$(169,720)	$(227,150)	(25)%

				Trailing Twelve Months Ended September 30,		% Change
(in thousands)				2022	2021
Net cash used in operating activities				$(217,783)	$(191,366)	14%
Free cash flow(1)				$(1,077,462)	$(865,364)	25%
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
(2)Gross profit is calculated as total net revenues minus cost of sales, and includes $158 million related to inventory losses from the fulfillment center fire for the nine months ended September 30, 2021.
(3)Non-meaningful
(4)Net income (loss) includes $296 million related to fulfillment center fire losses for the nine months ended September 30, 2021.

We have experienced and may continue to experience uncertainty in our business and the global economy due to macroeconomic factors, including the prolonged COVID-19 pandemic, higher inflation and interest rates, changes in foreign currency exchange rates, supply chain disruptions including those of our vendors and suppliers, constraints in logistics and fulfillment related labor costs including costs to attract and retain employees, and consumer confidence which may impact our results. These drivers make it challenging to reasonably quantify the direct impact the pandemic has had, or may have in the future, on our business versus those impacts that may have been, or may be, indirectly related to the pandemic. For additional details, refer to Part I—Item 1A. “Risk Factors” contained in our 2021 Form 10-K.
Key Business Metrics and Non-GAAP Financial Measures
We review the key business and financial metrics discussed below. We use these measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.
Key Business Metrics

	Three Months Ended
(in thousands, except net revenues per Active Customer)	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
Active Customers	16,823	17,936	18,112	17,885	17,992
Total net revenues per Active Customer	$276	$283	$283	$282	$284

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
Constant Currency Revenue and Constant Currency Revenue Growth
The effect of currency exchange rates on our business is an important factor in understanding period-to-period comparisons. Our financial reporting currency is the U.S. dollar (“USD”) and changes in foreign exchange rates can significantly affect our reported results and consolidated trends. For example, our business generates sales predominantly in Korean Won (“KRW”), which are favorably affected as the USD weakens relative to the KRW, and unfavorably affected as the USD strengthens relative to the KRW. We use constant currency revenue and constant currency revenue growth for financial and operational decision-making and as a means to evaluate comparisons between periods. We believe the presentation of our results on a constant currency or FX-neutral basis in addition to U.S. GAAP results helps improve the ability to understand our performance because they exclude the effects of foreign currency volatility that are not indicative of our actual results of operations.
Constant currency information compares results between periods as if exchange rates had remained constant, or FX-neutral. We define constant currency revenue as total revenue excluding the effect of foreign exchange rate movements, and use it to determine the constant currency revenue growth on a comparative basis. Constant currency revenue is calculated by translating current period revenues using the prior period exchange rate. Constant currency revenue growth (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.
These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with U.S. GAAP.
The following tables present the reconciliations from each U.S. GAAP measure to its corresponding non-GAAP measure for the periods noted:
Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve Months Ended September 30,
(in thousands)	2022	2021	2022	2021	2022	2021
Net cash provided by (used in) operating activities	$58,164	$(55,366)	$(15,037)	$(207,832)	$(217,783)	$(191,366)
Adjustments:
Purchases of land and buildings	(156,782)	(47,564)	(205,274)	(176,727)	(243,609)	(242,731)
Purchases of equipment	(126,618)	(142,494)	(497,800)	(328,827)	(627,574)	(432,512)
Total purchases of property and equipment	(283,400)	(190,058)	(703,074)	(505,554)	(871,183)	(675,243)
Proceeds from sale of property and equipment	2,790	835	10,600	960	11,504	1,245
Total adjustments	$(280,610)	$(189,223)	$(692,474)	$(504,594)	$(859,679)	$(673,998)
Free cash flow	$(222,446)	$(244,589)	$(707,511)	$(712,426)	$(1,077,462)	$(865,364)
Net cash used in investing activities	$(288,755)	$(201,231)	$(718,453)	$(506,812)	$(887,166)	$(677,118)
Net cash provided by financing activities	$145,821	$115,833	$226,489	$3,672,191	$131,148	$3,742,156

Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Total net revenues	$5,101,334	$4,644,705	$15,255,841	$13,329,679

Net income (loss)	90,679	(323,977)	(194,106)	(1,137,611)
Net income (loss) margin	1.8%	(7.0)%	(1.3)%	(8.5)%
Adjustments:
Depreciation and amortization	54,424	51,540	174,063	145,866
Interest expense	6,485	7,376	19,996	38,047
Interest income	(15,403)	(2,603)	(26,301)	(5,450)
Income tax expense	6,883	66	7,468	171
Other (income) expense, net	(11,224)	4,026	(2,485)	7,479
Equity-based compensation	63,075	56,138	191,584	193,450
Fulfillment center fire losses	—	—	—	295,501
Adjusted EBITDA	$194,919	$(207,434)	$170,219	$(462,547)
Adjusted EBITDA margin	3.8%	(4.5)%	1.1%	(3.5)%

Constant Currency Revenue and Constant Currency Revenue Growth

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Consolidated
Total net revenues	$5,101,334	$4,644,705	$15,255,841	$13,329,679
Total net revenues growth	10%	48%	14%	63%
Adjustment:
Exchange rate effect	813,279	(131,079)	1,859,955	(774,088)
Total net revenues, constant currency	$5,914,613	$4,513,626	$17,115,796	$12,555,591
Total net revenues growth, constant currency	27%	44%	28%	54%

Net retail sales	$4,540,393	$4,137,136	$13,577,665	$11,938,685
Net retail sales growth	10%	43%	14%	58%
Adjustment:
Exchange rate effect	723,839	(115,707)	1,655,356	(693,310)
Net retail sales, constant currency	$5,264,232	$4,021,429	$15,233,021	$11,245,375
Net retail sales growth, constant currency	27%	39%	28%	49%

Net other revenue	$560,941	$507,569	$1,678,176	$1,390,994
Net other revenue growth	11%	113%	21%	129%
Adjustment:
Exchange rate effect	89,440	(15,372)	204,599	(80,778)
Net other revenue, constant currency	$650,381	$492,197	$1,882,775	$1,310,216
Net other revenue growth, constant currency	28%	106%	35%	115%

Product Commerce
Net revenues	$4,947,174	$4,481,525	$14,760,758	$12,911,901
Net revenues growth	10%	44%	14%	59%
Adjustment:
Exchange rate effect	788,061	(125,667)	1,799,596	(749,827)
Net revenues, constant currency	$5,735,235	$4,355,858	$16,560,354	$12,162,074
Net revenues growth, constant currency	28%	40%	28%	50%

Developing Offerings
Net revenues	$154,160	$163,180	$495,083	$417,778
Net revenues growth	(6)%	547%	19%	979%
Adjustment:
Exchange rate effect	25,218	(5,412)	60,359	(24,261)
Net revenues, constant currency	$179,378	$157,768	$555,442	$393,517
Net revenues growth, constant currency	10%	526%	33%	916%

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net retail sales	$4,540,393	$4,137,136	$13,577,665	$11,938,685
Net other revenue	560,941	507,569	1,678,176	1,390,994
Total net revenues	5,101,334	4,644,705	15,255,841	13,329,679
Cost of sales	3,867,446	3,890,178	11,824,754	11,184,152
Operating, general and administrative	1,156,468	1,069,639	3,626,515	3,242,891
Total operating cost and expenses	5,023,914	4,959,817	15,451,269	14,427,043
Operating income (loss)	77,420	(315,112)	(195,428)	(1,097,364)
Interest income	15,403	2,603	26,301	5,450
Interest expense	(6,485)	(7,376)	(19,996)	(38,047)
Other income (expense), net	11,224	(4,026)	2,485	(7,479)
Income (loss) before income taxes	97,562	(323,911)	(186,638)	(1,137,440)
Income tax expense	6,883	66	7,468	171
Net income (loss)	$90,679	$(323,977)	$(194,106)	$(1,137,611)
Total Net Revenues
Total net revenues include net retail sales and net other revenues as discussed above. The following table presents our total net revenues by segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Product Commerce	$4,947,174	$4,481,525	$14,760,758	$12,911,901
Developing Offerings	154,160	163,180	495,083	417,778
Total net revenues	$5,101,334	$4,644,705	$15,255,841	$13,329,679
Total net revenues increased $0.5 billion or 10% (27% on a constant currency basis), and $1.9 billion or 14% (28% on a constant currency basis), respectively, for the three and nine months ended September 30, 2022, when compared to the prior year periods.
Product Commerce net revenues increased $0.5 billion or 10% (28% on a constant currency basis), and $1.8 billion or 14% (28% on a constant currency basis), respectively, for the three and nine months ended September 30, 2022, when compared to the prior periods. These increases are primarily due to continued growth in our Active Customers and total net revenues per Active Customer, driven by increased product selection of our owned inventory, increased customer engagement across more product categories, and increased merchants available on our marketplace.
Developing Offerings net revenues decreased $9 million or (6)% (10% increase on a constant currency basis), and increased $77 million or 19% (33% on a constant currency basis), respectively, for the three and nine months ended September 30, 2022, when compared to the prior year periods. The decrease for the three months is the result of unfavorable foreign currency translation effects. The three and nine months benefited from an increase in the average spend from Active Customers, partially offset by a decrease in those customers using our Eats offering.
Cost of Sales
Cost of sales for the three and nine months ended September 30, 2022 decreased $23 million or (1)%, and increased $641 million or 6%, respectively, compared to the prior year periods. The decrease for the three months is primarily attributable to foreign currency translation effects offset by increases in volume from increased sales and customer demand. The increase for the nine months is primarily attributable to increased volume resulting from increased sales and customer demand. Cost of sales as a percentage of revenue decreased from 83.8% and 83.9% for the three and nine months ended September 30, 2021, respectively, to 75.8% and 77.5% for the three and nine months ended September 30, 2022, respectively, primarily due to supply chain optimization and an increased percentage of revenues earned from higher margin revenue categories and offerings. The nine months ended September 30, 2021 was also negatively impacted from the $158 million fulfillment center fire, which did not recur.
Operating, General and Administrative Expenses
Operating, general and administrative expenses for the three and nine months ended September 30, 2022 increased $87 million or 8%, and $384 million, or 12%, respectively, compared to the prior year periods. These increases primarily reflect higher advertisement expenses to support growth and expansion of newer offerings and initiatives. These expenses as a percentage of revenue decreased from 23.0% to 22.7% for the three months ended September 30, 2022 related primarily to improved operating leverage, partially offset by increases in advertising expenses, and decreased from 24.3% to 23.8% for the nine months ended September 30, 2022 primarily related to costs of $138 million in the prior year period related to the fulfillment center fire, partially offset by increases in advertising expenses.
Interest Expense
Interest expense for the three and nine months ended September 30, 2022 decreased $0.9 million or (12)%, and $18.1 million or (47)%, respectively, compared to the prior year periods. The decrease for the nine months was primarily attributable to the conversion of our convertible notes into shares of our Class A common stock as a result of the Corporate Conversion and our initial public offering (“IPO”) during the first quarter of 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Product Commerce	$239,222	$(118,235)	$339,939	$(235,397)
Developing Offerings	(44,303)	(89,199)	(169,720)	(227,150)
Consolidated adjusted EBITDA	$194,919	$(207,434)	$170,219	$(462,547)
Product Commerce segment adjusted EBITDA was $239 million and $340 million, respectively, for the three and nine months ended September 30, 2022, an increase of $357 million and $575 million compared to the prior year periods. The improvement was primarily due to an increase in net revenues, improved margins from supply chain optimization, an increased percentage of revenues earned from higher margin revenue categories, and improved operating leverage.
Developing Offerings segment adjusted EBITDA improved $45 million or 50%, and $57 million or 25% for the three and nine months ended September 30, 2022, when compared to the prior year periods. The improved adjusted EBITDA was the result of lower advertising and promotional costs as well as lower delivery costs per order associated with Coupang Eats, offset by increased investments made in our licensed content for Coupang Play.
Liquidity and Capital Resources
Liquidity
As of September 30, 2022 and December 31, 2021, we had stockholders’ equity of $2.2 billion. We may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, including with respect to our Developing Offerings segment which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and continuation to expand services, we are currently building and have additional plans to build or purchase new fulfillment centers. We have entered into various construction contracts which are generally expected to be completed over the next three years. These contracts have remaining capital expenditure commitments of $438 million as of September 30, 2022. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.

Our primary source of funds have been cash generated from our net revenues, supplemented through debt financing and sales of our equity securities. Our on-going primary source of funds are expected to be our cash and cash equivalents, and cash generated from our net revenues, supplemented through debt financings. We had total cash and cash equivalents and restricted cash of $3.1 billion as of September 30, 2022, compared to $3.8 billion as of December 31, 2021. Additionally, the Company has $1.0 billion available under its 2021 revolving credit facility.
During the first quarter of 2021, we completed our IPO, in which we issued and sold 100,000,000 shares of our Class A common stock at a price of $35.00 per share. We received net proceeds of approximately $3.4 billion from the IPO after deducting underwriting discounts of $69 million and other offering costs.

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(15,037)	$(207,832)
Net cash used in investing activities	(718,453)	(506,812)
Net cash provided by financing activities	226,489	3,672,191
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(243,132)	(88,842)
Net (decrease) increase in cash and cash equivalents, and restricted cash	$(750,133)	$2,868,705
Cash and cash equivalents, and restricted cash, as of beginning of period	$3,810,347	$1,401,302
Cash and cash equivalents, and restricted cash, as of end of period	$3,060,214	$4,270,007
Operating Activities
Our net cash used in operating activities was $(15) million for the nine months ended September 30, 2022, representing a change of $193 million, compared to $(208) million of net cash used for operations for the nine months ended September 30, 2021. The year-over-year change in operating cash flow was primarily driven by a $944 million decrease in net loss partially offset by a $(188) million decrease in our non-cash expenses contributing to the net loss for the nine months ended September 30, 2022. Offsetting the improvement in cash used in operating activities was the increase in cash outflows of $(563) million from changes in operating assets and liabilities, consisting primarily of: an increase in cash outflow in other assets of $(91) million as a result of additional advances made to vendors and suppliers; a decrease in cash inflow in accounts payable of $(398) million due to slower growth than in 2021 and the timing of inventory purchases in 2022; a decrease in cash inflow in accrued expenses of $(57) million impacted by lower employee accruals compared to the prior year due to slower headcount growth; and a an increase in cash outflow in other liabilities of $(118) million from operating lease liabilities, withholdings and our defined severance benefit plan.
Investing Activities
Our net cash used in investing activities was $(718) million for the nine months ended September 30, 2022, representing an increase of $212 million, or 42%, as compared to $(507) million used in investing activities for the nine months ended September 30, 2021. This increase was mainly driven by a $198 million increase in purchases of property and equipment, primarily related to investments in our fulfillment and logistics infrastructure, including purchases of buildings, land and equipment.
Financing Activities
Our net cash provided by financing activities for the nine months ended September 30, 2022 decreased $3.4 billion, compared to the nine months ended September 30, 2021. This decrease was primarily driven by $3.4 billion of proceeds, net of underwriting discounts of $69 million and other offering costs, from the issuance of 100,000,000 shares of our Class A common stock upon the completion of our IPO in 2021, a $226 million increase in repayment of debt and short-term borrowings, all partially offset by a $234 million increase in proceeds from debt and short-term borrowings.
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

Capital Resources
We have entered into material unconditional purchase obligations. These contractual commitments primarily relate to technology related service contracts, fulfillment center construction contracts and software licenses. Refer to Note 8 — "Commitments and Contingencies" in Part I, Item 1 - “Financial Statements (Unaudited)” for disclosure of our future commitments. We generally enter into term loan facility agreements to finance the acquisition of property or construction of our fulfillment centers. These agreements may require that we provide for collateral equal to or greater than the amount borrowed under the arrangement. As we continue to build additional fulfillment centers, we expect our borrowings under debt financing arrangements to continue to increase. The Company also has material operating leases which expire over the next eleven years. Total minimum contractual commitments due within the next 3 months were $164 million as of September 30, 2022. Additionally, we have open purchase orders for inventories that are primarily due in the next twelve months, and they are generally cancellable, in full or in part, through the contractual provisions.
Our short-term and long-term borrowings generally include lines of credit with financial institutions available to be drawn upon for general operating purposes.
In March 2022, the Company entered into a new five-year loan agreement to borrow $279 million, which was partially used to extinguish the $149 million August 2020 term loan facility which matured in March 2022 and to finance infrastructure of a fulfillment center. The Company pledged up to $335 million of certain existing land and a building as collateral. The loan bears interest at a fixed rate of 4.26%.
In September 2022, the Company entered into a $77 million one year term loan agreement. The Company pledged $92 million of certain land as collateral. The loan bears interest at a fixed rate of 4.75%. Principal is to be paid at maturity and interest is paid on a monthly basis.
In October 2022, the Company entered into a two-year revolving facility agreement with a borrowing limit of $112 million that bears interest at the average of 91-days CD interest rate plus 2.30%. The revolving facility is secured by certain of the Company’s inventories.
The Company has a three-year $1.0 billion unsecured credit facility (the “2021 revolving credit facility”). As of September 30, 2022, there was no balance outstanding on the 2021 revolving credit facility.
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
Other significant accounting policies are also discussed in Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of our 2021 Form 10-K. There have been no significant changes to these policies and estimates for the nine months ended September 30, 2022, except as described in Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of September 30, 2022, we had cash, cash equivalents, and restricted cash of $3.1 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from our short-term borrowings. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to strike a balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings include lines of credit with financial institutions, some of which carry variable interest rates. As of September 30, 2022, there was no balances outstanding on our revolving credit facilities. Any future borrowings incurred under the 2021 revolving credit facility would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of approximately $457 million and $1.4 billion and an immaterial impact in net income (loss) for the three and nine months ended September 30, 2022, respectively.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2022, our disclosure controls and procedures were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weaknesses in our internal control over financial reporting, as further described below. As a result, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3.   Defaults Upon Senior Securities
None.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 5.   Other Information
Not applicable.

Item 6.   Exhibits

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40155	3.1	November 12, 2021
3.2	Bylaws of the Registrant.		10-Q	001-40155	3.2	November 12, 2021
10.1+	Consulting Agreement between Coupang, Inc. and Thuan Pham dated July 29, 2022.	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan
*	Indicates furnished exhibit

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Jonathan Lee
Jonathan Lee
Chief Accounting Officer (Principal Accounting Officer)

Dated: November 10, 2022