Form 10-K
period 2022-12-31
Coupang, Inc.
filed 2023-03-01
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission File No. 001-40115

COUPANG, INC.
(Exact name of Registrant as specified in its charter)

Delaware	27-2810505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

720 Olive Way, Suite 600
Seattle, Washington 98101
(206) 333-3839
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, par value $0.0001 per share	CPNG	New York Stock Exchange
(Title of Each Class)	(Trading Symbol)	( Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022 was $13,026,363,645.
As of February 17, 2023, there were 1,599,440,554 shares of the registrant’s Class A common stock and 174,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2022.

COUPANG, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2022

Coupang, Inc.	2022 Form 10-K	1

COUPANG, INC.
All references in this Annual Report on Form 10-K, the information incorporated into this Annual Report on Form 10-K by reference to information in the Proxy Statement of Coupang, Inc. for its 2023 Annual Meeting of Stockholders and in the exhibits to this Annual Report on Form 10-K to "Coupang, Inc.," "Coupang,” "the Company," "our Company," "we," "us," and "our" are to the Delaware corporation named "Coupang, Inc." and, except where expressly noted or the context otherwise requires, that corporation's consolidated subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our future operating and financial performance including our ability to achieve, maintain and increase long-term future profitability;
•our ability to successfully execute our business and growth strategy;
•the continued growth of the retail market and the increased acceptance of online transactions by potential customers;
•the size of our addressable markets, market share, and market trends;
•our ability to compete in our industry;
•our ability to maintain and improve our market position;
•our ability to manage expansion into new markets and offerings;
•our ability to effectively manage the continued growth of our workforce and operations;
•our anticipated investments in new products and offerings, and the effect of these investments on our results of operations;
•the sufficiency of our cash and cash equivalents, and investments to meet our liquidity needs;
•our ability to retain existing suppliers and merchants and to add new suppliers and merchants;
•our suppliers’ and merchants’ ability to supply high-quality and compliant merchandise to our customers;
•our ability to maintain adequate cybersecurity with respect to our systems;
•our relationship with our employees and the status of our workers;
•our ability to operate and manage the expansion of our fulfillment and logistics infrastructure;
•the effects of seasonal trends on our results of operations;
•our ability to implement, maintain, and improve our internal control over financial reporting;
•our ability to effectively manage our exposure to fluctuations in foreign currency exchange rates;
•world events and the effects of global macroeconomic conditions, including the pandemic, the invasion of Ukraine by Russia and its regional and global ramifications, inflationary pressures, a general economic slowdown or recession, further increases in interest rates and changes in monetary policy;
•our ability to attract, retain, and motivate skilled personnel, including key members of our senior management;
•our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business both in Korea and internationally and our expectations regarding various laws and restrictions that relate to our business; and
•the outcomes of any claims, litigation, governmental audits, inspections, and investigations;

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-K.

Coupang, Inc.	2022 Form 10-K	2

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

Coupang, Inc.	2022 Form 10-K	3

PART I

Item 1. Business
The Company
We are building the next generation experience for e-commerce. By investing for the long term with a fanatical culture of customer centricity, we believe we are delivering a superior customer experience at a lower cost and continue to redefine standards for e-commerce worldwide. Our efforts have centered on building an end-to-end integrated system of technology and infrastructure, and most importantly, an innovation-focused culture driven to raise our customers’ expectations and lead them to wonder “How did I ever live without Coupang?”
On March 2, 2022, we announced that management revised its reportable segments to reflect the way we now manage our business and to promote improved visibility to our business performance. The change led to the following two reportable segments:
•Product Commerce, which primarily includes our core retail (owned inventory) and marketplace offerings (third-party merchants) and Rocket Fresh, our fresh grocery offering, as well as advertising products associated with these offerings; and
•Developing Offerings, which primarily includes our more nascent offerings and services, including Coupang Eats, our restaurant ordering and delivery service, Coupang Play, our online content streaming service, fintech, certain international initiatives, as well as advertising products associated with these offerings.
Our Customer Experience
We are committed to delivering a “wow” experience to all of our customers every day. In order to improve the customer experience with end-to-end control, we launched our owned-inventory selection. Through this, we offer our customers a wide selection of general merchandise ranging from consumer electronics to personal care. We reimagined the e-commerce experience with our Rocket Delivery service:
•Dawn and Same-Day Delivery. Orders are delivered within hours via Dawn Delivery (ordered as late as midnight, arrive before 7am) or Same-Day Delivery (ordered in the morning, arrive same-day).
•Next-Day Delivery. Customers are eligible for free, one-day delivery nationwide 365 days a year.
•Frictionless Returns. Our customers simply tap a button on the app and leave the item outside their door for pickup. Refunds are initiated the moment the item is picked up at the door.
In addition to Rocket Delivery available to all our customers, our Rocket WOW membership program allows members to enjoy unlimited free shipping with no minimum spend, free unlimited returns for 30 days, delivery of groceries via Rocket Fresh, and content streaming on Coupang Play. We’ve also extended our network and systems to other offerings that further improve our customers’ lives such as our restaurant ordering and delivery services from Coupang Eats. We believe the success of these offerings demonstrates the power of our network to extend offerings to our loyal customers.
Our Merchant Experience
Small and medium-sized enterprises (SMEs) on Coupang form an essential part of our business, and we strive to be a growth driver for these companies through our win-win model. Over 70% of Coupang merchants are SMEs, which can leverage our nationwide fulfillment and logistics infrastructure to connect with millions of customers. We’ve supported these SMEs, helping them in everything from marketing and logistics to customer service. We also continue to develop new ways for SMEs to unlock growth through Coupang, such as Coupang Private Label Brands, through which we work mostly with SMEs to develop and market high-quality products for customers marketed under our private label brand, at affordable prices. We also recently launched Rocket Overseas to customers in Taiwan, empowering SME partners to unlock even more growth through sales to customers outside of Korea, at no additional effort or cost on their part.
Advertising
In addition to our e-commerce services, we also have offerings for our suppliers and merchants to advertise on our websites and mobile applications.
Our Competition
We compete with: (1) offline, online, and omnichannel retailers, suppliers, distributors, manufacturers, and producers of the products we offer and sell to consumers and businesses; (2) web search engines, comparison shopping websites, social networks, web portals, and other online and app-based means of discovering, using, or acquiring goods and services, either directly or in

Coupang, Inc.	2022 Form 10-K	4

collaboration with other retailers; (3) companies that provide e-commerce merchant services; (4) companies that sell grocery products online and offline; (5) on-demand food delivery services; (6) companies that provide fulfillment and logistics services for themselves or for third parties; (7) companies that provide online advertising products and services; (8) on-demand streaming entertainment services; and (9) financial services companies, including credit card issuers and payment platforms.
Seasonality
Typically, we see peak order volumes in and around the first and fourth quarters, which include major holidays.
Human Capital
Our global team of employees is the driving force in creating a one-of-a-kind experience for millions of customers. In the same way our employees aim to go above and beyond for our customers, we aim to go above and beyond for them. As one of the largest private sector employers in South Korea, we directly employ approximately 63,000 employees as of December 31, 2022. We believe our direct employment model, along with competitive wages, training and safety programs, and a broad range of comprehensive benefits, empowers our diverse set of employees to deliver the “wow” experiences for our customers we strive to create every day.
Most of our employees are frontline workers in our fulfillment and logistics operations, and we make their health, safety, and wellness a top priority. We've made significant investments in health and safety initiatives that helped strengthen our leading safety record, which is one of the best in the Korean logistics industry and globally1. These investments include Coupang Care, the first paid health promotion program of its kind at scale for logistics workers in Korea. We believe the well-being of our employees is directly tied to the success of our business, and most importantly, our impact on our customers.
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
1 Measured using work-related and accident-related fatalities. In our twelve year history, Coupang has not had a single accident-related fatality.

Coupang, Inc.	2022 Form 10-K	5

Company Website, Social Media, and Availability of SEC Filings
Our corporate website address is http://www.aboutcoupang.com and our investor relations website is www.ir.aboutcoupang.com. Information on our website is not incorporated by reference herein and is not a part of this Form 10-K. We promptly make available on our investor relations website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission (the “SEC”), corporate governance information (including our Code of Business Conduct and Ethics) and select press releases. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Coupang and other issuers that file electronically with the SEC.
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

Coupang, Inc.	2022 Form 10-K	6

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Form 10-K, before making an investment decision. The risks and uncertainties described below may not be the only ones we face. Our business, financial condition, results of operations, and prospects could also be affected by additional factors that apply to all companies operating globally. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, or that apply to all companies operating globally could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the price of our Class A common stock which would cause you to lose all or part of your investment.
Summary Risk Factors
Our business faces significant risks and uncertainties. The risk factors described below are only a summary of the principal risk factors associated with investing in our Class A common stock. These risks are more fully described in this “Risk Factors” section, including the following:
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
•if we were to lose the services of members of our senior management team, we may not be able to effectively execute on our business strategy;
•we face intense competition and could lose market share to our competitors if we do not innovate or compete effectively;
•ongoing or future pandemics may continue to adversely affect our business, operations, and the markets and communities in which we, our customers, suppliers, merchants, and advertisers operate;
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

Coupang, Inc.	2022 Form 10-K	7

•our expansion into new geographic markets and offerings and substantial increase in the number of our offerings may expose us to new and increased challenges and risks;
•international relations, including escalations in tensions with North Korea, could adversely affect the Korean or global economies and demand for our products and services; and
•the dual class structure of our common stock has have the effect of concentrating voting control with Mr. Bom Kim. This voting control may limit your ability to influence the outcome of important transactions and to influence corporate governance matters.
Risks Related to Our Limited Operating History and Growth
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to generate sufficient revenue to achieve or maintain profitability in future periods, which would materially and adversely affect our business, financial condition, results of operations, and prospects.
We have a history of net losses, including $(0.1) billion, $(1.5) billion and $(0.5) billion for 2022, 2021, and 2020 respectively, as well as an accumulated deficit of $(5.7) billion as of December 31, 2022. Even though we have experienced improved revenue growth since our inception, we cannot assure you that we will be able to maintain or further increase our past revenue growth, and we cannot ascertain whether or when we will achieve and, if achieved, maintain profitability in any future periods. Our costs and expenses are expected to increase in future periods, which could materially and adversely affect our future results of operations. In particular, we intend to continue to spend significant amounts to increase our customer base, increase the number and variety of merchandise and services we offer, expand our marketing channels, broaden our operations, develop additional fulfillment centers, hire additional and retain existing employees and managers, and develop our technology and fulfillment infrastructure. These increased costs may materially and adversely affect our operating expenses. Some of our initiatives to generate revenue are new and unproven, and any failure of these initiatives could materially and adversely affect our business, financial condition, results of operations, and prospects.
In addition, we expect to invest in longer-term initiatives, which will likely impact our shorter-term results of operations. We may find that these efforts are more expensive than we currently anticipate and/or encounter technological and other development delays. We will also face increased compliance costs associated with growth, the expansion of our customer base, and being a public company. Our efforts to grow our business may cost more than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses or to achieve and, if achieved, maintain profitability in future periods.
We may incur significant losses in the future for a number of reasons, including the other risks described in this “Risk Factors” section, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and, if achieved, sustain profitability in future periods, the value of our business and the price per share of our Class A common stock could decline.
Our limited operating history and evolving business make it difficult to evaluate our future prospects, including future revenue growth rate, as well as the risks and challenges we may encounter.
Our limited operating history and evolving business make it difficult to evaluate and assess our future prospects, as well as the risks and challenges that we may encounter. Although we launched our first website in 2010 and our first mobile application in 2011, our business and the markets in which we compete have rapidly evolved over time. As a result, our ability to accurately forecast our future results of operations is limited and subject to a number of risks and uncertainties, including our ability to plan for and model future growth and to expand our business in existing markets and enter new markets. As such, you should not rely on our business and financial performance in any prior quarterly or annual period as an indication of our future business or financial performance. Many factors may contribute to a decline in our growth rate, including, but not limited to, market saturation, increased competition, slowing demand, global macroeconomic and geopolitical conditions, the difficulty of capitalizing on growth opportunities, and the maturation of our business. If our growth rate declines, investors’ perceptions of our business could be materially and adversely affected and the price per share of our Class A common stock could decline.
You should consider our business and prospects in light of the risks and uncertainties we may encounter. These risks and uncertainties include but are not limited to our ability to effectively and in a timely manner:
•attract, on a cost-effective basis, new customers who purchase merchandise and services from us at similar or higher rates and amounts as compared to existing customers;
•retain our existing customers and motivate their continued purchases from our apps and websites at rates and amounts consistent with or higher than their historical purchases;
•encourage customers to expand the categories of merchandise and services they purchase from us;
•retain and expand our network of suppliers and merchants;
•manage and expand our fulfillment and logistics infrastructure and related operations;

Coupang, Inc.	2022 Form 10-K	8

•fulfill and deliver customer orders on time and in accordance with customer expectations, which may change over time;
•increase awareness of our brand and protect our reputation;
•respond to changes in the way customers access and use the Internet and mobile devices;
•react to challenges from existing and new competitors;
•expand our business in new and existing markets;
•avoid interruptions or disruptions in our business;
•further develop our scalable, high-performance technology and fulfillment infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and the sale of new merchandise and services; and
•hire, integrate, motivate and retain qualified personnel.
If we fail to address the risks and uncertainties that we face, including those associated with the challenges listed above and those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations would be adversely affected.
In addition, because we have limited historical financial data and our business continues to evolve and expand, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated a business that is not rapidly evolving and growing. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories and evolving businesses that operate in highly regulated and competitive industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition, results of operations, and prospects would be materially and adversely affected.
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
•factors affecting our reputation or brand image or awareness;
•the extent to which we finance our current operations and future growth, and the terms of any such financing;
•the timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;
•the outcomes of any legal proceedings and claims or regulatory investigations, which may include significant monetary damages, injunctive relief, personal liability (including criminal liability), sanctions, fines, suspensions or revocations of related permits and licenses, and penalties;
•the extent to which we invest in technology and content, fulfillment, and other expense categories;
•increases in our temporary or long-term costs such as labor and energy sources, packing supplies, and other goods not for resale;
•changes in existing, or development of new, laws, regulations, or other regulatory practices and enforcement in the countries where we operate;
•the extent to which our services are affected by cybersecurity and data security incidents, including but not limited to spyware, viruses, phishing, and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and

Coupang, Inc.	2022 Form 10-K	9

•disruptions from natural or man-made disasters, extreme weather conditions and other catastrophic events, global health epidemics and pandemics, geopolitical events and security issues (including terrorist attacks and armed hostilities), labor or trade disputes, macroeconomic conditions, and other similar events.
Fluctuations in our revenues and results of operations may result in a failure to meet the expectations of analysts or investors, which could cause the price per share of our Class A common stock to decline. In addition, our revenue growth may not be sustainable and our growth rates may decrease. Our revenue and results of operations depend in part on the continued growth of demand for the products and services offered by us or our merchants, and on general economic and business conditions worldwide. A softening of demand, whether caused by changes in customer preferences or a weakening of the Korean or global economies, may materially and adversely affect our revenue or growth rate, which could also materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the price per share of our Class A common stock.
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
Risks Related to Our Business and Our Industry
If we fail to timely identify or effectively respond to changing customer preferences and spending patterns, fail to expand the products being purchased by customers, or fail or are unable to obtain or offer appropriate categories of products, our relationship with our customers and the demand for our products and services could be materially and adversely affected, and the demand for our products and services could decrease, which could in turn materially and adversely affect our business, financial condition, results of operations, and prospects.
Our future business and financial performance depends on continued demand for the types of goods and services that we and our merchants offer through our apps and websites. The popularity of certain products, including apparel, beauty, food, and consumer electronics, may vary over time due to perceived availability, subjective value, seasonality, and/or general societal trends. A decline in the demand for certain products sold through our apps or websites without a corresponding increase in demand for different products that we or our merchants list on our apps or websites could materially and adversely affect our revenue. In addition, a temporary or sudden surge in demand for certain products may temporarily inflate the volume of those products listed on or purchased through our apps and websites, placing a significant strain on our infrastructure and throughput capacity. These trends may also cause significant fluctuations in our results of operations from period to period. A failure to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to keep adequate inventory of the type of products being purchased by customers, failure to grow and retain the members of our Rocket WOW membership program, or a failure or inability to obtain or offer appropriate categories of products could negatively affect our relationship with customers and the demand for our products and services.
Our ability to identify and develop and effectively manage sourcing relationships with qualified, economically stable suppliers and merchants, who satisfy our requirements, and to acquire sufficient amounts of products in a timely and cost-efficient manner is critical to our business. Significant changes to, or a failure to develop and maintain, sourcing relationships with a broad and deep supplier base could materially and adversely affect our business, financial condition, and results of operations.
Further, we also offer our customers private-label products on our apps and websites. Selling private-label products subjects us to additional and/or heightened risks, including but not limited to, risks of: potential product liability and mandatory or voluntary product recalls; potential liability arising from our commercial relationships with the manufacturers of our private-label products; potential liability for incidents, including, but not limited to, the injuries of our subcontractors’ employees at manufacturing sites that we do not control; failure to successfully protect our intellectual property rights and the rights of applicable third parties; harm to our reputation and brand image; and other risks generally encountered by entities that source, market, and sell private-label products.
If we are unable to successfully implement some or all of our major strategic initiatives in a timely manner, our ability to maintain and improve our market position may be materially and adversely affected.
Our strategy is to continue to build on our market position by continuing to implement certain key strategic initiatives, which include the following:
•building our brand and further expanding our customer base;
•providing high-quality merchandise and services at attractive prices;

Coupang, Inc.	2022 Form 10-K	10

•focusing on customer satisfaction and our customers’ loyalty to our apps, websites, and programs, including our Rocket WOW membership program;
•expanding our product offerings; and
•enhancing our apps and websites and developing personalization tools to enhance our customers’ experience with our apps and websites.
We may not be successful in implementing any or all of these key strategic initiatives. If we are unable to successfully implement some or all of our key strategic initiatives in an effective and timely manner, our ability to maintain and improve our market position, and our competitive position, brand, and reputation may be harmed, which may materially and adversely affect our business, financial condition, and results of operations.
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
For example, in recent years, we have rapidly increased our employee headcount to support the growth in our business, and we expect to continue to increase our headcount in the foreseeable future. To support our continued growth, we must effectively integrate, develop, and motivate a large number of new employees, while maintaining our corporate culture. In particular, we intend to continue to make substantial investments to expand our sales and technology personnel, which is challenging due to competition for such personnel.
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
Our revenue depends on prompt and accurate payment processes. Our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed on our apps and websites would materially harm our business and our ability to collect revenue.
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
Our current and planned systems, procedures and controls, personnel, and third-party relationships may not be adequate to support our future operations. Our failure to manage growth effectively or to enter into additional third-party relationships on a timely basis could materially and adversely affect our business, financial condition, and results of operations.
If we do not successfully operate and manage the expansion of our fulfillment and logistics infrastructure, our business, financial condition, and results of operations could be materially harmed.
We believe that our fulfillment and logistics infrastructure, including strategically located fulfillment centers, logistics centers, and delivery vehicles, coupled with our proprietary technology, is essential to our success. We operate our fulfillment and logistics infrastructure throughout Korea and maintain fulfillment centers in the United States and Taiwan. We are in the process of obtaining and developing additional fulfillment and logistics infrastructure to increase our storage capacity, reduce delivery times, and further improve our workflow and processes.
If we do not expand and operate our fulfillment and logistics infrastructure successfully and efficiently, or there are delays in the expansion of our fulfillment and logistics operations, we could experience excess or insufficient fulfillment and logistics capacity in

Coupang, Inc.	2022 Form 10-K	11

one or more locations, an increase in costs or impairment charges, or other adverse impacts. For example, we believe that our end-to-end logistics infrastructure, including the ability to control our last-mile delivery logistics, is a key competitive advantage. If our end-to-end logistics infrastructure, including last-mile delivery, is negatively affected in any manner, including, but not limited to, by the introduction of direct competitors with these capabilities or by legislation, legal rulings, or other regulation that may disrupt this service, our business, financial condition, and results of operations would be materially and adversely affected.
In addition, if we do not have sufficient fulfillment and logistics capacity, or we experience problems fulfilling and delivering orders in a timely manner, our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers.
We have designed, built, purchased, and/or leased our own fulfillment and logistics infrastructure, in addition to utilizing some third-party delivery resources. Our fulfillment and logistics infrastructure was designed to meet the specific needs of our business. If we continue to add fulfillment and logistics capabilities, add new offerings with different fulfillment or logistics requirements, or change the mix of merchandise that we sell, our fulfillment and logistics infrastructure will become increasingly complex, and operating it will become more challenging. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver our customers’ purchases and could materially and adversely affect our reputation and ultimately, our business, financial condition, and results of operations.
We anticipate the need to add additional fulfillment and logistics capacity as our business continues to grow. We cannot assure you that we will be able to locate suitable facilities on commercially acceptable terms in accordance with our expansion plans. If we are unable to secure new facilities for the expansion of our fulfillment operations or effectively control expansion-related expenses, our business, financial condition, and results of operations could be adversely affected.
If we grow faster than we anticipate, we may exceed our fulfillment and logistics capacity, we may experience problems fulfilling or delivering orders in a timely manner, or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we may need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate, which could represent a demand on, or drain of, our financial resources and require additional capital. See the risk factor titled “We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.” below.
Our ability to expand our fulfillment and logistics capacity is dependent upon our ability to secure suitable facilities and recruit and retain qualified employees, Coupang Flex partners (independent delivery partners who have signed up to deliver packages on days and times of their own choosing), Eats Delivery Partners or EDPs (independent food delivery partners), and other workers, and there is no assurance that we will be able to secure such facilities or procure such personnel. There have been and there may be future delays or increased costs associated with the spread and impact of ongoing or future pandemics or endemics, natural or man-made disasters, extreme weather conditions, and other catastrophic events.
Many of the expenses and investments with respect to our fulfillment and logistics capacity are fixed, and any expansion of such fulfillment and logistics infrastructure will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment and logistics operations as our business continues to grow. We would incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.
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

Coupang, Inc.	2022 Form 10-K	12

We face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, retailers (including e-commerce retailers) and marketplaces has increased due to, among other factors, improved customer experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times, and more favorable return policies. In addition, certain online and offline businesses may offer goods and services to consumers and merchants that we do not offer. If we are unable to change our offerings in ways that reflect the changing demands of offline and online retailers and marketplaces, particularly at expected service levels, or compete effectively with and adapt to changes in larger retail businesses, our business, financial condition, and results of operations would be materially and adversely affected.
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
Some of our competitors control other products and services that are important to our success, including credit card interchange, Internet search, and mobile operating systems. Such competitors could utilize complementary aspects of their businesses in order to provide a better shopping experience or make it difficult for customers to utilize our apps or websites, or change pricing, availability, or the terms or operation of service related to their products and services in a manner that impacts our competitive offerings. If we are unable to use or adapt to operational changes in such services, we may face higher costs for such services, encounter integration or technological barriers, or lose customers, which could cause our business, financial condition, and results of operations to be materially and adversely affected.
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
Many of our competitors have, and potential competitors may have, competitive advantages such as longer operating histories, more experience in implementing their business plan and strategy, better brand recognition, popular offline locations, greater negotiating leverage, established supply relationships, significantly greater financial, marketing, and other resources. Our competitors may undertake aggressive marketing campaigns to enhance their brand name and increase the volume of business conducted through their stores or websites and make extensive investments to improve their stores or network and system infrastructure, including website design and logistics network enhancements. Our inability to adequately address these and other competitive pressures may have a material adverse effect on our business, financial condition, and results of operations.
We are dependent on the performance of certain members of management and other highly qualified and skilled personnel, and if we are unable to attract, retain, and motivate these and other well-qualified employees, our business could be harmed.
Our success depends largely upon the continued services of our executive officers, other key management team members, and key employees. From time to time, there may be changes in our executive management team or other key employees resulting from the hiring or departure of these personnel. Any of our executive officers or other key employees could terminate their employment with us at any time, and we cannot be assured of having reasonable prior notice. The loss of one or more of our executive officers or other key employees or the failure by our executive team, including any new hires that we may make, to work together effectively and to execute our strategy in a timely manner, could materially and adversely affect our business, financial condition, and results of operations.
We continue to hire additional qualified employees to support our business operations and planned expansion. Our future success depends, to a significant extent, on our ability to recruit, train, integrate, motivate, and retain qualified personnel. Since our industry is characterized by high demand and intense worldwide competition for talent and labor, we cannot assure you that we will be able to attract or retain qualified staff or other highly skilled employees that we will need to achieve our strategic objectives. Accordingly, such efforts will require significant time, expense, and attention, and new hires require significant training and time before they achieve full productivity. In addition to hiring new employees, we must continue to focus on developing, motivating, and retaining our best employees, many of whom are at-will employees, which means they may terminate their employment relationship with us at any time. Further, even if qualified new employees are hired and achieve individual effectiveness, we may be materially and adversely affected by undue turnover in our employees.
If we fail to identify, recruit, and integrate strategic personnel hires, our business, financial condition, and results of operations could be materially and adversely affected. Any loss of members of our senior management team or key personnel could significantly delay or prevent the achievement of our business objectives and could materially harm our business and customer relationships. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize

Coupang, Inc.	2022 Form 10-K	13

returns on these investments. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. If we are not able to retain and motivate our current personnel or effectively add and retain employees, our ability to achieve our strategic objectives, and our business, financial condition, and results of operations will be materially and adversely affected.
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
Health epidemics, including the ongoing COVID-19 pandemic, have had, and could in the future have, an adverse impact on our business.
Our business and operations could be adversely affected by health epidemics, impacting the markets and communities in which we and our customers, suppliers, merchants, and advertisers operate. The COVID-19 pandemic has caused and may continue to cause significant disruption to business and financial markets worldwide and has impacted global macroeconomic conditions. There is no guarantee that a future outbreak of this or any other widespread epidemics or pandemics will not occur, or that global economies will recover, all of which could harm our business.
We have experienced and may continue to experience uncertainty in our business and the global economy due to the duration and intensity of the COVID-19 pandemic. Supply chain disruptions including those of our vendors and suppliers; constraints in logistics and fulfillment related labor costs including costs to attract and retain employees; modification of our operations, adjustments to our services and technology and other responses to the pandemic have made it challenging to reasonably determine the direct impact the pandemic has had, or may have in the future, on our business and results of operations.
Other factors and uncertainties relating to health epidemics, including the ongoing COVID-19 pandemic include, but are not limited to:
•the severity and duration of the pandemic, including future mutations or related variants of the virus in areas in which we operate;
•evolving macroeconomic factors, including general economic uncertainty, unemployment rates, inflation and recessionary pressures;
•changes in labor markets affecting us and our suppliers;
•unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response;
•the impact of governmental restrictions;
•the pace of recovery as the pandemic subsides;
•the long-term impact of the pandemic on our business, including consumer behaviors; and
•disruption and volatility within the financial and credit markets.
There is no guarantee that a future outbreak of this or any other widespread epidemics or pandemics will not occur, or that global economies will recover, all of which could harm our business.
Our expansion into new geographic markets and offerings and substantial increase in the number of our offerings may expose us to new and increased challenges and risks.
In recent years, we have expanded our offerings, including in consumer electronics, food and grocery, financial services, private-label brands, apparel, streaming content, travel, and export and import offerings, as well as expanded our reach into new geographic markets. Such expansion involves new risks and challenges and may require significant investments. Our lack of familiarity with new markets and new products and services and lack of relevant customer data relating to these new markets or offerings may make it more difficult for us to anticipate customer demand and preferences. We may misjudge customer demand and the potential profitability of a new market, product, or service. We may find it more difficult to inspect and control quality and ensure proper handling, storage, and delivery of new products. We may experience higher return rates on new products, customer complaints about new products and services, and costly liability claims as a result of selling such products and services, any of

Coupang, Inc.	2022 Form 10-K	14

which would harm our brand and reputation as well as our results of operations. We may need to price aggressively to gain market share or remain competitive in new categories. It may be difficult for us to achieve profitability in the new product or service categories and our profit margin, if any, may be lower than we anticipate, which would materially and adversely affect our results of operations. We cannot assure you that we will be able to recoup our investments in introducing any new product and service categories.
Any harm to our brand or reputation may materially and adversely affect our business, financial condition, and results of operations.
We believe that the recognition and reputation of our brand among our customers, merchants, suppliers, and our workforce has contributed to the growth and success of our business. Maintaining and enhancing the recognition and reputation of our brand is critical to our business and competitiveness. Heightened regulatory and public concerns over operation of our business, including but not limited to those related to any ongoing or potential labor and employment disputes, consumer protection and consumer safety issues, and cybersecurity and data security incidents, may subject us to additional legal and reputational risks and increased scrutiny. Further, heightened public attention regarding worker safety and occupational health may subject us to regulatory and media scrutiny. In addition, changes in our services or policies have resulted, and could result, in objections by members of the public, customers, suppliers, merchants and various other groups. From time to time, these objections or allegations, regardless of their veracity, may result in customer dissatisfaction, which could result in government inquiries or substantial harm to our brand, reputation, and prospects.
A public perception that non-authentic, counterfeit, or defective goods are sold on our apps and websites or that we or our merchants do not provide satisfactory customer service, even if factually incorrect or based on isolated incidents, could damage our reputation, diminish the value of our brand, undermine the trust and credibility we have established, and have a negative impact on our ability to attract new customers or retain our current customers. If we are unable to maintain our reputation, enhance our brand recognition, or increase positive awareness of our apps, websites, products, and services, as well as products sold by merchants through our online marketplace, it may be difficult to maintain and grow our customer base, and our business, financial condition, and results of operations may be materially and adversely affected.
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
Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather, or increased security requirements in Korea and other countries. These issues could delay importation of products or require us to locate alternative ports or transportation or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher costs, which could have a material adverse impact on our business, financial condition, and results of operations.
If our ability to import goods from overseas is negatively impacted by domestic or international trade regulations (including any future customs requirements, tariffs, and quotas implemented in Korea), our ability to maintain a diverse selection of products for our customers and to be able to timely deliver products consistent with our customers’ expectations could be harmed, which could materially and adversely impact our future revenue and growth.
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

Coupang, Inc.	2022 Form 10-K	15

competition, slowing demand, a failure by us to continue capitalizing on growth opportunities, higher market penetration, and the maturation of our business, and others, including as discussed elsewhere in this “Risk Factors” section. If we fail to continue to grow, our business could be materially and adversely affected and the price per share of our Class A common stock could decline.
We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies that operate in evolving industries subject to increasing regulation. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations would be materially and adversely affected.
If we are unable to continue to innovate or if we fail to adapt to changes in our industry, our business, financial condition, and results of operations would be materially and adversely affected.
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
As a result, we continue to invest significant resources in our technology, infrastructure, research and development, and other areas in order to enhance our business and operations, as well as to explore new growth strategies and geographies and introduce new high-quality products and services. If we offer new merchandise or services that are not accepted by our customers, we may make fewer sales and our revenue may fall short of expectations, our brand and reputation could be materially harmed, and we may incur expenses that are not offset by revenue. We may make substantial investments in such new categories and new markets in anticipation of future revenue. If the launch of a new category or a new geography requires greater investment than we expect, if we are unable to attract suppliers and merchants that produce sufficient high-quality, value-oriented merchandise and services, or if the revenue generated from sales of a new item of merchandise or service grows more slowly or produces lower gross profit than we expect, our results of operations could be materially and adversely impacted. Expansion of our offerings may also strain our management and operational resources. We may also face greater competition in specific categories from e-commerce and traditional retailers that are more focused on such categories. It may be difficult to differentiate our offering from other competitors as we offer additional categories of merchandise and services, and our customers may have additional considerations in deciding whether or not to purchase these additional offerings. In addition, the relative profitability, if any, of new categories of merchandise or services may be lower than we have experienced historically, and we may not generate sufficient revenue from sales of these new items to recoup our investments in them.
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
If we fail to retain existing suppliers or merchants or to add new suppliers or merchants, or if our existing suppliers or merchants fail to supply high-quality and compliant merchandise in a timely manner, our business, financial condition, and results of operations will be materially and adversely affected.
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

Coupang, Inc.	2022 Form 10-K	16

be materially and adversely affected. Our inability to purchase suitable merchandise on acceptable terms or to source new suppliers and merchants could have a material adverse effect on our business, financial condition, and results of operations.
Efforts to increase advertising revenue may impact our sales or results of operations.
Growth in our advertising revenue depends on our ability to continue to develop and offer effective tools for advertisers. New advertising formats that take up more space on our apps and websites may impact customer satisfaction, which could impact our sales. As the advertising market generates and develops new concepts and technology, we may incur additional costs to implement more effective products and tools. Continuing to develop and improve these products and tools may require significant time and resources and additional investment. Additionally, changes to our advertising policies and data privacy practices, as well as changes to other companies’ advertising and/or data privacy practices have in the past, and may in the future, affect the advertising that we are able to provide, which could harm our business. If we cannot continue to develop and improve our advertising products and tools in a timely fashion, or if our advertising products and tools are not well received by advertisers or customers, our revenue or sales could be materially and adversely affected.
Inventory risks may materially and adversely affect our results of operations.
We are exposed to inventory risks that may materially and adversely affect our results of operations because of seasonality, new product launches, quick changes in product cycles and pricing, defective products, changes in customer demand and spending patterns, changes in customer tastes with respect to our products, spoilage, shrinkage, and other factors. We strive to predict these trends, as overstocking or understocking products we sell could lead to lower sales, missed opportunities, and excessive markdowns, each of which could have a material impact on our business and results of operations. Moreover, once we launch a new product, it may be difficult to determine appropriate product selection and accurately forecast demand, which could increase our inventory risk, resulting in a material adverse effect on our business, financial condition, and results of operations.
The seasonality of our business affects our quarterly results and places an increased strain on our operations.
We have historically experienced seasonal fluctuations in our sales, with higher sales volumes associated with Chuseok, Lunar New Year, and Christmas. Some of these holidays are on the lunar calendar, and thus the associated sales do not always fall in the same quarterly period. We expect to continue to experience seasonal trends in our business, making results of operations variable from quarter to quarter. This variability makes it difficult to predict sales and can result in significant fluctuations in our revenue between periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any failure to stock or restock popular products in sufficient amounts or to develop sufficient fulfillment and logistics capacity to meet customer demand could adversely affect our results of operations. When we overstock products, we may be required to take significant inventory markdowns or write-offs and incur commitment costs, which could result in lower margins and higher labor costs as a percentage of sales, which would harm our financial performance.
We may also experience increases in our fulfillment and logistics costs due to promotions, split-shipments, changes to our fulfillment and logistics network, and other arrangements necessary to ensure timely delivery during times of high order volume.
If too many customers access our apps or websites within a short period of time due to increased demand, we may experience system interruptions that make our apps or websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we offer or sell and have an adverse effect on our results of operations. In addition, we may be unable to adequately staff our fulfillment and logistics network, including our independent delivery partners, and customer service centers during these peak periods, which may impact our ability to satisfy seasonal or peak demand. Risks related to our fulfillment and logistics infrastructure described above in the risk factor titled “If we do not successfully operate and manage the expansion of our fulfillment and logistics infrastructure, our business, financial condition, and results of operations could be materially harmed.” are magnified during the holiday seasons.
We may expand our operations and offerings into new geographic markets, which would present new challenges and which may prove unsuccessful and materially and adversely affect our business.
We have recently expanded our operations into other Asia Pacific countries where we offer direct on-demand delivery for a limited selection of items. We may further expand our operations into new geographic markets, which would present new risks and challenges and which may prove unsuccessful and materially and adversely affect our business. Further expansion into additional markets would require significant management attention and resources and would require us to localize our offerings to conform to a wide variety of local cultures, business practices, laws, regulations, and policies. Such local cultures, business practices, laws, regulations, and policies in other countries may make it more difficult for us to replicate our business model and anticipate customer demand and preferences. We may be competing with local and international companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. If we are not successful in expanding into particular international markets or in generating revenue from such international operations, our business, financial condition, and results of operations may be materially and adversely affected.

Coupang, Inc.	2022 Form 10-K	17

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and materially and adversely affect our business, financial condition, and results of operations.
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
•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, data security, products, personnel, accounting or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
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
The occurrence of any of these foregoing risks could have a material adverse effect on our business, financial condition, and results of operations.
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
Acceptance and use of the Internet are critical to our growth and the occurrence of any one or more of the above challenges could have a material adverse effect on our business, financial condition, and results of operations.
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

Coupang, Inc.	2022 Form 10-K	18

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

Coupang, Inc.	2022 Form 10-K	19

Coupang Pay’s services are highly regulated. Coupang Pay is required to comply with numerous complex and evolving laws, rules, and regulations, particularly in the areas of online and mobile payment services. In addition, as Coupang Pay expands the type and reach of its services within Korea and into international markets, it will become subject to additional legal and regulatory risks and scrutiny. Any failure, or deemed failure, by Coupang Pay to comply with existing or new laws, regulations or orders of any governmental authority may subject us to significant fines, penalties, criminal and civil lawsuits; result in additional compliance and licensure requirements; cause us to lose existing licenses or prevent or delay us from obtaining additional licenses that may be required for our business; increase regulatory scrutiny of our business; divert management’s time and attention from our business; restrict our operations; lead to increased friction for customers; force us to make changes to our business practices, products or operations; require us to engage in remediation activities; or delay planned transactions, product launches or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition.
Increases in food, energy, labor, and other costs could materially and adversely affect our results of operations.
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
We rely on our merchants to provide a remarkable experience to our customers.
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

Coupang, Inc.	2022 Form 10-K	20

We are subject to payment-related risks, and if payment processors are unwilling or unable to provide us with payment processing services or impose onerous requirements on us in order to access their services, or if they increase the fees they charge us for these services, our business, financial condition, and results of operations could be materially and adversely affected.
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

Coupang, Inc.	2022 Form 10-K	21

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
We also rely on e-mail service providers, bandwidth providers, Internet service providers, and mobile networks to deliver e-mail and “push” communications to customers and to allow customers to access our apps and websites. Any damage to, or failure of, our systems or the systems of our third-party data centers or our other third-party providers could result in interruptions to the availability or functionality of our apps and websites. As a result, we could lose customer data and miss order fulfillment deadlines, which could result in decreased sales, increased overhead costs, excess inventory, and product shortages. If for any reason our arrangements with our data centers or third-party providers are terminated or interrupted, such termination or interruption could materially and adversely affect our business, financial condition, and results of operations. We exercise little control over these providers, which increases our vulnerability to problems with the services they provide. We could experience additional expense in arranging for new facilities, technology, services, and support. In addition, the failure of our third-party data centers or any other third-party providers to meet our capacity requirements could result in interruption in the availability or functionality of our apps and websites.
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
The occurrence of a natural disaster, power loss, telecommunications failure, data loss, computer virus, an act of terrorism, cyberattack, vandalism or sabotage, act of war or any similar event, or a decision to close our third-party data centers on which we normally operate or the facilities of any other third-party provider without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in the availability of our apps and websites. If a natural or man-made disaster, pandemic, blackout, or other unforeseen event were to occur that disrupted the ability to obtain an Internet connection, we may experience a slowdown or delay in our operations.
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

Coupang, Inc.	2022 Form 10-K	22

Our business could be disrupted by catastrophic occurrences and similar events.
Our business and the infrastructure on which our business relies is vulnerable to damage or interruption from catastrophic occurrences, such as earthquakes, floods, fires, extreme weather events (whether as a result of climate change or otherwise), power loss, telecommunication failures, criminal acts, sabotage, other intentional acts of violence, vandalism and misconduct, war, civil unrest, terrorist attacks, geopolitical events, including those related to hostilities between North Korea and Korea, disease, such as the COVID-19 pandemic, and similar events. For example, in June 2021, there was a fire at our Deokpyeong fulfillment center which caused extensive damage to our fulfillment center and delayed delivery. Our Korean corporate offices and certain of the data centers in which we operate are located in regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural or man-made disaster or other unanticipated problems at our facilities or the facilities of our cloud providers could result in disruptions, outages, and other performance and quality problems. Moreover, the frequency and intensity of weather events related to climate change are increasing, which could increase the likelihood and severity of such disasters as well as related damage and business interruption. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be seriously harmed.
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
Restrictions in our credit agreements could materially and adversely affect our operating flexibility.
We are party to a senior unsecured revolving credit facility as well as various other credit agreements. Our credit agreements may limit our ability to, among other things:
•incur or guarantee additional debt;
•make certain investments and acquisitions;
•make certain restricted payments and prepayments of certain indebtedness;
•incur certain liens or permit them to exist; and
•make fundamental changes and dispositions (including dispositions of equity interests of any subsidiary guarantors).
Our revolving credit facility also contains covenants requiring us to maintain certain financial ratios. The provisions of our revolving credit facility may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. As a result, restrictions in our revolving credit facility could adversely affect our business, financial condition, and results of operations. In addition, a failure to comply with the provisions of our revolving credit facility could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of outstanding amounts under our revolving credit facility is accelerated, our assets may be insufficient to repay such amounts in full, and our common stockholders could experience a partial or total loss of their investment. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Coupang, Inc.	2022 Form 10-K	23

We have remediated the material weaknesses previously reported in our internal control over financial reporting, but if we fail to properly manage our internal control over financial reporting on a go forward basis, future material weaknesses could be identified that could result in a material misstatement in our financial statements.
We have remediated the material weaknesses that we previously identified for the years ended December 31, 2021 and 2020 by implementing and enhancing our control procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In order to properly manage our internal control over financial reporting, we may need to take additional measures, including system migration and automation, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to ensure that our internal controls will remain effective and eliminate the possibility that other material weakness or deficiencies may develop or be identified in the future. Implementing any changes to our internal controls may distract our officers and employees and require expenditures to implement new process or modify our existing processes. If we experience future material weaknesses or deficiencies in internal controls and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, will be adversely affected. Any such failure could result in investors losing confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be adversely affected, and we could become subject to litigation or investigations by the New York Stock Exchange (the “NYSE”), the SEC, Korean authorities, or other regulatory authorities, which could require additional financial and management resources and materially and adversely affect our business and results of operations.
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
We are a public reporting company subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations will require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting. If our management is unable to certify the effectiveness of our internal control or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal control over financial reporting, or if we identify or fail to remediate any significant deficiencies or material weaknesses in our internal control, we could be subject to regulatory scrutiny and a loss of public confidence, which could seriously harm our reputation, and the price per share of our Class A common stock could decline. Further, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, our business could be adversely affected and the price per share of our Class A common stock price could decline.
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

Coupang, Inc.	2022 Form 10-K	24

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
Our fulfillment infrastructure requires a substantial number of workers, and these positions tend to have higher than average turnover. During certain periods of the pandemic, we observed an emerging trend of shortage of labor supply for our workforce, which, if the trend continues, will increase our labor costs and could make it difficult to hire and deploy a sufficient number of people to operate our fulfillment network as efficiently as we would like. Failure to hire and retain capable fulfillment, delivery personnel, and other labor support may lead to underperformance of these functions and cause disruption to our business. Labor costs in Korea have increased in connection with heightened scrutiny of workplace conditions in connection with the COVID-19 pandemic. Therefore, to maintain and enhance our competitiveness, we may from time to time need to adjust certain elements of our operations in response to evolving economic conditions, political climate, and business needs. These adjustments, however, may not be sufficient to allow us to address the various challenges we face or improve our results of operations and financial performance as expected.
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
Additional laws and regulations affecting our operations may be adopted in the future. The impact of any new laws or regulations or our failure to comply with these laws and regulations may adversely affect our business, financial condition, and results of operations.
Union activities could affect our business.
The Constitution of the Republic of Korea provides workers with rights to collective bargaining and collective action. Currently, some of our workforce are members of labor unions, with which we are currently negotiating collective bargaining agreements. Unionization of more of our employees or any of our independent delivery partners may occur and could have an adverse impact on our business, financial condition, or results of operations.

Coupang, Inc.	2022 Form 10-K	25

Our business could be adversely affected from an accident, health and safety incident, or workforce disruption.
Our fulfillment and logistics processes and related activities, as well as our last mile delivery logistics activities are subject to significant regulation. For example, Korean laws and regulations specify very broad and technical safety and health obligations on the employer and service recipient company. Breach of such obligations could result in penalties, such as criminal sanctions, administrative fines, and corrective measure orders. The Korean Ministry of Employment and Labor may also order work suspension or use suspension of machinery/equipment if it identifies harmful or dangerous conditions in the workplaces. A breach of the above obligations by the employer or the service recipient company may result in potential civil liability. If we are unable to timely adapt to changing norms and requirements around maintaining a safe workplace, it could cause employee illness, accidents, or worker discontent.
While we maintain liability insurance in amounts and of the type generally consistent with industry practice, the amount of such coverage may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident resulting from our fulfillment or last mile delivery activities. For example, in June 2021, there was a fire at our Deokpyeong fulfillment center which caused extensive damage to our property and inventories and resulted in a material write-off for 2021. In addition, our business was negatively impacted by, but not limited to, delay in delivery, response to investigations in relation to the fire, and compensation for damages caused. Further, negative publicity related to workforce safety could have an adverse effect on our business, prospects, financial condition, and results of operations.
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
Coupang Corp. enters into business relationships and transactions with its subsidiaries and affiliates, which are subject to scrutiny by the Korean Fair Trade Commission (the “KFTC”) as to, among other things, whether such relationships and transactions constitute undue financial support among companies in the same business group. If, in the future, the KFTC determines that Coupang Corp. has engaged in transactions that violate the fair trade laws and regulations, it may be subject to an administrative and/or criminal fine, surcharge or other actions, which may have an adverse effect on our business, financial condition, and results of operations.

Coupang, Inc.	2022 Form 10-K	26

Our Korean subsidiary, Coupang Corp., and a group of companies affiliated with it have been designated an affiliated group under Korean law, which would require that group of companies to make certain disclosures and implement additional corporate governance requirements.
Our Korean subsidiary, Coupang Corp., and a group of companies affiliated with it have been designated as a business group subject to disclosure under the Korean Monopoly Regulation and Fair Trade Act. This designation - which is reviewed and may be re-designated under the Korean Monopoly Regulation and Fair Trade Act by the KFTC on an annual basis — imposes additional corporate governance and public disclosure requirements on the subsidiary entities (which could also be applied to individual executives). These requirements will also create additional costs of compliance and subject the group of affiliated companies to greater regulatory scrutiny and risk of penalties for any failure to comply with the additional obligations imposed.
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

Coupang, Inc.	2022 Form 10-K	27

Our business may be adversely affected by developments that negatively impact the Korean economy and uncertainties in economic conditions that impact spending patterns of our customers in Korea.
We have historically generated a substantial majority of our revenue from sales in Korea. Our future performance will depend in large part on Korea’s future economic growth. Adverse developments in Korea’s economy as a result of various factors, including economic, political, legal, regulatory, and social conditions in Korea may have an adverse effect on customer spending, which may not allow us to achieve our desired revenue growth. The economic indicators in Korea in recent years have shown mixed signs of growth and uncertainty as the Korean economy is closely tied to, and is affected by developments in, the global economy. In recent years, adverse conditions and volatility in the worldwide financial markets, fluctuations in oil and commodity prices, inflationary pressures, elevated interest rates and the COVID-19 pandemic, have contributed to the uncertainty of global economic prospects in general and have adversely affected, and may continue to adversely affect, the Korean economy. Due to liquidity and credit concerns and volatility in the global financial markets, the value of the KRW relative to the USD and other foreign currencies and the stock prices of Korean companies have fluctuated significantly in recent years. Further declines in the Korea Composite Stock Price Index, large amounts of sales of Korean securities by foreign investors, and subsequent repatriation of the proceeds of such sales may adversely affect the value of the KRW, the foreign currency reserves held by financial institutions in Korea, and the ability of Korean companies to raise capital. Any future deterioration of the Korean economy or the global economy could adversely affect our business, financial condition, and results of operations.
Potential developments that could have an adverse impact on Korea’s economy include:
•declines in customer confidence, decreases in consumer disposable income, a slowdown in customer spending and higher levels of unemployment;
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
•the occurrence of severe health epidemics in Korea or other parts of the world;
•deterioration in economic or diplomatic relations between Korea and its trading partners or allies, including deterioration resulting from territorial or trade disputes or disagreements in foreign policy (such as the ongoing trade disputes with Japan);

Coupang, Inc.	2022 Form 10-K	28

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
We are subject to changing laws and regulations everywhere we do business, including in Korea. For example, the KFTC is increasingly focused on regulating various new industries including online platform companies. The KFTC takes the position these regulations could apply to the Company. Any additional regulations on e-commerce companies which may apply to us could have an adverse effect on our business, financial condition, and results of operation.
Additional enacted or proposed regulations include numerous consumer related provisions in the online shopping industry, as well as environmental or climate related legislation that could impact the use of diesel trucks for transportation. Implementation of any of these regulations could have an adverse effect on our business

Coupang, Inc.	2022 Form 10-K	29

Finally, the Act on Punishment for Serious Accidents, etc. (the “Serious Accidents Act”) became effective in, 2022. The Serious Accidents Act imposes enhanced liability (including criminal liability) on businesses, managers, and individuals who are responsible for causing loss of life by failing to fulfill duties relating to workplace safety and health or risk prevention. The Serious Accidents Act provides the potential for criminal punishment, public disclosure of punishment, and monetary damages, including punitive damages up to five times the actual damages suffered. The Serious Accidents Act extends potential liability to a wider group of persons than under pre-existing law, including those who oversee safety and health matters for the business concerned and also general managers of the business.
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
We face risks relating to our delivery services. We use independent delivery partners to deliver prepared food and some packages. For example, on top of the tens of thousands of individuals that have signed up as Coupang Flex partners, we have contracted with other Delivery Service Providers (DSPs). Similarly, our Coupang Eats service delivers food prepared by independent restaurants using the services of independent EDPs. Third parties have in the past and could in the future assert legal claims against us relating to safety incidents associated with delivery drivers. Orders made via Rocket Delivery and Coupang Eats are delivered by drivers of motor vehicles. Some drivers delivering orders via these services have been involved in motor vehicle accidents, and some drivers may be involved in motor vehicle accidents in the future.
We believe that our independent delivery partners are independent contractors because, among other things, they choose whether, when, and where to provide these services, provide these services at days and times that are convenient for them (or not at all), are free to hold other jobs and provide services to our competitors, provide a vehicle to perform delivery services, decide for themselves how best to perform their services, and are under no long-term or exclusive commitment to us. However, if the classification of any of our independent delivery partners as independent contractors were to be challenged by legislation, regulation or legal interpretation, the costs associated with defending, settling, or resolving these matters could be material to our

Coupang, Inc.	2022 Form 10-K	30

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

Coupang, Inc.	2022 Form 10-K	31

Any failure to protect our apps, websites, networks, and systems against security breaches or otherwise protect our confidential information could damage our reputation and brand and adversely affect our business, financial condition, and results of operations.
Our business employs websites, networks, and systems through which we collect, maintain, transmit, and store data about our customers, merchants, suppliers, advertisers, and others, including personally identifiable information, as well as other confidential and proprietary information. We rely on encryption and authentication technology in an effort to securely transmit confidential and sensitive information. However, security breaches or other security incidents have in the past and could in the future result in the inadvertent or unauthorized use or disclosure of confidential and sensitive information we collect, store, or transmit, or otherwise enable third parties to gain unauthorized access to this information such as our inadvertent exposure of limited customer information within our App that occurred during an upgrade in 2021 and was remediated within an hour. In addition, our apps, websites, networks, and systems are subject to security threats, including hacking of our systems, denial-of-service attacks, viruses, malicious software, ransomware, break-ins, phishing attacks, social engineering, security breaches, or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our apps, websites, networks, and systems, or that we otherwise maintain. Such risks extend not only to our own apps, websites, networks, and systems, but also to those of third-party services providers and our customers, contractors, business partners, vendors, and other third parties. Moreover, techniques used to obtain unauthorized access to or sabotage systems change frequently and are becoming increasingly sophisticated and may not be known until launched against us or our third-party service providers, increasing the difficulty of detecting and defending against such threats. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. As a result of any security breach, our reputation and brand could be damaged, our business could suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation, or regulatory action and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have an adverse effect on our business, financial condition, and results of operations.
We are also subject to regulations relating to privacy and use of confidential information of our users, including, among others, Korea’s Personal Information Protection Act and related legislation, regulations and orders (the “PIPA”), China’s Personal Information Protection Act, the Act on the Promotion of Information and Communications Network Utilization and Protection of Information Act (Korea), and the Credit Information Act in Korea that specifically regulates certain sensitive personal information. PIPA requires consent by the consumer with respect to the use of his or her data and requires the persons responsible for management of personal data to take the necessary technological and managerial measures to prevent data breaches and, among other duties, to notify the Personal Information Protection Commission of any data breach incidents within 24 hours. Failure to comply with PIPA in any manner may subject these persons responsible to personal liability for not obtaining such consent in an appropriate manner or for such breaches, including even negligent breaches, and violators face varying penalties ranging from monetary penalties to imprisonment. We strive to take the necessary technological and managerial measures to comply with PIPA, including the implementation of privacy policies concerning the collection, use, and disclosure of subscriber data on our apps and websites, and we regularly review and update our policies and practices. Despite these efforts to comply with PIPA, these rules are complex and evolving, subject to interpretation by government regulators which may change over time and therefore we are subject to the risk of claims by regulators of failure to comply with PIPA. Any failure, or perceived failure, by us to comply with such policies, laws, regulations, and other legal obligations and regulatory guidance could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions, including criminal proceedings, against us and certain of our executive officers by governmental entities or others or other liabilities. Any such claim, proceeding, or action, could hurt our reputation, brand, and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of customers and merchants, and could have an adverse effect on our business, financial condition, and results of operations.
In addition, the California Consumer Privacy Act of 2018 (the “CCPA”), which came into effect in 2020, creates individual privacy rights for certain persons and increases the privacy and security obligations of entities handling certain personal data. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data are used. Failure to comply with the CCPA creates additional risks including enforcement by the California attorney general, private rights of actions for certain data breaches, and damage to reputation. The CCPA may increase our compliance costs and potential liability with respect to our operations in California. Additionally, a new California ballot initiative, the California Privacy Rights Act, was voted into law in November 2020, which imposes additional data protection obligations on companies doing business in California and creates a new California data protection agency specifically tasked to enforce the law, which will likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Several additional U.S. states have enacted similar laws to the CCPA and we expect more states to follow.
In addition, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective in May 2018. The GDPR may impose additional obligations and risk upon our business, and which may increase substantially the

Coupang, Inc.	2022 Form 10-K	32

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
From time to time, we are subject to claims, litigation, governmental audits, inspections, investigations, and other legal proceedings relating to issues such as employment and labor, worker classification and assignment, worker pay, hours and benefits, labor relations including union and collective bargaining issues, employment authorization and immigration, worker safety, intellectual property (including patent, trademark and copyright), product safety, personal injury, privacy, information security, tax compliance, import/export regulations, foreign exchange regulations, licenses and permits, food safety, medical products, drugs and devices, financial services, antitrust, securities regulation, and fair trade matters, consumer protection, and environmental issues. As our operations are predominantly based in Korea, we are, and may from time to time become subject to investigations by Korean government authorities, including investigations related to Antitrust, Fair Trade, Labor and Employment and other matters. See the section titled “Business—Legal Proceedings” for additional information about these types of legal proceedings.
Legal proceedings are inherently uncertain, and any judgment, ruling, fine, penalty or injunctive relief entered against us or any adverse settlement in current or other future matters could result in harm to our reputation, sanctions, consent decrees, injunctions, or orders requiring a change in our business practices or otherwise negatively affect our business, results of operations, and financial condition. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.
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

Coupang, Inc.	2022 Form 10-K	33

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

Coupang, Inc.	2022 Form 10-K	34

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.
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

Coupang, Inc.	2022 Form 10-K	35

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
We are subject to taxes in the United States, Korea, China, and other foreign jurisdictions where we operate. We are a Delaware corporation that is treated as a domestic corporation for U.S. federal income tax purposes. Under the rules of the Internal Revenue Code of 1986, as amended (the “Code”), we may be subject to U.S. federal income tax on a substantial portion of any income earned by our non-U.S. affiliates, regardless of whether that income is distributed to us, although it may be possible to offset some or all of any U.S. tax liability with credits for non-U.S. income taxes paid by the non-U.S. affiliates. These rules are extremely complicated, and their impact on us will depend on the results of our future operations and cannot be predicted or quantified at this time.
Our effective tax rate could fluctuate due to changes in the proportion of our earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses; changes in excess tax benefits of equity-based compensation expense; changes in the valuation of, or our ability to use, deferred tax assets; and the applicability of withholding taxes.
Our effective tax rate in a given financial statement period may be materially impacted by:
•Changes in tax laws, regulations, and treaties, or the interpretation thereof,
•the practices of tax authorities in jurisdictions in which we operate,
•tax policy initiatives and reforms under consideration,
•changes to existing accounting rules or regulations, or
•changes to our ownership or capital structure.
The income tax rules and regulations in the jurisdictions in which we operate are constantly under review by taxing authorities and other governmental bodies. New tax laws or changes to current tax laws (which changes may have retroactive application) could adversely affect our results of operations as well as our stockholders.
We are subject to audit by U.S. and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business could be adversely impacted. Additionally, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our consolidated financial statements could fail to reflect adequate reserves to cover such a contingency.
Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
Any resulting fluctuations in our tax obligations and effective tax rate could materially and adversely affect our results of business, financial condition, and results of operations.

Coupang, Inc.	2022 Form 10-K	36

Our Korean and U.S. affiliates’ ability to use net operating loss carryforwards may be limited.
As of December 31, 2022, our Korean affiliates had approximately $3.3 billion of net operating losses (“NOLs”) carryforwards available to reduce future taxable income, which will begin to expire in 2025. Under legislative changes made in December 2022, the utilization of NOL carryforwards is generally limited to 80% of taxable income in the year of utilization.
Realization of these NOL carryforwards depends on our future taxable income and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results.
We maintain a valuation allowance on all our Korean net deferred tax assets as we have determined that it is more likely than not that we would not recognize the benefits of these assets. For additional information, see Note 7 — "Income Taxes" in Part II, Item 8 - “Financial Statements and Supplementary Data” in our consolidated financial statements.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with Bom Kim, who beneficially holds all of our Class B common stock representing in the aggregate 76.0% of the voting power of our capital stock.
All of our shares of Class B common stock, which has 29 votes per share, are beneficially held by Bom Kim, our Founder and Chief Executive Officer. Our Class A common stock, which is the stock we list on the NYSE, has one vote per share. Our Class A common stock and Class B common stock vote together as a single class on all matters, except as otherwise required by applicable law or our certificate of incorporation. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon any transfer, whether or not for value, except certain transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in our certificate of incorporation. Upon any conversion of shares of Class B common stock into shares of Class A common stock, the voting power of any existing holder of Class A common stock in any vote of the Class A common stock voting separately as a class will be diluted to the extent of the additional shares of Class A common stock issued as a result of the conversion, but because there will be fewer shares of Class B common stock outstanding as a result of such a conversion, the voting power of any existing holder of Class A common stock in any vote of all shares of capital stock voting together as a class will increase because there will be fewer shares of the higher vote Class B common stock outstanding. Because of the 29-to-one voting ratio between our Class B and Class A common stock, the Class B common stock held by Mr. Kim represent, in the aggregate, 76.0% of the combined voting power of our capital stock as of December 31, 2022. The control by Mr. Kim of a majority of the combined voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may defer, prevent, or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Mr. Kim also has the ability to control our management and major strategic investments as a result of his position as our Chief Executive Officer. Although Mr. Kim owes a fiduciary duty to our stockholders as a board member and officer, as a stockholder, Mr. Kim is entitled to vote his shares in his own interest, which may not always be in the interest of our stockholders generally. Similarly, a reduction in Mr. Kim’s shareholdings could impact his ability to control corporate matters.
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

Coupang, Inc.	2022 Form 10-K	37

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
In addition, stock markets with respect to newly public companies, particularly companies in the technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, companies that have experienced volatility in the trading price for their stock have been subject to securities class action litigation. We are currently subject to a putative securities class action litigation and we may be subject to additional securities related litigation and claims in the future. Any such securities litigation or claims could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, financial condition, and results of operations. For additional information about the litigation in which we are involved, see “Item 3 —Legal Proceedings”.
Sales of our Class A common stock in the public market could cause the price per share of our Class A common stock to decline.
Sales of a substantial number of shares of Class A common stock into the public market, particularly sales by our directors, executive officers, or principal stockholders, or the perception that these sales might occur, could cause the price of our Class A common stock to decline. As of December 31, 2022, we had 1,597,804,374 shares of Class A common stock outstanding. We have also registered shares of Class A common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
The holders of approximately 40% of our shares of our Class A and Class B common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could cause the price per share of our Class A common stock to decline.

Coupang, Inc.	2022 Form 10-K	38

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

Coupang, Inc.	2022 Form 10-K	39

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease our principal executive office in Seattle, Washington and additional office space in Korea, the United States and throughout Asia. We lease or own approximately 47 million square feet of fulfillment and logistics space throughout Korea, as well as other parts of Asia and the United States. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings
From time to time, we are subject to legal proceedings, claims, litigation, governmental audits, inspections, investigations, and other various proceedings in the ordinary course of business. We have received, and may in the future continue to receive, claims, litigation, governmental audits, inspections, and investigations relating to issues such as employment and labor, worker classification and assignment, worker pay, hours and benefits, labor relations including union and collective bargaining issues, employment authorization and immigration, health and safety, workplace harassment, workplace sexual harassment, intellectual property (including patent, trademark, and copyright), product safety, personal injury, privacy, information security, tax compliance, import/export regulations, foreign exchange regulations, licenses and permits, food safety, medical products, drugs and devices, financial services, antitrust and fair trade matters, consumer protection, and environmental issues.
The results of any current or future claims, litigation, governmental audits, inspections, or investigations cannot be predicted with certainty. Regardless of the outcome, these claims, proceedings and investigations could have an adverse impact on us because of defense and settlement costs, diversion of management resources, harm to our brand and reputation, and other factors.
The most significant of our current legal proceedings are described in Note 13 — "Commitments and Contingencies", in Part II, Item 8 - “Financial Statements and Supplementary Data”, and risks relating to legal matters are described elsewhere in this Form 10-K, see “Item 1A. Risk Factors.”

Item 4. Mine Safety Disclosures
Not applicable.

Coupang, Inc.	2022 Form 10-K	40

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Market for Common Stock
Our Class A common stock is traded on the New York Stock Exchange under the symbol “CPNG.” Our Class B common stock is not listed or traded on any stock exchange.
Holders of Common Stock
As of February 17, 2023, there were 47 holders of record of our Class A common stock and one holder of record of our Class B common stock. Because some of our shares of class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We intend to retain any future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. Additionally, we may enter into agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends or make distributions on our capital stock. The ability of certain subsidiaries to pay dividends to Coupang, Inc. is restricted due to terms which require the subsidiaries to meet certain financial covenants. In addition, Coupang, Inc.’s Korean subsidiaries, have certain regulatory restrictions that only allow dividend payments to be made while maintaining a positive net equity balance or if dividends are paid out of the current year’s income, if any. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors our board of directors may deem relevant.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of Coupang, Inc. under the Securities Act or the Exchange Act.
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the S&P 500 Index (“S&P 500”) and the S&P 500 Retailing Index (“S&P 500 Retailing”). The graph assumes $100 was invested at the market close on March 11, 2021, which was the first day our Class A common stock began trading. Data for the S&P 500 Index and S&P 500 Retailing Index assume reinvestment of dividends. The graph uses the closing market price on March 11, 2021 of $49.25 per share as the initial value of our Class A common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Coupang, Inc.	2022 Form 10-K	41

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

Item 6. [Reserved]

Coupang, Inc.	2022 Form 10-K	42

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
Overview
We are a leading e-commerce retailer in Korea with operations in the United States, Japan, Taiwan, Singapore and China. We believe that we are the preeminent online destination in the market because of our broad selection, low prices, and exceptional delivery and customer experience across our owned inventory selection as well as products offered by third-party merchants. Our unique end-to-end integrated fulfillment, logistics, and technology network enables Rocket Delivery, which provides free, next-day delivery for orders placed anytime of the day, even seconds before midnight—across millions of products. Our structural advantages from complete end-to-end integration, investments in technology, and scale economies generate higher efficiencies that allow us to pass savings to customers in the form of lower prices. The capabilities we have built provide us with opportunities to expand into other offerings and geographies.
We believe the true measure of our success will be shareholder value created over the long term. Our long-term investments in building a differentiated technology-orchestrated network and customer-facing functionality have helped build a business that we expect will deliver significant growth and cash flows at scale. We have in turn successfully reinvested to expand into new offerings, such as with our owned-inventory selection, Rocket WOW membership, Rocket Fresh, Coupang Eats, and Coupang Play, among others. We will continue to reinvest cash flows generated by our established offerings into new initiatives and innovations for our customers. We plan to invest and maximize value for customers and shareholders in the long term over optimizing our short-term results.
Beginning in the first quarter of 2022, we organized our operations into two segments: Product Commerce and Developing Offerings. These segments reflect the way management evaluates its business performance and manages its operations. See Note 3 — "Segment Reporting" to the consolidated financial statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K.
Product Commerce primarily includes core retail (owned inventory) and marketplace offerings (third-party merchants) and Rocket Fresh, our fresh grocery offering, as well as advertising products associated with these offerings. Revenues from Product Commerce are derived primarily from online product sales of owned inventory to customers in Korea and from commissions earned from merchants that sell products through our mobile application and website.
Developing Offerings primarily includes more nascent offerings and services, including Coupang Eats, our restaurant ordering and delivery service, Coupang Play, our online content streaming service, fintech, certain international initiatives, as well as advertising products associated with these offerings. Revenues from Developing Offerings are primarily generated from online restaurant ordering and delivery services provided on our mobile applications and websites.
Initial Public Offering
On March 15, 2021, we completed our initial public offering (“IPO”) in which we issued and sold 100,000,000 shares of our Class A common stock at an IPO price of $35.00 per share. We received net proceeds of $3.4 billion after deducting underwriting discounts of $69 million and other offering costs.
Immediately prior to effectiveness of our IPO registration statement on Form S-1, Coupang, LLC, a Delaware limited liability company, converted into a Delaware corporation pursuant to a statutory conversion, which changed our name to Coupang, Inc. (“Corporate Conversion”).
As a result of the Corporate Conversion and IPO, our redeemable convertible preferred units (“preferred units”) and common units (which included common units designated as profits interests (“PIUs”)), in each case, automatically converted into an equal number of shares of Class A or Class B common stock, except with respect to a conversion adjustment to certain PIUs, which reduced the outstanding common units designated as PIUs that converted into the shares of Class A common stock. Also, our convertible notes were automatically converted into 171,750,446 shares of our Class A common stock. For additional information related to the Corporate Conversion and IPO, see Note 14 — "Redeemable Convertible Preferred Units and Stockholders'/Members' Equity (Deficit)" and Note 15 — "Convertible Notes and Derivative Instrument" in Part II, Item 8 - “Financial Statements and Supplementary Data” in our consolidated financial statements.

Coupang, Inc.	2022 Form 10-K	43

Fulfillment Center Fire
In June 2021, a fire extensively damaged our Deokpyeong fulfillment center (“FC Fire”) resulting in a loss of the inventory, building, equipment, and other assets at the site. Inventory and property and equipment losses from the FC Fire of $158 million and $138 million were recognized in “Cost of sales” and “Operating, general and administrative”, respectively, in 2021.
While we are insured on property losses from the FC Fire, investigations surrounding the fire continue. In December 2022, we received a refundable insurance cash advance payment of $79 million, which is included within other current liabilities and reflected as an inflow for operating cash flows. We have not recognized any insurance benefit in our consolidated statements of operations to date. Whether and to what extent the advance will become non-refundable or additional proceeds will be received is currently unknown.
Key Financial and Operating Highlights:

	2022	2021	% Change
Total net revenues	$20,582,615	$18,406,372	12%
Total net revenues, constant currency(1)	$23,235,971	$17,850,617	26%
Gross profit(2)	$4,709,873	$2,951,128	60%
Net loss(4)	$(92,042)	$(1,542,590)	(94)%
Net loss margin	(0.4)%	(8.4)%
Adjusted EBITDA(1)	$381,212	$(747,636)	NM(3)
Adjusted EBITDA margin(1)	1.9%	(4.1)%
Net cash provided by (used in) operating activities	$565,439	$(410,578)	NM(3)
Free cash flow(1)	$(245,641)	$(1,082,377)	(77)%
Segment adjusted EBITDA:
Product Commerce	$605,838	$(360,896)	NM(3)
Developing Offerings	$(224,626)	$(386,740)	(42)%
(1)Total net revenues, constant currency; total net revenues growth, constant currency; adjusted EBITDA; adjusted EBITDA margin; and free cash flow are non-GAAP measures. See “Non-GAAP Financial Measures” and “Reconciliation of GAAP to Non-GAAP Measures” below for the reconciliation of the Non-GAAP measures with their comparable amounts prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(2)Gross profit is calculated as total net revenues minus cost of sales, and for 2021 includes $158 million related to inventory losses from the FC Fire.
(3)Non-meaningful.
(4)Net loss for 2021 includes $296 million in losses recognized during the second quarter of 2021 related to the FC Fire.
Key Business Metrics and Non-GAAP Financial Measures
Key Business Metrics

	Three Months Ended December 31,
(in thousands, except net revenues per Active Customer)	2022	2021
Active Customers	18,115	17,936
Total net revenues per Active Customer	$294	$283
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

Coupang, Inc.	2022 Form 10-K	44

Non-GAAP Financial Measures
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

Non-GAAP Measure	Definition	How We Use The Measure
Free Cash Flow	• Cash flow from operations Less: purchases of property and equipment, Plus: proceeds from sale of property and equipment.	• Provides information to management and investors about the amount of cash generated from our ongoing operations that, after purchases and sales of property and equipment, can be used for strategic initiatives, including investing in our business and strengthening our balance sheet, including paying down debt, and paying dividends to stockholders.
Adjusted EBITDA
• Net income (loss), excluding the effects of:
- depreciation and amortization,
- interest expense,
- interest income,
- other income (expense), net,
- income tax expense (benefit),
- equity-based compensation,
- impairments, and
- other items not reflective of our ongoing operations.

• Provides information to management evaluate and assess our performance and allocate internal resources.
• We believe Adjusted EBITDA and Adjusted EBITDA Margin are frequently used by investors and other interested parties in evaluating companies in the e-commerce industry for period-to-period comparisons as they remove the impact of certain items that are not representative of our ongoing business, such as material non-cash items and certain variable charges.
Adjusted EBITDA Margin	• Adjusted EBITDA as a percentage of total net revenues.
Constant Currency Revenue	• Constant currency information compares results between periods as if exchange rates had remained constant.
• We define constant currency revenue as total revenue excluding the effect of foreign exchange rate movements, and use it to determine the constant currency revenue growth on a comparative basis.
• Constant currency revenue is calculated by translating current period revenues using the prior period exchange rate.	• The effect of currency exchange rates on our business is an important factor in understanding period-to-period comparisons. Our financial reporting currency is the U.S. dollar (“USD”) and changes in foreign exchange rates can significantly affect our reported results and consolidated trends. For example, our business generates sales predominantly in Korean Won (“KRW”), which are favorably affected as the USD weakens relative to the KRW, and unfavorably affected as the USD strengthens relative to the KRW.
• We use constant currency revenue and constant currency revenue growth for financial and operational decision-making and as a means to evaluate comparisons between periods. We believe the presentation of our results on a constant currency basis in addition to U.S. GAAP results helps improve the ability to understand our performance because they exclude the effects of foreign currency volatility that are not indicative of our actual results of operations.
Constant Currency Revenue Growth	• Constant currency revenue growth (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.

Coupang, Inc.	2022 Form 10-K	45

Reconciliation of GAAP to Non-GAAP Measures
Free Cash Flow

(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$565,439	$(410,578)
Adjustments:
Purchases of land and buildings	(226,587)	(215,062)
Purchases of equipment	(597,675)	(458,601)
Total purchases of property and equipment	$(824,262)	$(673,663)
Proceeds from sale of property and equipment	13,182	1,864
Total adjustments	$(811,080)	$(671,799)
Free cash flow	$(245,641)	$(1,082,377)
Net cash used in investing activities	$(848,254)	$(675,525)
Net cash provided by financing activities	$247,352	$3,576,850
Adjusted EBITDA and Adjusted EBITDA Margin

(in thousands)	2022	2021
Total net revenues	$20,582,615	$18,406,372

Net loss	(92,042)	(1,542,590)
Net loss margin	(0.4)%	(8.4)%
Adjustments:
Depreciation and amortization	230,965	201,480
Interest expense	27,169	45,358
Interest income	(52,798)	(8,645)
Income tax (benefit) expense	(1,063)	1,002
Other expense, net	6,715	10,913
Equity-based compensation	262,266	249,345
FC Fire Losses	—	295,501
Adjusted EBITDA	$381,212	$(747,636)
Adjusted EBITDA margin	1.9%	(4.1)%
Constant Currency Revenue and Constant Currency Revenue Growth

	2022			2021			Year over Year Growth
(in thousands)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$18,338,177	$2,364,020	$20,702,197	$16,487,975	$(497,832)	$15,990,143	11%	26%
Net other revenue	2,244,438	289,336	2,533,774	1,918,397	(57,923)	1,860,474	17%	32%
Total net revenues	$20,582,615	$2,653,356	$23,235,971	$18,406,372	$(555,755)	$17,850,617	12%	26%

Net Revenues by Segment
Product Commerce	$19,954,594	$2,572,396	$22,526,990	$17,837,717	$(538,586)	$17,299,131	12%	26%
Developing Offerings	628,021	80,960	708,981	568,655	(17,169)	551,486	10%	25%
Total net revenues	$20,582,615	$2,653,356	$23,235,971	$18,406,372	$(555,755)	$17,850,617	12%	26%

Coupang, Inc.	2022 Form 10-K	46

Results of Operations

				% Change
(in thousands)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Net retail sales	$18,338,177	$16,487,975	$11,045,096	11%	49%
Net other revenue	2,244,438	1,918,397	922,243	17%	108%
Total net revenues	20,582,615	18,406,372	11,967,339	12%	54%

Cost of sales	15,872,742	15,455,244	9,981,102	3%	55%
Operating, general and administrative	4,821,892	4,445,090	2,502,231	8%	78%
Total operating cost and expenses	20,694,634	19,900,334	12,483,333	4%	59%

Operating loss	(112,019)	(1,493,962)	(515,994)	(93)%	190%
Interest income	52,798	8,645	10,991	NM(1)	(21)%
Interest expense	(27,169)	(45,358)	(107,762)	(40)%	(58)%
Other (expense) income, net	(6,715)	(10,913)	149,900	(38)%	NM(1)
Loss before income taxes	(93,105)	(1,541,588)	(462,865)	(94)%	NM(1)
Income tax (benefit) expense	(1,063)	1,002	292	NM(1)	NM(1)
Net loss	$(92,042)	$(1,542,590)	$(463,157)	(94)%	NM(1)
(1)Non-meaningful.
A discussion regarding our financial condition and results of operations for 2021 compared to 2020 can be found under Part II, Item 7 — “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for 2021.
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

			% Change
(in thousands)	2022	2021	As Reported	Constant Currency
Net retail sales	$18,338,177	$16,487,975	11%	26%
Net other revenue	2,244,438	1,918,397	17%	32%
Total net revenues	$20,582,615	$18,406,372	12%	26%
Net retail sales represent the majority of our total net revenues which we earn from online product sales of our owned inventory to customers. Net other revenue includes revenue from commissions earned from merchants that sell their products through our apps or websites. We are not the merchant of record in these transactions, nor do we take possession of the related inventory.
Net other revenue also includes consideration from online restaurant ordering and delivery services performed by us, as well as advertising services provided on our apps or websites. We also earn subscription revenue from memberships to our Rocket WOW membership program, which is also included in net other revenue.

Coupang, Inc.	2022 Form 10-K	47

Net revenues by segment was as follows:

			% Change
(in thousands)	2022	2021	As Reported	Constant Currency
Product Commerce	$19,954,594	$17,837,717	12%	26%
Developing Offerings	628,021	568,655	10%	25%
Total net revenues	$20,582,615	$18,406,372	12%	26%
The increases in Product Commerce net revenues are primarily due to continued growth in our Active Customers and total net revenues per Active Customer, driven by increased product selection of our owned inventory, and increased customer engagement across more product categories.
The increase in Developing Offerings net revenues is primarily from an increase in the average spend from Active Customers using our Eats offering, partially offset by a decrease in those customers.
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
The increase in cost of sales was primarily attributable to increased volume resulting from increased sales and customer demand. Cost of sales as a percentage of revenue decreased from 84.0% for 2021 to 77.1% for 2022 primarily due to our efforts around supply chain optimization and increased volume in higher margin offerings. Cost of sales as a percentage of revenue for 2021 was also negatively impacted by $158 million in non-recurring inventory losses related to the FC Fire.
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
The increase in operating, general and administrative expenses primarily reflects the growth we have achieved in our overall business. While our advertising expenses increased $172 million to support growth and expansion, this is primarily the result of lower advertising expenses we incurred in the prior two years due to COVID-related impacts. The increases in our operating, general and administrative expenses were partially offset by property, equipment and other non-recurring losses of $138 million recognized in 2021 related to the FC Fire.
Operating, general and administrative expenses as a percentage of revenue decreased from 24.1% for 2021 to 23.4% for 2022 primarily related to improved operating leverage as well as property, equipment and other non-recurring losses from the FC Fire recognized in 2021, partially offset by increases in advertising expenses.
Interest Expense
Interest expense primarily consists of interest on our short-term borrowings and long-term debt, and our convertible notes issued in our 2018 convertible note financing.
The decrease in interest expense was primarily attributable to the conversion of our convertible notes into shares of our Class A common stock as a result of the Corporate Conversion and our IPO during the first quarter of 2021.
Interest Income
Interest income primarily consists of interest earned on our deposits held with financial institutions.
The increase in interest income was primarily related to an increase in interest rates on our deposits with various financial institutions.

Coupang, Inc.	2022 Form 10-K	48

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

(in thousands)	2022	2021	% Change
Product Commerce	$605,838	$(360,896)	NM(1)
Developing Offerings	(224,626)	(386,740)	(42)%
Consolidated adjusted EBITDA	$381,212	$(747,636)	NM(1)
(1)Non-meaningful.
The improvement in Product Commerce segment adjusted EBITDA was primarily due to an increase in net revenues, improved margins from supply chain optimization, an increased percentage of revenues earned from higher margin revenue offerings, and improved operating leverage.
The improved Developing Offerings segment adjusted EBITDA was the result of lower advertising and promotional costs as well as lower delivery costs per order associated with Coupang Eats, offset by continued investments in licensed content for Coupang Play as well as our international expansion.
Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our primary sources of liquidity are cash on hand, supplemented through various debt financing arrangements and sales of our equity securities. We had total cash and cash equivalents and restricted cash of $3.7 billion as of December 31, 2022, of which $2.0 billion was held by our foreign subsidiaries and may not be freely transferable to the U.S due to local laws or other restrictions. Additionally, we have over $1.0 billion available under our 2022 and 2021 revolving credit facilities as described below.
The ability of certain subsidiaries to transfer funds or pay dividends to Coupang, Inc. is restricted due to terms which require the subsidiaries to meet certain financial covenants, including requirements to maintain a positive net equity balance or having current period income.
As of December 31, 2022 and 2021, we had stockholders’ equity of $2.4 billion and $2.2 billion, respectively. We may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, particularly with respect to our Developing Offerings segment, which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and continuation to expand services, we plan to build new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next three years. These contracts have remaining capital expenditures commitments of $466 million as of December 31, 2022. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.
During the first quarter of 2021, we completed our IPO, in which we issued and sold 100,000,000 shares of our Class A common stock at a price of $35.00 per share. We received net proceeds of approximately $3.4 billion from the IPO after deducting underwriting discounts of $69 million and other offering costs.
Changes in our cash flows were as follows:

			Change
(in thousands)	2022	2021	2022 vs 2021
Net cash provided by (used in) operating activities	$565,439	$(410,578)	$976,017
Net cash used in investing activities	$(848,254)	$(675,525)	$(172,729)
Net cash provided by financing activities	$247,352	$3,576,850	$(3,329,498)
Operating Activities
The year-over-year change in operating cash flow was primarily driven by a $1.5 billion decrease in net loss partially offset by a $(125) million decrease in our non-cash expenses contributing to the net loss for 2022. Cash outflows from changes in operating assets and liabilities increased $(349) million, consisting primarily of:

Coupang, Inc.	2022 Form 10-K	49

•a decrease in cash inflow in accounts payable of $(284) million as a result of slower growth than in 2021 and timing of purchases, partially offset by a decrease in cash outflow in inventory of $161 million;
•an increase in cash outflow in other assets of $(111) million as a result of additional advances made to vendors and suppliers;
•a decrease in cash inflow in accrued expenses of $(199) million impacted by lower employee accruals compared to the prior year due to slower headcount growth.
Investing Activities
The increase was mainly driven by a $151 million increase in purchases of property and equipment, primarily related to our fulfillment and logistics infrastructure, including purchases of buildings, land and equipment.
Financing Activities
The decrease was primarily driven by $3.4 billion of proceeds, net of underwriting discounts of $69 million and other offering costs, from the issuance of 100,000,000 shares of our Class A common stock upon the completion of our IPO in 2021, a $132 million increase in repayments of debt and short-term borrowings, all partially offset by a $267 million increase in proceeds from debt and short-term borrowings.
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
Capital Resources
We have entered into material unconditional purchase obligations. These contractual commitments primarily relate to technology related service contracts, fulfillment center construction contracts, and software licenses. We generally enter into term loan facility agreements to finance the construction of our fulfillment centers. These agreements may require that we provide for collateral equal to or greater than the amount borrowed under the arrangement. As we continue to build or purchase additional fulfillment centers, we expect our borrowings under debt financing arrangements to continue to increase. We also have material operating leases which expire over the next ten years as well as obligations for our debts. Total minimum contractual commitments due within the next 12 months were $814 million as of December 31, 2022. Additionally, we have:
•operating leases that have not commenced with future minimum lease payments of $308 million with non-cancellable lease terms of 1 to 10 years;
•expected defined severance benefits to be paid of $708 million; and
•open purchase orders for inventories that are primarily due in the next twelve months, and are generally cancellable, in full or in part, through the contractual provisions.
Refer to Note 13 — "Commitments and Contingencies", Note 5 — "Defined Severance Benefits", and Note 11 — "Leases" in Part II, Item 8 - “Financial Statements and Supplementary Data” for disclosure of our future commitments.
Our short-term and long-term borrowings generally include lines of credit with financial institutions available to be drawn upon for general operating purposes.
Term Loan Facilities
In September 2022, we entered into a $87 million one-year term loan agreement. We pledged $104 million of certain land as collateral. The loan bears interest at a fixed rate of 4.75%. Principal is to be paid at maturity and interest is paid on a monthly basis.
In March 2022, we entered into a new five-year loan agreement to borrow $316 million, which was partially used to extinguish the $149 million August 2020 term loan facility which matured in March 2022, and to finance infrastructure of a fulfillment center. We pledged up to $379 million of certain existing land and a building as collateral. The loan bears interest at a fixed rate of 4.26%.
2022 Revolving Credit Facility
In October 2022, we entered into a two-year revolving facility agreement with a borrowing limit of $126 million that bears interest at the average of 91-days CD interest rate plus 2.30%. The revolving facility is secured by certain of our inventories.

Coupang, Inc.	2022 Form 10-K	50

2021 Revolving Credit Facility
We have a three-year $1.0 billion unsecured credit facility (the “2021 revolving credit facility”). As of December 31, 2022, there was no balance outstanding on the 2021 revolving credit facility.
Borrowings under the 2021 revolving credit facility bear interest, at our option, at a rate per annum equal to (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted London interbank offered rate (“LIBOR”) for a one-month interest period plus 1.00% or (ii) an adjusted LIBOR plus a margin equal to 1.00%. We are also required to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. The 2021 revolving credit facility contains a number of covenants that, among other things, restrict our ability to:
•incur or guarantee additional debt;
•make certain investments and acquisitions;
•make certain restricted payments and payments of certain indebtedness;
•incur certain liens or permit them to exist; and
•make fundamental changes and dispositions (including dispositions of the equity interests of subsidiary guarantors).
Each of these restrictions is subject to various exceptions.
The 2021 revolving credit facility is guaranteed on a senior unsecured basis by certain material restricted subsidiaries of Coupang, Inc. (including Coupang Corp.), subject to customary exceptions. The 2021 revolving credit facility also contains certain customary affirmative covenants and events of default for facilities of this type.
The 2021 and 2022 revolving credit facilities both require us to (i) maintain a ratio of secured indebtedness to total consolidated tangible assets of less than 35%, if we have $1 or more of revolving loans or any unreimbursed drawn letters of credit outstanding under the 2021 or 2022 revolving credit facility at the end of each fiscal quarter and (ii) maintain a minimum amount of liquidity of at least $625 million (or $313 million to the extent the aggregate commitment of the 2021 or the 2022 revolving credit facility, respectively, is $500 million).
Refer to Note 12 — "Short-Term Borrowings and Long-Term Debt" in Part II, Item 8 - “Financial Statements and Supplementary Data” for disclosure of our debt obligations.
Critical Accounting Estimates
Our consolidated financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Although we believe that the estimates we use are reasonable, given the inherent uncertainty involved in making those estimates, and due to the unforeseen effects of the current global macroeconomic environment, those estimates required increased judgment, and actual results reported in future periods could differ materially from those estimates and assumptions. See Note 1 — "Description of Business and Summary of Significant Accounting Policies" to our consolidated financial statements appearing elsewhere in in Part II, Item 8 of this Form 10-K for a description of our significant accounting policies.
The following items require significant estimation or judgment:
Revenue Recognition
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

Coupang, Inc.	2022 Form 10-K	51

Inventories
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
Income Taxes
We record deferred tax assets net of valuation allowances when, based on the weight of available evidence, it is more likely than not that all or some portion of the recorded deferred tax assets will not be realized in future periods. Realization of deferred tax assets is dependent on the generation of future taxable income. In considering the need for a valuation allowance, we consider historical, as well as future projected taxable income, along with other positive and negative evidence in assessing the realizability of its deferred tax assets. We recorded valuation allowances of $1.1 billion and $1.3 billion as of December 31, 2022 and 2021, respectively.
We also recognize and measure uncertain tax positions taken or expected to be taken in a tax return utilizing a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that has a likelihood of greater than 50 percent of being realized upon ultimate settlement.
Defined Severance Benefits
We have severance benefits covering employees in Korea. See Part II, Item 8 “Financial Statements and Supplementary Data” — Note 5 — "Defined Severance Benefits" to the consolidated financial statements.
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
At the end of each fiscal year, we determine the weighted-average discount rates and salary growth rates used to calculate the projected defined severance benefits obligation. The discount rates are an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. As of December 31, 2022, we determined the discount rates for the severance benefit plan used in determining the projected and accumulated benefit obligations to be 5.10% to 5.30%, as compared to 2.70% to 3.00% as of December 31, 2021. In estimating these rates, we review rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other defined benefit plan assumptions remain constant, a one percentage point decrease in the discount rates would result in an immaterial change in benefit plan expense during 2023. As of December 31, 2022, we determined the salary growth rates for the severance benefit plan used in determining the projected and accumulated benefit obligations to be 5.00% to 8.00%, as compared to 5.00% to 5.24% as of December 31, 2021. In estimating these rates, we review our historical and expected rates as well as industry growth rates. Assuming all other defined benefit plan assumptions remain constant, a one percentage point decrease in the salary growth rates would result in an immaterial change in benefit plan expense during 2023.
Recently Adopted Accounting Pronouncements
See Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies" to the consolidated financial statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K.

Coupang, Inc.	2022 Form 10-K	52

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
Interest Rate Risk
As of December 31, 2022, we had cash, cash equivalents, and restricted cash of $3.7 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from our undrawn 2022 revolving credit facility. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to structure a reasonable balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates. As of December 31, 2022, we had no balances outstanding under our lines of credit. An assumed hypothetical 10% change in prevailing interest rates would not have a material impact on our results of operations. Any future borrowings incurred under the 2021 and 2022 revolving credit facilities would accrue interest at rates subject to current market conditions.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of $1.8 billion and an increase in net loss of $(28) million for 2022.
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

Coupang, Inc.	2022 Form 10-K	53

Item 8. Financial Statements and Supplementary Data

Coupang, Inc.	2022 Form 10-K	54

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Coupang, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Coupang, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred units and stockholders’/members’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of condensed financial information of parent as of December 2022 and 2021 and for each of the three years in the period ended December 31, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Coupang, Inc.	2022 Form 10-K	55

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
Valuation of Defined Severance Benefits Obligation
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s defined severance benefits obligation was $304.5 million as of December 31, 2022. Management measures the defined severance benefits obligation annually, or more frequently if there is a remeasurement event, based on the measurement date utilizing certain assumptions including discount rates, salary growth rates, and certain employee-related factors, such as turnover, retirement age and mortality. Management reviews its actuarial assumptions and makes modifications to the assumptions based on current rates and trends when appropriate.
The principal considerations for our determination that performing procedures relating to the valuation of defined severance benefits obligation is a critical audit matter are the significant judgment by management when estimating the defined severance benefits obligation; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to discount rates and salary growth rates. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the defined severance benefits obligation. These procedures also included, among others, testing management’s process for developing the measurement of the defined severance benefits obligation; evaluating the appropriateness of the actuarial model; testing the completeness and accuracy of the underlying data used in the model; and evaluating the reasonableness of management’s assumptions related to discount rates and salary growth rates. Evaluating management’s assumptions related to salary growth rates involved evaluating whether the assumptions used were reasonable considering the Company’s historical experience and expectation of future experience. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the actuarial model and the reasonableness of the discount rates assumptions.

/s/ Samil PricewaterhouseCoopers
Seoul, Korea
March 1, 2023

We have served as the Company's auditor since 2014.

Coupang, Inc.	2022 Form 10-K	56

COUPANG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)	2022	2021	2020
Net retail sales	$18,338,177	$16,487,975	$11,045,096
Net other revenue	2,244,438	1,918,397	922,243
Total net revenues	20,582,615	18,406,372	11,967,339

Cost of sales	15,872,742	15,455,244	9,981,102
Operating, general and administrative	4,821,892	4,445,090	2,502,231
Total operating cost and expenses	20,694,634	19,900,334	12,483,333

Operating loss	(112,019)	(1,493,962)	(515,994)

Interest income	52,798	8,645	10,991
Interest expense	(27,169)	(45,358)	(107,762)
Other (expense) income, net	(6,715)	(10,913)	149,900
Loss before income taxes	(93,105)	(1,541,588)	(462,865)

Income tax (benefit) expense	(1,063)	1,002	292

Net loss	(92,042)	(1,542,590)	(463,157)
Less: premium on repurchase of redeemable convertible preferred units	—	—	(92,734)
Net loss attributable to Class A and Class B common stockholders	$(92,042)	$(1,542,590)	$(555,891)

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted	$(0.05)	$(1.08)	$(19.16)
Weighted-average shares attributable to Class A and Class B common stockholders, basic and diluted	1,764,598	1,423,887	29,012
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2022 Form 10-K	57

COUPANG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)	2022	2021	2020
Net loss	$(92,042)	$(1,542,590)	$(463,157)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	8,741	40,844	(20,730)
Actuarial gain (loss) on defined severance benefits, net of tax	41,217	(57,490)	(18,005)
Total other comprehensive income (loss)	49,958	(16,646)	(38,735)
Comprehensive loss	$(42,084)	$(1,559,236)	$(501,892)
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2022 Form 10-K	58

COUPANG, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except shares)	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$3,509,334	$3,487,708
Restricted cash	176,316	319,800
Accounts receivable, net	184,463	175,350
Inventories	1,656,851	1,421,501
Prepaids and other current assets	303,166	232,447
Total current assets	5,830,130	5,636,806

Long-term restricted cash	1,624	2,839
Property and equipment, net	1,819,945	1,347,531
Operating lease right-of-use assets	1,405,248	1,374,629
Long-term lease deposits and other	455,956	280,029
Total assets	$9,512,903	$8,641,834
Liabilities and stockholders' equity
Accounts payable	$3,622,332	$3,442,720
Accrued expenses	298,869	304,293
Deferred revenue	92,361	93,972
Short-term borrowings	175,403	7,811
Current portion of long-term debt	128,936	341,717
Current portion of long-term operating lease obligations	325,924	287,066
Other current liabilities	418,681	266,709
Total current liabilities	5,062,506	4,744,288

Long-term debt	537,880	283,190
Long-term operating lease obligations	1,233,680	1,201,277
Defined severance benefits and other	264,924	237,122
Total liabilities	7,098,990	6,465,877

Commitments and contingencies (Note 13)
Stockholders' equity
Class A common stock, $0.0001 par value, 10,000,000,000 shares authorized, 1,597,804,374 and 1,579,399,667 shares issued and outstanding as of December 31, 2022 and 2021, respectively; Class B common stock, $0.0001 par value, 250,000,000 shares authorized, 174,802,990 shares issued and outstanding as of December 31, 2022 and 2021	177	175
Additional paid-in capital	8,154,076	7,874,038
Accumulated other comprehensive income (loss)	2,219	(47,739)
Accumulated deficit	(5,742,559)	(5,650,517)
Total stockholders' equity	2,413,913	2,175,957
Total liabilities and stockholders' equity	$9,512,903	$8,641,834
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2022 Form 10-K	59

COUPANG, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders'/Members' Equity (Deficit)
(in thousands)	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2019	1,348,313	$3,468,554	70,702	$—	—	$—	$25,036	$7,642	$(3,565,590)	$(3,532,912)
Net loss	—	—	—	—	—	—	—	—	(463,157)	(463,157)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(20,730)	—	(20,730)
Actuarial loss on defined severance benefits, net of tax	—	—	—	—	—	—	—	(18,005)	—	(18,005)
Issuance of common units, equity-based compensation plans	—	—	35,800	28,613	—	—	—	—	—	28,613
Repurchase of common units	—	—	(680)	(1,366)	—	—	—	—	—	(1,366)
Repurchase of preferred units	(18,848)	(2,943)	—	(13,554)	—	—	—	—	(79,180)	(92,734)
Equity-based compensation	—	—	—	31,429	—	—	—	—	—	31,429
Balance as of December 31, 2020	1,329,465	$3,465,611	105,822	$45,122	—	$—	$25,036	$(31,093)	$(4,107,927)	$(4,068,862)
Net loss	—	—	—	—	—	—	—	—	(1,542,590)	(1,542,590)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	40,844	—	40,844
Actuarial loss on defined severance benefits, net of tax	—	—	—	—	—	—	—	(57,490)	—	(57,490)
Issuance of common units, equity-based compensation plans	—	—	22,901	38,968	—	—	—	—	—	38,968
Equity-based compensation	—	—	—	2,974	—	—	—	—	—	2,974
Impact of Corporate Conversion and IPO
Conversion of common units into Class A and Class B common stock	—	—	(128,723)	(87,064)	128,648	13	87,051	—	—	—
Conversion of redeemable convertible preferred units into Class A and Class B common stock	(1,329,465)	(3,465,611)	—	—	1,329,465	133	3,465,478	—	—	3,465,611
Issuance of Class A common stock, net of underwriting discounts and offering costs	—	—	—	—	100,000	10	3,416,809	—	—	3,416,819
Conversion of convertible notes into Class A common stock	—	—	—	—	171,750	17	609,982	—	—	609,999
Issuance of common stock upon exercise of stock options subsequent to Corporate Conversion and IPO	—	—	—	—	11,861	1	23,312	—	—	23,313
Issuance of common stock upon settlement of RSUs subsequent to Corporate Conversion and IPO	—	—	—	—	12,479	1	(1)	—	—	—
Equity-based compensation subsequent to Corporate Conversion and IPO	—	—	—	—	—	—	246,371	—	—	246,371
Balance as of December 31, 2021	—	$—	—	$—	1,754,203	$175	$7,874,038	$(47,739)	$(5,650,517)	$2,175,957

Coupang, Inc.	2022 Form 10-K	60

	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders'/Members' Equity (Deficit)
	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	—	$—	1,754,203	$175	$7,874,038	$(47,739)	$(5,650,517)	$2,175,957
Net loss	—	—	—	—	—	—	—	—	(92,042)	(92,042)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	8,741	—	8,741
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	41,217	—	41,217
Issuance of common stock upon exercise of stock options	—	—	—	—	8,685	2	17,772	—	—	17,774
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	9,719	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	262,266	—	—	262,266
Balance as of December 31, 2022	—	$—	—	$—	1,772,607	$177	$8,154,076	$2,219	$(5,742,559)	$2,413,913
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2022 Form 10-K	61

COUPANG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	2022	2021	2020
Operating activities
Net loss	$(92,042)	$(1,542,590)	$(463,157)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	230,965	201,480	127,519
Provision for severance benefits	161,224	128,214	71,328
Equity-based compensation	262,266	249,345	31,331
Paid-in-kind interest and accretion of discount on convertible notes	—	20,148	91,035
Revaluation of derivative instrument	—	—	(149,830)
Inventory and fixed asset losses due to fulfillment center fire	—	284,825	—
Non-cash operating lease expense	309,670	258,965	154,739
Non-cash others	111,768	57,978	55,176
Change in operating assets and liabilities:
Accounts receivable, net	(33,827)	(120,206)	(4,312)
Inventories	(367,034)	(527,959)	(504,294)
Other assets	(289,375)	(178,383)	(172,576)
Accounts payable	444,402	728,488	1,065,850
Accrued expenses	7,201	206,597	50,835
Other liabilities	(179,779)	(177,480)	(52,090)
Net cash provided by (used in) operating activities	565,439	(410,578)	301,554
Investing activities
Purchases of property and equipment	(824,262)	(673,663)	(484,630)
Proceeds from sale of property and equipment	13,182	1,864	507
Other investing activities	(37,174)	(3,726)	(36,531)
Net cash used in investing activities	(848,254)	(675,525)	(520,654)
Financing activities
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts	—	3,431,277	—
Deferred offering costs paid	—	(11,618)	—
Repurchase of common units and preferred units	—	—	(97,043)
Proceeds from issuance of common stock/units, equity-based compensation plan	17,774	62,281	28,613
Proceeds from short-term borrowings	177,249	24,722	144,740
Proceeds from long-term debt, net of issuance costs	523,529	408,932	142,170
Repayment of short-term borrowings	(21,053)	(166,023)	(2,983)
Repayment of long-term debt	(446,376)	(169,575)	(35,141)
Net short-term borrowings and other financing activities	(3,771)	(3,146)	(1,854)
Net cash provided by financing activities	247,352	3,576,850	178,502
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(87,610)	(81,702)	70,365
Net (decrease) increase in cash and cash equivalents, and restricted cash	(123,073)	2,409,045	29,767
Cash and cash equivalents, and restricted cash, as of beginning of period	3,810,347	1,401,302	1,371,535
Cash and cash equivalents, and restricted cash, as of end of period	$3,687,274	$3,810,347	$1,401,302
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2022 Form 10-K	62

COUPANG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Description of Business and Summary of Significant Accounting Policies
Description of Business
Coupang, Inc. (“Coupang” or the “Parent”), together with its wholly-owned subsidiaries (collectively, “we,” “us,” or “our”), is a Delaware corporation, which owns and operates an e-commerce business that primarily serves the Korean retail market. Through our mobile applications and Internet websites, we offer products and services that span a wide range of categories, including home goods and décor, apparel and beauty products, fresh food and grocery, sporting goods, electronics, everyday consumables, travel, restaurant order and delivery, content streaming, and advertising, which are offered through a fully integrated technology, fulfillment and logistics infrastructure. We are headquartered in the United States, with operations and support services performed in markets including South Korea, Japan, Taiwan, Singapore, and China.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current year presentation. Our fiscal year is consistent with the calendar year and ends on December 31. References to years relate to the fiscal year ended December 31.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.
Segment Information
In March 2022, we revised our reportable segments which led to the following two reportable segments: Product Commerce and Developing Offerings. Refer to Note 3 — "Segment Reporting" for additional information.
Initial Public Offering
On March 15, 2021, we completed our initial public offering (“IPO”) in which we issued and sold 100,000,000 shares of our Class A common stock at a price of $35.00 per share. We received net proceeds of approximately $3.4 billion from the IPO after deducting underwriting discounts of $69 million and other offering costs.
Immediately prior to effectiveness of our IPO registration statement on Form S-1, Coupang, LLC, a Delaware limited liability company, converted into a Delaware corporation pursuant to a statutory conversion, which changed our name to Coupang, Inc. (“Corporate Conversion”).
For additional information related to our Corporate Conversion and IPO, see Note 14 — "Redeemable Convertible Preferred Units and Stockholders'/Members' Equity (Deficit)" and Note 15 — "Convertible Notes and Derivative Instrument."
Foreign Currency
Our functional currency, including that of the Parent, is the United States dollar (“U.S. dollar”). The Korean Won is the local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into U.S. dollars using average rates that approximate those in effect during the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity and in the “Effect of exchange rate changes on cash and cash equivalents, and restricted cash” in the consolidated statements of cash flows.
Transaction gains and losses are included in “Other (expense) income, net” in the consolidated statements of operations.

Coupang, Inc.	2022 Form 10-K	63

Revenue Recognition
We recognize revenues on the amount of expected consideration it will receive, which incorporates reductions for estimated returns, promotional discounts, and earned loyalty rewards. Revenue excludes amounts collected on behalf of third parties, such as value added taxes. Historical experience is used to estimate returns at the time of sale at a portfolio level using the expected value method. We include these amounts in the transaction price to the extent it is probable that a significant reversal of revenue will not occur and updates as additional information becomes available. For revenue contracts with multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. We primarily determine stand-alone selling prices based on the prices charged to customers.
Net Retail Sales
Retail sales are earned from our online product sales to consumers. Retail revenue is recognized when control of the goods is transferred to the customer, which occurs upon delivery to the customer.
Net Other Revenue
Net other revenue includes commissions earned from merchants that sell their products through our online business. We are not the seller of record in these transactions, nor do we take possession or control of the related inventory. Although we process and collect the entire amount of these transactions, we record revenue on the net commission because we are acting as an agent. The revenue is recognized when the order is completed and transmitted to the third-party merchant.
Net other revenue also includes consideration from our online restaurant ordering and delivery services, performed by us, as well as advertising services provided on our website and mobile applications. Revenues from online restaurant ordering and delivery are recognized when we deliver the order. Advertising revenue is recognized as ads are delivered over a period of time or based on number of clicks and impressions.
We offer a subscription service to our Rocket WOW membership program, which provides customers with access to benefits such as access to Rocket Fresh, no minimum spend for Rocket Delivery, free shipping on returns and access to content streaming. Subscription benefits represent a single, stand-ready obligation and revenue from subscription fees are recognized over the subscription period.
Deferred Revenue
Deferred revenue primarily relates to retail sales and is recorded when payments are received in advance of delivery to customers. Deferred revenue is generally recognized as revenue in the following month when delivery is made to customers.
Discount Coupons and Loyalty Rewards
For discount coupons or loyalty rewards offered as part of revenue transactions, we defer a portion of the revenue based on the estimated standalone selling price of the discount coupons or loyalty rewards earned and recognize the revenue as they are redeemed in future transactions or when they expire. Discount coupons and loyalty rewards expire after six months and are generally redeemed within six months from issuance and therefore, breakage is not significant. We also issue discount coupons or loyalty rewards that are not earned in conjunction with the purchase of a product as part of our marketing activities. This is not a performance obligation and is recognized as a reduction of the transaction price when rendered by the customer.
Cost of Sales
Cost of sales are primarily comprised of the purchase price of products sold to customers where we record revenue gross, and includes logistics center costs. Inbound shipping and handling costs to receive products from suppliers are included in inventory and recognized in cost of sales as products are sold. Additionally, cost of sales includes outbound shipping and logistics related expenses, and delivery service costs from our restaurant delivery business, primarily where we are the delivery service provider, as well as depreciation and amortization.
Payments from Suppliers
We receive consideration from suppliers for various programs, including rebates, incentives, and discounts, as well as advertising services provided on our website and mobile applications. We generally record these amounts received from suppliers to be a reduction of the prices we pay for their goods, and a subsequent reduction in cost of sales as the inventory is sold.
Operating, General and Administrative Expenses
Operating, general and administrative expenses include all our operating costs, excluding cost of sales, as described above. More specifically, these expenses include costs incurred in operating and staffing our fulfillment centers (including costs attributable to receiving, inspecting, picking, packaging, and preparing customer orders), customer service related costs, payment processing

Coupang, Inc.	2022 Form 10-K	64

fees, costs related to the design, execution and maintenance of our technology infrastructure and online offerings, advertising costs, general corporate function costs, and depreciation and amortization. Advertising expenses, which are expensed as incurred, were $605 million, $433 million, and $128 million for 2022, 2021 and 2020, respectively.
Equity-Based Compensation
We account for equity-based employee compensation arrangements in accordance with U.S. GAAP, which requires compensation expense for the grant-date fair value of equity-based awards to be recognized over the requisite service period. We determine the fair value of equity-based awards granted or modified on the grant date or modification date using appropriate valuation techniques. Forfeitures are estimated using historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.
Restricted Stock Units
We previously granted restricted equity units (“REUs”) under our 2011 Equity Incentive Plan (“2011 Plan”), which vest upon the satisfaction of both a service-based condition and a performance-based condition. The performance condition was satisfied at the time of the IPO, and we recorded cumulative equity-based compensation expense for the awards based on the service-based conditions. The fair value of the REUs were estimated based on the fair market value of our common units on the date of grant. In connection with our Corporate Conversion, the outstanding awards were converted into restricted stock units (“RSUs”). We have subsequently granted RSUs that generally vest upon the satisfaction of a service-based condition as defined in our 2021 Equity Incentive Plan (“2021 Plan”). The grant-date fair value of each RSU, net of estimated forfeitures, is recognized as expense over the requisite service period on a straight-line basis for RSUs with service only vesting conditions.
Stock Options
We previously granted unit options under the 2011 Plan, which vest over a service period of generally four years. In connection with our Corporate Conversion, the outstanding awards were converted into stock options. The grant-date fair value of each stock option award, net of estimated forfeitures, is recognized as expense over the requisite service period on a straight-line basis. We estimate the fair value of stock options granted using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including the expected stock price volatility over the expected term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate for the expected term of the award, and expected dividends. Expected volatility is based on historical volatility of the stock of industry peers. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.
Defined Severance Benefits
We accrue severance benefits for employees of our Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees with one or more years of service are entitled to severance payments upon the termination of their employment based on their length of service and pay rate.
We recognize the defined severance benefits obligation in the consolidated balance sheets with a corresponding adjustment to operating expenses and “Accumulated other comprehensive income (loss)”. The obligations are measured annually, or more frequently if there is a remeasurement event, based on our measurement date utilizing various actuarial assumptions and methodologies. We use certain assumptions including, but not limited to, the selection of the: (i) discount rates; (ii) salary growth rates; and (iii) certain employee-related factors, such as turnover, retirement age and mortality. We review our actuarial assumptions and make modifications to the assumptions based on current rates and trends when appropriate.
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
Our deferred tax assets are recorded net of valuation allowances when, based on the weight of available evidence, it is more likely than not that all or some portion of the recorded deferred tax assets will not be realized in future periods. Realization of our deferred tax assets is dependent on the generation of future taxable income. In considering the need for a valuation allowance, we consider our historical, as well as future projected taxable income, along with other positive and negative evidence in assessing the realizability of our deferred tax assets. Decreases to valuation allowances are recorded as reductions to our income tax expense and increases to valuation allowances result in additional expense for income taxes. Global Intangible Low-taxed Income (“GILTI”) provisions are applied, providing for incremental tax on foreign income. We have made the policy election to record any liability associated with GILTI in the period in which it is incurred.

Coupang, Inc.	2022 Form 10-K	65

We recognize and measure uncertain tax positions taken or expected to be taken in a tax return utilizing a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that has a likelihood of greater than 50 percent of being realized upon ultimate settlement.
Net Loss Attributable to Common Stockholders
We compute net loss per share using the two-class method required for multiple classes of common stock and participating securities. As the liquidation and dividend rights are identical, the undistributed earnings or loss are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted net loss per share attributable to common stockholders are therefore the same for Class A and Class B common stock on both an individual and a combined basis. Basic net loss attributable to common stockholders per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common stock outstanding for the period. Diluted net loss per share is computed using the weighted-average number of shares of Class A and Class B common stock and potentially dilutive Class A and Class B potential common shares outstanding during the period. Our basic and diluted net loss per share are the same because we have generated net loss to common stockholders.
Cash and Cash Equivalents
Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less from the date of purchase and are mainly comprised of bank deposits.

(in thousands)	2022	2021	2020
Supplemental disclosure of cash-flow information
Cash paid for income taxes, net of refunds	$5,911	$2,588	$857
Cash paid for interest	$19,336	$21,465	$23,658
Non-cash investing and financing activities
(Decrease) increase in property and equipment-related accounts payable	$(67,665)	$45,205	$48,236
Conversion of common units into Class A and Class B common stock	$—	$87,064	$—
Conversion of redeemable convertible preferred units into Class A and Class B common stock	$—	$3,465,611	$—
Conversion of convertible notes into Class A common stock	$—	$609,999	$—
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
Accounts Receivable, Net
Accounts receivable, net are stated at their carrying value, net of allowance for credit losses based on lifetime expected losses. Accounts receivable balances are primarily trade receivables due from payment gateway providers, customers, suppliers and sellers, net of estimated allowances for credit losses. Amounts included in accounts receivable, or collected from payment gateway providers, to be remitted to merchants are included in accounts payable. Receivables from suppliers and sellers primarily relate to advertising activities. We estimate the allowance for credit losses based upon historical experience, the age and delinquency rates of receivables and credit quality, as well as economic and regulatory conditions combined with reasonable and supportable management forecasts of collectability and other economic factors over the lifetime of the receivables. We write off accounts against the allowance for credit losses when they are deemed to be uncollectible. As of December 31, 2022 and 2021, net receivables from customers and sellers were $64 million and $90 million, respectively. The allowance amounts were immaterial for all periods presented.
Inventories
Our inventories, which consist of products available for sale, are accounted for using the weighted average cost method, and are stated at the lower of cost or net realizable value. This valuation requires management judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product suppliers, or liquidations, and expected recoverable values of separate inventory categories.

Coupang, Inc.	2022 Form 10-K	66

Property and Equipment, Net
Property and equipment, net are stated at historical cost, less accumulated depreciation and amortization. Property and equipment primarily includes buildings and structures, land, leasehold improvements, furniture, internal-use software, vehicles, information technology equipment, heavy equipment, and other fulfillment equipment. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the respective asset categories.
Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations. Maintenance and repairs are charged to operating expenses as incurred.
Fulfillment Center Fire
In June 2021, a fire extensively damaged our Deokpyeong fulfillment center (“FC Fire”) resulting in a loss of the inventory, building, equipment, and other assets at the site. Inventory and property and equipment losses from the FC Fire of $158 million and $138 million were recognized in “Cost of sales” and “Operating, general and administrative”, respectively, in 2021.
While we are insured on property losses from the FC Fire, investigations surrounding the fire continue. In December 2022, we received a refundable insurance cash advance payment of $79 million, which is included within other current liabilities. We have not recognized any insurance benefit in our consolidated statements of operations to date. Whether and to what extent the advance will become non-refundable or additional proceeds will be received is currently unknown.
Leases
We determine if an arrangement is or contains a lease at contract inception. Leases with contractual terms greater than twelve months are classified as either operating or finance. Leases with an initial contractual term of twelve months or less are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term. When we have the option to extend the term or terminate the lease before the contractual expiration date, and it is reasonably certain that we will exercise the option, we consider these options in determining the lease term.
For operating leases, expense is recognized on a straight-line basis over the lease term. For finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization of the right-of-use (“ROU”) asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. Our leases may include variable payments based on measures that include, but are not limited to, changes in price indices or market rates, which are expensed as incurred.
Lease obligations are recognized at the present value of the fixed lease payments, reduced by landlord incentives, using a discount rate based on our incremental borrowing rate at lease inception. Our incremental borrowing rate is based on a credit-adjusted risk-free rate at commencement date, which best approximates a secured rate over a similar term of lease. Lease ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases or lease prepayments.
Operating lease ROU assets are presented as “Operating lease right-of-use assets” on the consolidated balance sheets. The current portion of operating lease liabilities is presented as “Current portion of long-term operating lease obligations” and the long-term portion is presented separately as “Long-term operating lease obligations” on the consolidated balance sheets. Finance lease ROU assets, which are immaterial, are included in “Property and equipment, net” with the associated portions included in “Other current liabilities” and “Defined severance benefits and other” on the consolidated balance sheets.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. Impairment losses are recorded if the asset’s carrying value is not recoverable through its undiscounted future cash flows. Impairment losses are measured based upon the difference between the carrying amount and estimated fair value of the related asset or asset group. No impairment losses were recorded for 2022, 2021, and 2020.
Fair Value of Financial Instruments
Our primary financial instruments include cash equivalents, restricted cash, accounts receivable, accounts payable, short-term borrowings, and long-term debt. The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable, short-term borrowings, and accrued expenses approximate fair value due to their short maturities. Refer to Note 9 — "Fair Value Measurement" for further information.

Coupang, Inc.	2022 Form 10-K	67

Concentration of Credit Risk
Cash and cash equivalents, restricted cash and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents, and restricted cash are placed with several financial institutions that management believes are of high credit quality, of which 70% and 77% were held at three and four financial institutions as of December 31, 2022 and 2021, respectively. Our gross accounts receivable includes amounts concentrated with three and one payment processing companies representing 41% and 14% of gross accounts receivable as of December 31, 2022 and 2021, respectively.
Recent Accounting Pronouncements Adopted
We adopted ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)” effective January 1, 2022. The adoption of the ASU did not have a material impact on our consolidated financial statements.
We adopted ASU 2021-08, “Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” effective January 1, 2023. The adoption of the ASU did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements Yet To Be Adopted
In September 2022, the FASB issued ASU 2022-04, “Supplier Finance Programs (Subtopic 405-50) - Disclosure of Supplier Finance Program Obligations.” The standard will require entities that use supplier finance programs to make disclosures about the key terms of the program, the balance sheet presentation of the related amounts and disclose the amounts outstanding, including providing a rollforward of such amounts. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2022, with the exception of the rollforward disclosure which will be effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is allowed under the standard. We are evaluating the effect of adopting the ASU on our disclosures.
2.    Net Revenues
Details of total net revenues were as follows:

(in thousands)	2022	2021	2020
Net retail sales	$18,338,177	$16,487,975	$11,045,096
Third-party merchant services	1,869,495	1,695,422	789,557
Other revenue	374,943	222,975	132,686
Total net revenues	$20,582,615	$18,406,372	$11,967,339

This level of revenue disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Net retail sales are recognized from online product sales to consumers. Third-party merchant services represent commissions, advertising, and delivery fees earned from merchants and restaurants that sell their products through our online business. Other revenue includes revenue earned from our Rocket WOW membership program and various other offerings.
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in deferred revenue on the consolidated balance sheets. We recognized revenue of $86 million, $60 million, and $29 million for 2022, 2021, and 2020 respectively, primarily related to payments in advance of delivery which were included in deferred revenue on the consolidated balance sheets as of the beginning of the respective years.
3.    Segment Reporting
The Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. On March 2, 2022, we announced that our reportable segments were revised to reflect the way we manage our business and to promote improved visibility to our business performance. The change led to the following two operating and reportable segments: Product Commerce and Developing Offerings. These segments are based on how the CODM manages the business, allocates resources, makes operating decisions and evaluates operating performance. Prior to this change, we operated in one operating and one reportable segment.
Product Commerce primarily includes core retail (owned inventory) and marketplace offerings (third-party merchants) and Rocket Fresh, our fresh grocery offering, as well as advertising products associated with these offerings. Revenues from Product Commerce are derived primarily from online product sales of owned inventory to customers in Korea, and from commissions earned from merchants that sell products through our mobile application and website.

Coupang, Inc.	2022 Form 10-K	68

Developing Offerings primarily includes more nascent offerings and services, including Coupang Eats, our restaurant ordering and delivery service, Coupang Play, our online content streaming service, fintech, certain international initiatives, as well as advertising products associated with these offerings. Revenues from Developing Offerings are primarily generated from online restaurant ordering and delivery services provided on our mobile applications and websites.
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
We generally allocate operating expenses to the respective segments based on usage. The CODM does not evaluate segments using asset information and, accordingly, we do not report asset information by segment.
Results of operations for the reportable segments and reconciliation to loss before income taxes is as follows:

(in thousands)	2022	2021	2020
Net revenues
Product Commerce	$19,954,594	$17,837,717	$11,873,246
Developing Offerings	628,021	568,655	94,093
Total net revenues	$20,582,615	$18,406,372	$11,967,339
Segment adjusted EBITDA
Product Commerce	$605,838	$(360,896)	$(263,294)
Developing Offerings	(224,626)	(386,740)	(93,850)
Total segment adjusted EBITDA	$381,212	$(747,636)	$(357,144)
Reconciling items:
Depreciation and amortization	(230,965)	(201,480)	(127,519)
Equity-based compensation	(262,266)	(249,345)	(31,331)
Interest expense	(27,169)	(45,358)	(107,762)
Interest income	52,798	8,645	10,991
Other (expense) income, net	(6,715)	(10,913)	149,900
Fulfillment center fire losses	—	(295,501)	—
Loss before income taxes	$(93,105)	$(1,541,588)	$(462,865)
4.    Equity-based Compensation Plans
The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other equity-based awards (or the cash equivalent thereof). The number of shares of our Class A common stock reserved for issuance under the 2021 Plan will be increased on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of our capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. Following the increase, the maximum number of shares of our Class A common stock that may be issued under the 2021 Plan is 302,813,864 shares. As of December 31, 2022, we have 220,779,743 shares of common stock available for future issuance to employees.
Shares subject to stock awards granted under the 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, do not reduce the number of shares available for issuance under the 2021 Plan. Additionally, shares become available for future grant under the 2021 Plan if they were issued under stock awards under the 2021 Plan and we repurchase them or they are forfeited.
RSUs
RSUs generally vest over 2 to 4 years from the vesting start date, subject to the recipient remaining an employee at each vesting date.
For the RSUs with the performance condition satisfied upon the completion of our IPO, we recorded $41 million in equity-based compensation expense for 2021, consisting primarily of a cumulative catch-up adjustment related to such awards based on the full or partial fulfillment of requisite service periods. Unrecognized equity-based compensation expense related to these awards will be recorded over the remaining requisite service period.

Coupang, Inc.	2022 Form 10-K	69

As of December 31, 2022, we had $539 million of unamortized compensation costs related to all unvested RSU awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.6 years, net of estimated forfeitures.
The table below summarizes our RSU activity:

	Outstanding RSUs
(in thousands, except unit price)	Number of RSUs	Weighted Average Grant-Date Fair Value
December 31, 2021	23,511	$23.80
Granted	29,696	17.24
Vested	(9,719)	22.30
Forfeited / cancelled	(8,310)	21.22
December 31, 2022	35,178	$19.29
The following information is provided for our RSUs:

(in thousands, except unit price)	2022	2021	2020
Weighted average grant-date fair value of RSUs granted	$17.24	$32.17	$7.06
Fair value of RSUs at vesting	$180,770	$412,669	$14,649
Stock Options
Our stock options are granted with exercise prices equal to the estimated fair value of the common shares at the date of grant. The stock options generally expire ten years from the grant date.
The total unrecognized compensation expense related to unvested stock options was $11 million, which will be recognized over the weighted-average remaining service period of approximately 1.3 years, net of estimated forfeitures.
The table below summarizes our stock option activity:

	Outstanding Options
(in thousands, except unit price)	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2021	31,635	$5.15	6.94	$766,531
Forfeited / cancelled	(965)	$2.27
Exercised	(8,685)	$2.05
December 31, 2022	21,985	$6.50	5.90	$192,001
Exercisable as of December 31, 2022	13,932	$6.11	5.71	$126,509
Expected to vest as of December 31, 2022	7,403	$7.60	6.18	$57,448
The fair value of stock options is estimated on the grant date with the following assumptions:

	2021	2020
Weighted-average expected term (years)	4.27	6.15
Weighted-average expected volatility	70%	66%
Expected dividend yield	—	—
Risk-free interest rate	0.62%	0.34%	-	1.68%

Coupang, Inc.	2022 Form 10-K	70

The following information is provided for our stock options:

(in thousands, except unit price)	2022	2021	2020
Weighted average grant-date fair value of stock options granted	$—	$16.46	$1.57
Intrinsic fair value of stock options exercised	$131,480	$675,935	$44,076
Equity-based Compensation Expense
The following table presents the effects of equity-based compensation in the consolidated statements of operations:

(in thousands)	2022	2021	2020
Cost of sales	$15,925	$10,981	$620
Operating, general and administrative	246,341	238,364	30,711
Total	$262,266	$249,345	$31,331
5.    Defined Severance Benefits
Changes in defined severance benefits obligation were as follows:

(in thousands)	2022	2021
Beginning balance, January 1	$283,032	$164,573
Current service cost	143,354	120,784
Interest cost	8,169	2,869
Actuarial (gains) losses	(31,515)	52,528
Payments from plans	(81,097)	(49,712)
Plan changes	—	10,263
Cumulative effects of foreign currency translation	(17,471)	(18,273)
Ending balance, December 31	$304,472	$283,032
Current	$78,365	$76,368
Noncurrent	$226,107	$206,664
The accumulated benefit obligation for all defined severance benefits was $225 million and $210 million as of December 31, 2022 and 2021, respectively.
Net periodic cost consists of the following:

(in thousands)	2022	2021	2020
Current service costs	$143,354	$120,784	$70,019
Interest cost	8,169	2,869	1,310
Amortization of:
Prior service cost	3,382	90	—
Net actuarial loss	6,319	4,471	140
Net periodic benefit cost	$161,224	$128,214	$71,469
The principal actuarial assumptions used to determine defined severance benefits obligation were as follows:

	December 31, 2022			December 31, 2021
Discount rates	5.10%	–	5.30%	2.70%	–	3.00%
Salary growth rates	5.00%	–	8.00%	5.00%	–	5.24%
The principal actuarial assumptions used to determine the net periodic cost were as follows:

	2022			2021			2020
Discount rates	2.70%	–	3.00%	1.73%	–	2.57%	1.74%	–	2.45%
Salary growth rates	5.00%	–	5.24%	1.48%	–	5.00%	1.51%	–	5.00%

Coupang, Inc.	2022 Form 10-K	71

The expected maturity analysis of undiscounted defined severance benefits as of December 31, 2022 was as follows:

(in thousands)	Less than 1 year	Between 1-2 years	Between 2-5 years	Over 5 years	Total
Defined severance benefits	$83,830	$86,054	$218,475	$319,927	$708,286
s
s
6.    Other (Expense) Income, net
Other (expense) income, net consists of the following:

(in thousands)	2022	2021	2020
Revaluation of derivative instrument gain	$—	$—	$149,830
Foreign currency gain (loss)	9,229	(2,933)	2,442
Other non-operating expense	(15,944)	(7,980)	(2,372)
Total other (expense) income, net	$(6,715)	$(10,913)	$149,900
7.    Income Taxes
We are subject to income taxation through certain of our subsidiaries primarily in the United States, South Korea and throughout other Asian countries.
The components of income tax (benefit) expense were as follows:

(in thousands of US dollars)	2022	2021	2020
Current taxes
United States	$3	$2	$1
Foreign - Korea	37,474	5	—
Foreign - Other	1,922	995	291
Current taxes	39,399	1,002	292
Deferred taxes
United States	(40,462)	—	—
Foreign - Korea	—	—	—
Foreign - Other	—	—	—
Deferred taxes	(40,462)	—	—
Income tax (benefit) expense	$(1,063)	$1,002	$292
The components of loss before income taxes are as follows:

(in thousands of US dollars)	2022	2021	2020
United States	$(232,278)	$(296,529)	$(8,771)
Foreign - Korea	185,809	(1,226,675)	(455,683)
Foreign - Other	(46,636)	(18,384)	1,589
Loss before income taxes	$(93,105)	$(1,541,588)	$(462,865)

Coupang, Inc.	2022 Form 10-K	72

Differences between the provision at the federal statutory rate and the provision recorded at the consolidated level are as follows:

(in thousands of US dollars)	2022	2021	2020
Taxes computed at the federal statutory rate	$(19,552)	$(323,770)	$(99,667)
Differences resulting from:
Statutory rate difference	51,114	(43,633)	(14,192)
Change in valuation allowances	(143,831)	393,483	118,253
Global intangible low taxed income tax ("GILTI")	93,097	—	—
Stock compensation	36,992	(20,428)	—
Tax credit	(34,952)	(5,214)	—
Other nondeductible expense	15,157	260	(3,994)
Other	912	304	(108)
Income tax (benefit) expense	$(1,063)	$1,002	$292
Our resulting effective tax rate differs from the applicable statutory rate primarily due to the statutory rate change, changes in the valuation allowance against our deferred tax assets, impacts from GILTI and equity-based compensation.
The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities were as follows:

(in thousands of US dollars)	December 31, 2022	December 31, 2021
Deferred tax assets
Provision and allowances	$57,434	$43,156
Depreciation	6,847	5,212
Accrued expenses	51,922	43,223
Amortization	32,166	49,529
Defined severance benefits	70,628	68,421
Lease liabilities	352,732	361,420
Net operating loss carryforwards	789,856	1,019,583
Tax credits	55,444	23,066
Other	28,513	6,795
Total deferred tax assets	1,445,542	1,620,405
Less: valuation allowances	(1,085,154)	(1,284,380)
Total deferred tax assets net of valuation allowance	$360,388	$336,025

Deferred tax liabilities
Prepaid expenses	$(696)	$(88)
Accrued income	(1,693)	(1,745)
Lease asset	(317,286)	(333,965)
Loan payable	(250)	(89)
Other	(1)	(138)
Total deferred liabilities	(319,926)	(336,025)
Net deferred tax assets/(liabilities)	$40,462	$—
Our valuation allowances were $1.1 billion and $1.3 billion as of December 31, 2022 and 2021, respectively. The valuation allowances at December 31, 2022 were primarily related to net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the

Coupang, Inc.	2022 Form 10-K	73

Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2022. Changes in the valuation allowances, mainly due to net operating loss carryforwards, were as follows:

(in thousands)	2022	2021	2020
Beginning balance, January 1	$(1,284,380)	$(975,187)	$(721,809)
Changes to existing valuation allowances	103,005	(393,430)	(118,144)
Derecognition of valuation allowances	40,462	—	—
Changes in foreign exchange rates, statutory rates and other	55,759	84,237	(135,234)
Ending balance, December 31	$(1,085,154)	$(1,284,380)	$(975,187)
As of December 31, 2022, we have net operating loss carryforwards for corporate income tax purposes of $3.4 billion, substantially all in Korea, which are available to offset future corporate taxable income, if any. The net operating loss carryforwards in Korea expire as follows:

(in thousands)	Korea
2025	$278,813
2026	418,051
2027	518,509
2028	830,812
2029	332,525
2035 - 2037	942,168
Total net operating loss carryforwards	$3,320,878
We have corporate tax credit carryforwards of $50.9 million in the US which are available to reduce future corporate regular income taxes and $37.5 million of which expires between 2034 and 2042.
We did not have any material uncertain tax positions as of December 31, 2022 and 2021.
The open tax years for our major tax jurisdictions are 2018 - 2022 for the United States and 2017 - 2022 for Korea.
8.    Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share:

(in thousands, except per share amounts)	2022	2021	2020
Numerator
Net loss	$(92,042)	$(1,542,590)	$(463,157)
Less: premium on repurchase of redeemable convertible preferred units	—	—	(92,734)
Net loss attributable to Class A and Class B common stockholders	$(92,042)	$(1,542,590)	$(555,891)

Denominator
Weighted-average shares attributable to Class A and Class B common stockholders, basic and diluted	1,764,598	1,423,887	29,012

Net loss attributable to Class A and Class B common stockholders per share, basic and diluted	$(0.05)	$(1.08)	$(19.16)
During 2020, we repurchased certain preferred units at a premium over the carrying values, which increased net loss attributable to common stockholders. The following have been excluded from the computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders as their effect would have been anti-dilutive:

(in thousands of equivalent common shares)	2022	2021	2020
Convertible debt	—	—	178,567
Redeemable convertible preferred units	—	—	1,329,465
Equity compensation awards	24,147	46,228	79,747

Coupang, Inc.	2022 Form 10-K	74

9.    Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.
The following summarizes our financial assets and financial liabilities that are measured at fair value on a recurring basis:

(in thousands of US dollars)	Classification	Measurement Level	December 31, 2022	December 31, 2021
Financial assets
Cash deposit(1)	Cash and Cash Equivalents	Level 1	$3,509,334	$3,487,708
Time deposit	Restricted Cash	Level 1	$99,730	$250,839
Money market trust	Restricted Cash	Level 1	$76,586	$68,961
Time deposit	Other current assets	Level 1	$17,754	$—
Time deposit	Long-term restricted cash	Level 1	$1,624	$2,839
(1)Cash deposits includes bank deposits, money market trusts and time deposits. The carrying value approximates fair value because maturities are less than three months.
10.    Property and Equipment, net
The following summarizes our property and equipment, net:

(in thousands)	Useful Life	December 31, 2022	December 31, 2021
Land		$295,860	$140,786
Buildings	40 years	302,521	320,059
Equipment and furniture	2 - 8 years	647,699	551,304
Leasehold improvements	(1)	524,861	340,468
Vehicles	4 - 6 years	134,449	168,585
Software	4 years	25,768	34,582
Construction in progress		427,727	200,735
Property and equipment, gross		$2,358,885	$1,756,519
Less: Accumulated depreciation and amortization		(538,940)	(408,988)
Property and equipment, net		$1,819,945	$1,347,531
(1) Lesser of useful life or remaining lease term
For 2022, 2021, and 2020, depreciation and amortization expense on property and equipment was $229 million, $200 million, and $128 million, respectively.
Property and equipment under construction, which primarily consists of fulfillment centers and deposits for equipment, is recorded as construction in progress until it is ready for its intended use; thereafter, it is transferred to the related class of property and equipment and depreciated over its estimated useful life.
11.    Leases
We are obligated under operating leases primarily for vehicles, equipment, warehouses, and facilities that expire over the next ten years. These leases can contain renewal options. Because we are not reasonably certain to exercise these renewal options, or the renewal options are not solely within our discretion, the options are not considered in determining the lease term, and the associated potential option payments are excluded from expected minimum lease payments. Our leases generally do not include termination options for either party or restrictive financial or other covenants.
Our finance leases as of December 31, 2022 and 2021 were not material and are included in property and equipment, net, on our consolidated balance sheets.

Coupang, Inc.	2022 Form 10-K	75

The components of operating lease cost were as follows:

(in thousands)	2022	2021	2020
Operating lease cost	$410,322	$340,565	$196,936
Variable and short-term lease cost	39,179	38,089	24,157
Total operating lease cost	$449,501	$378,654	$221,093
Supplemental disclosure of cash flow information related to operating leases were as follows:

(in thousands)	2022	2021	2020
Cash paid for the amount used to measure the operating lease liabilities	$367,098	$288,099	$156,675
Operating lease assets obtained in exchange for lease obligations	$426,416	$599,170	$613,517
Net increase (decrease) to operating lease ROU assets resulting from remeasurements of lease obligations	$8,122	$109,430	$(7,793)
Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments, and new leases.
The assumptions used to value operating leases for the periods presented were as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term	5.7 years	5.8 years
Weighted-average discount rate	6.76%	6.17%
As of December 31, 2022, we had entered into operating leases that have not commenced with future minimum lease payments of $308 million, that have not been recognized on our consolidated balance sheets. These leases have non-cancellable lease terms of 1 to 10 years.
12.    Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
Details of carrying amounts of short-term borrowings were as follows:

(in thousands)				Borrowing Limit	December 31, 2022	December 31, 2021
Maturity Date	Interest rate (%)
May 2023 - December 2023	1.86	–	5.38	$187,733	$176,458	$7,887
Less: unamortized discounts					(1,055)	(76)
Total short-term borrowings					$175,403	$7,811
Our short-term borrowings generally include lines of credit with financial institutions to be drawn upon for general operating purposes.
In May 2022, we entered into a one-year revolving credit facility agreement to borrow up to $47 million. This facility was secured by $57 million of time deposits, which are classified as short-term restricted cash. Under this facility agreement, the interest rate will be negotiated and fixed at the time of each drawdown.
In September 2022, we entered into a $87 million one-year term loan agreement. We pledged $104 million of certain land as collateral. The loan bears interest at a fixed rate of 4.75%. Principal is to be paid at maturity and interest is paid on a monthly basis.

Coupang, Inc.	2022 Form 10-K	76

Long-Term Debt
Details of carrying amounts of long-term debt were as follows:

(in thousands)					December 31, 2022	December 31, 2021
Maturity Date	Interest rate (%)			Borrowing Limit
February 2024(1)	(5)			$1,000,000	$—	$—
November 2024(2)	CD interest rate (91 days) + 2.30			126,253	—	—
February 2023 – April 2025(3)	2.65	–	4.45	3,160	3,160	20,952
October 2023 – March 2027(4)	2.87	–	5.95	811,804	667,009	605,229
Total principal long-term debt				$1,941,217	$670,169	$626,181
Less: current portion of long-term debt					(128,936)	(341,717)
Less: unamortized discounts					(3,353)	(1,274)
Total long-term debt					$537,880	$283,190
(1)Relates to our 2021 revolving credit facility as described below.
(2)Relates to our 2022 revolving credit facility as described below
(3)We entered into various loan agreements with fixed interest rates for general operating purposes.
(4)Relates to our term loan facility agreements as described below. At December 31, 2022, we had pledged up to $974 million of land and buildings as collateral against long-term loan facilities.
(5)Borrowings under the 2021 revolving credit facility bear interest, at our option, at a rate per annum equal to (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted LIBOR for a one-month interest period plus 1.00% or (ii) an adjusted LIBOR plus a margin equal to 1.00%.
2022 Revolving Credit Facility
In October 2022, we entered into a two-year revolving facility agreement with a borrowing limit of $126 million that bears interest at the average of 91-day CD interest rate plus 2.30%. The revolving facility is secured by $615 million of inventories.
2021 Revolving Credit Facility
In February 2021, we entered into a three-year senior unsecured credit facility (the “2021 revolving credit facility”) which provides for revolving loans in an aggregate principal amount of up to $1.0 billion. The 2021 revolving credit facility provides us the right to request incremental commitments up to $1.25 billion, subject to customary conditions. As of December 31, 2022, there was no balance outstanding on the 2021 revolving credit facility.
The 2021 revolving credit facility contains customary affirmative and negative covenants, including certain financial covenants. The 2021 revolving credit facility is guaranteed on a senior unsecured basis by all our material restricted subsidiaries, subject to customary exceptions. Borrowings under the 2021 revolving credit facility are not permitted to the extent any amounts are drawn under our existing revolving credit facility.
The 2021 and 2022 revolving credit facilities both contain financial covenants that require us to maintain certain maximum net leverage ratios and minimum liquidity amounts.
Term Loan Facility Agreements
In March 2022, we entered into a new five-year loan agreement to borrow $316 million, which was partially used to extinguish the $149 million August 2020 term loan facility which matured in March 2022, and to finance infrastructure of a fulfillment center. We pledged up to $379 million of certain existing land and a building as collateral. The loan bears interest at a fixed rate of 4.26%.
In December 2021, we entered into a new two-year loan agreement to borrow up to $142 million to finance the construction of a fulfillment center. We pledged up to $170 million of certain existing land and a building to be constructed as collateral. The loan bears interest at a fixed rate of 3.87%.
In November 2021, we entered into a new five-year term loan facility agreement to borrow up to $44 million to finance the construction of a fulfillment center and a new three-year term loan facility agreement to borrow up to $22 million for general operating purposes. We pledged up to $80 million of certain existing land and buildings. The loans bear interest at a fixed rate of 3.78% and 3.68%, respectively.

Coupang, Inc.	2022 Form 10-K	77

In October 2021, we entered into a new two-year loan agreement to borrow up to $130 million to finance the construction of a fulfillment center. We pledged up to $156 million of certain existing land and a building to be constructed as collateral. The loan bears interest at a fixed rate of 3.45%.
In August 2021, we entered into a new $158 million three-year term loan agreement. We pledged $189 million of certain land and buildings as collateral. The loan bears interest at a fixed rate of 3.155%. Principal is to be paid at maturity and interest is paid on a monthly basis.
We were in compliance with the covenants for each of our borrowings and debt agreements as of December 31, 2022 and 2021.
Our long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rates for similar types of borrowing arrangements. The carrying amount of the long-term debt approximates its fair value as of December 31, 2022 and 2021, due primarily to the interest rates approximating market interest rates.
Future principal payments for long-term debt as of December 31, 2022 were as follows:

(in thousands)	Long-term debt
2023	$129,883
2024	180,046
2025	182
2026	44,425
2027	315,633
Thereafter	—
Total	$670,169

13.    Commitments and Contingencies
Commitments
The following summarizes our minimum contractual commitments as of December 31, 2022:

(in thousands)	Unconditional purchase obligations (unrecognized)	Long-term debt (including interest)	Operating leases	Total
2023	$249,769	$155,028	$409,631	$814,428
2024	287,554	202,571	375,354	865,479
2025	212,285	15,317	311,751	539,353
2026	182,836	59,420	237,649	479,905
2027	182,438	318,949	170,947	672,334
Thereafter	195,357	—	408,628	603,985
Total undiscounted payments	$1,310,239	$751,285	$1,913,960	$3,975,484
Less: lease imputed interest			(354,356)
Total lease commitments			$1,559,604
Unconditional purchase obligations include legally binding contracts with terms in excess of one year that are not reflected on the consolidated balance sheets. These contractual commitments primarily relate to the purchases of technology related services, fulfillment center construction contracts, and software licenses. For contracts with variable terms, we do not estimate the total obligation beyond any minimum pricing as of the reporting date.
Legal Matters
From time to time, we may become party to litigation incidents and other legal proceedings, including regulatory proceedings, in the ordinary course of business. We assess the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, we consider other relevant factors that could impact our ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. Our reserves may change in the future due to new developments or changes in strategy in handling these matters. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of currently pending legal matters will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

Coupang, Inc.	2022 Form 10-K	78

Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Choi v. Coupang, Inc. et al
On August 26, 2022, a putative class action was filed on behalf of all purchasers of Coupang Class A common stock pursuant and/or traceable to Coupang’s registration statement issued in connection with the Company’s initial public offering. The action was brought against Coupang, Inc., and certain of its former and current directors, current officers, and certain underwriters of the offering. The action was filed in the United States District Court for the Southern District of New York alleging inaccurate and misleading or omitted statements of material fact in Coupang's Registration Statement in violation of Sections 11 and 15 of the Securities Act of 1933. To date, the Court has not named a lead plaintiff and the specific claims may be amended. The action seeks unspecified compensatory damages, attorneys’ fees, and reasonable costs and expenses. We believe that the action is without merit and intend to vigorously defend against it. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time. Accordingly, we can provide no assurance as to the scope and outcome of this matter and no assurance as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected.
Korean Fair Trade Commission Investigations
On June 28, 2021, the Korean Fair Trade Commission (“KFTC”) initiated an investigation into a potential violation of the Monopoly Regulation and Fair Trade Act (the “Fair Trade Act”), including alleged preferential treatments of private labelled products provided by our subsidiary, Coupang Private Label Business (“CPLB”). The KFTC is also investigating the Company on other matters related to the alleged violations of the KFTC regulations. We are diligently cooperating with these investigations, and actively defending our practices as appropriate.
Under Korean law, the issues addressed in the investigations can be resolved through civil, administrative, or criminal proceedings. The ultimate case resolution could include fines, orders to alter our processes or procedures, and criminal investigations or charges against individuals or the Company. We cannot reasonably estimate any penalties, loss or range of loss that may arise from the various KFTC Investigations. Accordingly, we can provide no assurance as to the scope and outcome of these matters and no assurance as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected.
14.    Redeemable Convertible Preferred Units and Stockholders'/Members' Equity (Deficit)
Prior to the Corporate Conversion, our Limited Liability Company Agreement (“LLC Agreement”), as amended and restated on April 11, 2019, authorized the issuance of 1,448,632,049 preferred units, which were convertible into the same number of common voting units issued upon conversion of the preferred units, as well as the issuance of 264,166,544 common units.
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
Our certificate of incorporation provides for two classes of common stock, and authorizes shares of undesignated preferred stock, the rights, preferences, and privileges of which may be designated from time to time by our board of directors. Our authorized capital stock consists of 10,000,000,000 shares of Class A common stock, par value $0.0001 per share; 250,000,000 shares of Class B common stock, par value $0.0001 per share; and 2,000,000,000 shares of undesignated preferred stock, par value $0.0001 per share. No preferred stock was issued and outstanding as of December 31, 2022 and 2021.
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

Coupang, Inc.	2022 Form 10-K	79

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on our defined severance benefits. As of December 31, 2022 and 2021, the ending balance in accumulated other comprehensive income (loss) related to foreign currency translation adjustments was $45 million and $36 million, respectively, and the amount related to actuarial losses on defined severance benefits was $(43) million and $(84) million, respectively.
15.    Convertible Notes and Derivative Instrument
We previously issued convertible notes, the majority of which were purchased by existing unitholders of our preferred units. In connection with our IPO in March 2021, the principal balance and the accrued interest on the convertible notes were automatically converted into 171,750,446 shares of our Class A common stock.
We recorded interest expense from our convertible notes for 2021 and 2020 of $20 million and $91 million, respectively.
Following the convertible notes conversion to shares of Class A common stock, the embedded derivatives no longer exist. The change in fair value of the derivative instrument resulted in a gain of $150 million for 2020, which was recognized in the consolidated statements of operations within “Other (expense) income, net.”

Coupang, Inc.	2022 Form 10-K	80

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2022, our disclosure controls and procedures were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022 based on the criteria in Internal Control – Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
Remediation of Previously Reported Material Weakness
As previously disclosed in Part II—Item 9A "Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting related to (i) the design and effectiveness of information technology general controls, (ii) inadequate segregation of duties, and (iii) inadequate internal control over the timely preparation and review of account reconciliations. We concluded that these material weaknesses arose because we did not have sufficient qualified accounting resources, formalized processes, and policies necessary to satisfy the accounting and financial reporting requirements of a public company.
Management implemented certain remediation measures in 2021 and 2022. We have enhanced processes and controls to address these material weaknesses, developed formal policies, added qualified and experienced accounting resources and implemented additional training of existing resources. During the quarter ended December 31, 2022, we completed our testing and evaluation of our internal control over financial reporting and determined that as of December 31, 2022, our internal control over financial reporting was designed and operating effectively for a sufficient period for management to conclude that the material weaknesses have been remediated.
Changes in Internal Control over Financial Reporting
Other than the actions described above to remediate the material weaknesses relating to our internal control over financial reporting, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Coupang, Inc.	2022 Form 10-K	81

Limitations on Effectiveness of Controls and Procedures
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Coupang, Inc.	2022 Form 10-K	82

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Business Conduct and Ethics, is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022. To the extent permissible under applicable rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof granted to executive officers and directors, on our investor relations website under the heading “Corporate Governance” at www.ir.aboutcoupang.com.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Samil PricewaterhouseCoopers, Seoul, Republic of Korea (PCAOB ID: 1103).
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Coupang, Inc.	2022 Form 10-K	83

PART IV

Item 15. Exhibits and Financial Statement Schedules
a) Documents filed as part of this report:
1) Financial Statements (Item 8);
2) Financial Statement Schedules. Financial Statement Schedules of the Company, as required for 2022, 2021, and 2020, consist of Schedule I - Condensed Financial Information of Coupang, Inc. Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto.

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40115	3.1	November 12, 2021
3.2	Bylaws of the Registrant.		10-Q	001-40115	3.2	November 12, 2021
4.1	Sixth Amended and Restated Registration Rights Agreement, by and among the Registrant and certain of its stockholders, dated December 21, 2018.		S-1	333-253030	4.1	February 12, 2020
4.2	Description of Securities.		10-K	001-40115	4.2	March 3, 2022
10.1	English Translation of Lease Agreement, dated September 13, 2016, by and among Hana Bank, Hyundai Investments Asset Management Co., Ltd. and Coupang Corp.		S-1	333-253030	10.1	February 12, 2020
10.2	English Translation of First Amendment to Lease Agreement, by and among Hana Bank, Hyundai Investments Asset Management Co., Ltd., and Coupang Corp.		S-1	333-253030	10.1	February 12, 2020
10.3	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		S-1	333-253030	10.1	February 12, 2020
10.4+	Coupang, LLC Third Amended and Restated 2011 Equity Incentive Plan, as amended, and related form agreements.		S-8	333-254117	99.1	March 11, 2021
10.5+	Coupang, Inc. 2021 Equity Incentive Plan.	X
10.6+	Amended Executive Severance Policy.		10-Q	001-40115	10.1	August 16, 2021
10.6+	Employment Agreement, by and between the Registrant and Bom Kim.		10-Q	001-40115	10.6	May 13, 2021
10.7+	Employment Agreement, by and between the Registrant and Gaurav Anand.		10-Q	001-40115	10.7	May 13, 2021
10.8+	Employment Agreement, by and between the Registrant and Hanseung Kang.		10-Q	001-40115	10.8	May 13, 2021
10.9+	Consulting Agreement between Coupang, Inc. and Thuan Pham dated July 29, 2022.		10-Q	001-40115	10.1	November 10, 2022
10.10+	Employment Agreement, by and between the Registrant and Harold Rogers.		10-Q	001-40115	10.11	May 13, 2021
10.11	Revolving Credit and Guaranty Agreement, dated as of February 27, 2021, among Coupang, Inc. as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		10-Q	001-40115	10.12	May 13, 2021

Coupang, Inc.	2022 Form 10-K	84

10.12	First Amendment to Revolving Credit and Guaranty Agreement, dated as of August 3, 2021, among the Registrant, as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		10-K	001-40115	10.12	March 3, 2022
10.13	Second Amendment to Revolving Credit and Guaranty Agreement, dated as of December 2, 2021, among the Registrant, as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		10-K	001-40115	10.13	March 3, 2022
10.14	Third Amendment to Revolving Credit and Guaranty Agreement, dated as of March 1, 2022, among the Registrant, as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		10-K	001-40115	10.15	March 3, 2022
10.15+	Form of Non-Employee Director Compensation Policy.		10-K	001-40115	10.14	March 3, 2022
10.16+	Form of Annual RSU Award Notice & Agreement for Non-Employee Directors.		10-Q	001-40115	10.1	August 11, 2022
10.17+	Form of RSU Award Notice & Agreement for Executives.		10-Q	001-40115	10.2	May 12, 2022
10.18+	Form of PSU Award Notice & Agreement for Executives.		10-Q	001-40115	10.3	May 12, 2022
21.1	List of Significant Subsidiaries of the Registrant.	X
23.1	Consent of Samil PricewaterhouseCoopers, independent registered public accounting firm.	X
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

Coupang, Inc.	2022 Form 10-K	85

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan
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

Coupang, Inc.	2022 Form 10-K	86

COUPANG, INC.
Schedule I - Condensed Financial Information of Parent (COUPANG, INC.)
Condensed Statements of Operations and Comprehensive Loss

(in thousands)	2022	2021	2020
Management service fee revenues	$17,248	$17,003	$—

Operating cost and expenses	(323,603)	(349,439)	(52,067)
Interest expense	(1,775)	(21,580)	(91,035)
Other income, net	27,003	2,575	149,835
(Loss) income before equity in earnings (losses) of subsidiaries	(281,127)	(351,441)	6,733

Equity in earnings (losses) of subsidiaries	189,085	(1,191,149)	(469,890)

Net loss	(92,042)	(1,542,590)	(463,157)
Less: premium on repurchase of redeemable convertible preferred units	—	—	(92,734)
Net loss attributable to Class A and Class B common stockholders	$(92,042)	$(1,542,590)	$(555,891)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	8,741	40,844	(20,730)
Actuarial gain (loss) on defined severance benefits, net of tax	41,217	(57,490)	(18,005)
Total other comprehensive income (loss)	49,958	(16,646)	(38,735)
Comprehensive loss	$(42,084)	$(1,559,236)	$(501,892)
See accompanying notes to condensed financial statements.

Coupang, Inc.	2022 Form 10-K	87

COUPANG, INC.
Schedule I - Condensed Financial Information of Parent (COUPANG, INC.)
Condensed Balance Sheets

(in thousands)	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,594,566	$2,358,035
Restricted cash	57,000	—
Other current assets	10,815	46,386
Total current assets	1,662,381	2,404,421

Other long-term assets	766	1,426
Investment in subsidiaries	762,428	(145,577)
Total assets	$2,425,575	$2,260,270

Liabilities and stockholders' equity
Other current liabilities	$11,662	$84,313
Total current liabilities	11,662	84,313

Total liabilities	11,662	84,313

Stockholders' equity
Class A and Class B common stock	177	175
Additional paid-in capital	8,154,076	7,874,038
Accumulated other comprehensive income (loss)	2,219	(47,739)
Accumulated deficit	(5,742,559)	(5,650,517)
Total stockholders' equity	2,413,913	2,175,957
Total liabilities and stockholders' equity	$2,425,575	$2,260,270
See accompanying notes to condensed financial statements.

Coupang, Inc.	2022 Form 10-K	88

COUPANG, INC.
Schedule I - Condensed Financial Information of Parent (COUPANG, INC.)
Condensed Statements of Cash Flows

(in thousands)	2022	2021	2020
Operating activities
Net cash used in operating activities	$(79,277)	$(57,783)	$(7,587)

Investing activities
Capital contribution to subsidiaries	(725,400)	(1,273,629)	(184,490)
Return of capital contribution from subsidiaries	80,434	202,834	253,921
Net cash (used in) provided by investing activities	(644,966)	(1,070,795)	69,431

Financing activities
Repurchase of common units and preferred units	—	—	(97,043)
Proceeds from issuance of common units and preferred units, net of issuance costs	—	3,431,277	28,613
Deferred offering costs paid	—	(11,618)	—
Proceeds from issuance of common stock/units, equity-based compensation plan	17,774	62,281	—
Other, net	—	(1,663)	—
Net cash provided by (used in) financing activities	17,774	3,480,277	(68,430)

Cash and cash equivalents
Net (decrease) increase in cash and cash equivalents	(706,469)	2,351,699	(6,586)
Cash and cash equivalents as of beginning of the period	2,358,035	6,336	12,922
Cash and cash equivalents as of end of the period	$1,651,566	$2,358,035	$6,336
See accompanying notes to condensed financial statements.

Coupang, Inc.	2022 Form 10-K	89

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
2.Debt
The Parent has a three-year $1.0 billion unsecured credit facility (the “2021 revolving credit facility”) as further described in Note 12 — "Short-Term Borrowings and Long-Term Debt". As of December 31, 2022, there was no balance outstanding on the 2021 revolving credit facility.

Coupang, Inc.	2022 Form 10-K	90

Item 16. Form 10-K Summary
None.

Coupang, Inc.	2022 Form 10-K	91

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUPANG, INC.

By:	/s/ Bom Kim
Bom Kim
Chief Executive Officer and Chairman of the Board
Dated: March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bom Kim	Chief Executive Officer and Chairman of the Board	March 1, 2023
Bom Kim	(Principal Executive Officer)

/s/ Gaurav Anand	Chief Financial Officer	March 1, 2023
Gaurav Anand	(Principal Financial Officer)

/s/ Jonathan Lee	Chief Accounting Officer	March 1, 2023
Jonathan Lee	(Principal Accounting Officer)

/s/ Neil Mehta	Director	March 1, 2023
Neil Mehta

/s/ Jason Child	Director	March 1, 2023
Jason Child

/s/ Pedro Franceschi	Director	March 1, 2023
Pedro Franceschi

/s/ Benjamin Sun	Director	March 1, 2023
Benjamin Sun

/s/ Kevin Warsh	Director	March 1, 2023
Kevin Warsh

/s/ Harry You	Director	March 1, 2023
Harry You

Coupang, Inc.	2022 Form 10-K	92