Form 10-Q
period 2023-03-31
Coupang, Inc.
filed 2023-05-10
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
or
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 001-40115

COUPANG, INC.
(Exact name of Registrant as specified in its charter)

Delaware	27-2810505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

720 Olive Way, Suite 600
Seattle, Washington 98101
(206) 333-3839
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, par value $0.0001 per share	CPNG	New York Stock Exchange
(Title of Each Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2023, there were 1,604,064,477 shares of the registrant’s Class A common stock and 174,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2023

Coupang, Inc.	Q1 2023 Form 10-Q	1

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
•our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business both in Korea and internationally and our expectations regarding various laws and restrictions that relate to our business; and
•the outcomes of any claims, litigation, governmental audits, inspections, and investigations; and
•the other factors set forth in Part 1, Item 1A, under the caption “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”)
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-Q.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part 1, Item1A, under the caption “Risk Factors,” of our 2022 Form 10-K and elsewhere in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to

Coupang, Inc.	Q1 2023 Form 10-Q	2

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

Coupang, Inc.	Q1 2023 Form 10-Q	3

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Net retail sales	$5,204,800	$4,556,107
Net other revenue	595,730	560,579
Total net revenues	5,800,530	5,116,686

Cost of sales	4,380,603	4,073,280
Operating, general and administrative	1,313,152	1,249,111
Total operating cost and expenses	5,693,755	5,322,391

Operating income (loss)	106,775	(205,705)

Interest income	31,861	3,534
Interest expense	(8,278)	(7,368)
Other (expense) income, net	(6,539)	490
Income (loss) before income taxes	123,819	(209,049)

Income tax expense	32,964	245

Net income (loss)	$90,855	$(209,294)

Net income (loss) attributable to Class A and Class B common stockholders per share:
Basic and diluted	$0.05	$(0.12)
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	1,774,843	1,756,739
Diluted	1,794,453	1,756,739
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2023 Form 10-Q	4

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income (loss)	$90,855	$(209,294)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(18,988)	3,011
Actuarial gain on defined severance benefits, net of tax	856	3,811
Total other comprehensive (loss) income	(18,132)	6,822
Comprehensive income (loss)	$72,723	$(202,472)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2023 Form 10-Q	5

COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value)	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$3,792,211	$3,509,334
Restricted cash	330,188	176,316
Accounts receivable, net	126,892	184,463
Inventories	1,667,156	1,656,851
Prepaids and other current assets	198,235	303,166
Total current assets	6,114,682	5,830,130

Long-term restricted cash	1,536	1,624
Property and equipment, net	1,811,174	1,819,945
Operating lease right-of-use assets	1,341,091	1,405,248
Long-term lease deposits and other	441,822	455,956
Total assets	$9,710,305	$9,512,903

Liabilities and stockholders' equity
Accounts payable	$3,684,956	$3,622,332
Accrued expenses	247,098	298,869
Deferred revenue	93,263	92,361
Short-term borrowings	223,446	175,403
Current portion of long-term debt	149,034	128,936
Current portion of long-term operating lease obligations	319,426	325,924
Other current liabilities	456,907	418,681
Total current liabilities	5,174,130	5,062,506

Long-term debt	522,817	537,880
Long-term operating lease obligations	1,178,124	1,233,680
Defined severance benefits and other	275,204	264,924
Total liabilities	7,150,275	7,098,990

Contingencies (Note 11)
Stockholders' equity
Class A common stock, $0.0001 par value, 10,000,000 shares authorized, 1,602,488 and 1,597,804 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; Class B common stock, $0.0001 par value, 250,000 shares authorized, 174,803 shares issued and outstanding as of March 31, 2023 and December 31, 2022	178	177
Additional paid-in capital	8,227,469	8,154,076
Accumulated other comprehensive (loss) income	(15,913)	2,219
Accumulated deficit	(5,651,704)	(5,742,559)
Total stockholders' equity	2,560,030	2,413,913
Total liabilities and stockholders' equity	$9,710,305	$9,512,903
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2023 Form 10-Q	6

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Total stockholders' equity, as of beginning of period	$2,413,913	$2,175,957

Class A and Class B common stock
Balance at beginning of period	177	175
Issuance of common stock upon exercise of stock options	—	1
Issuance of common stock upon settlement of restricted stock units	1	—
Balance at end of period	178	176

Additional paid-in capital
Balance at beginning of period	8,154,076	7,874,038
Issuance of common stock upon exercise of stock options	3,494	8,182
Equity-based compensation	69,899	55,593
Balance at end of period	8,227,469	7,937,813

Accumulated other comprehensive income (loss)
Balance at beginning of period	2,219	(47,739)
Foreign currency translation adjustments, net of tax	(18,988)	3,011
Actuarial gain on defined severance benefits, net of tax	856	3,811
Balance at end of period	(15,913)	(40,917)

Accumulated deficit
Balance at beginning of period	(5,742,559)	(5,650,517)
Net income (loss)	90,855	(209,294)
Balance at end of period	(5,651,704)	(5,859,811)

Total stockholders' equity, as of end of period	$2,560,030	$2,037,261

Class A and Class B common stock
Shares at beginning of period	1,772,607	1,754,203
Issuance of common stock upon exercise of stock options	1,588	4,147
Issuance of common stock upon settlement of restricted stock units	3,096	2,708
Shares at end of period	1,777,291	1,761,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2023 Form 10-Q	7

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating activities
Net income (loss)	$90,855	$(209,294)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	64,245	59,240
Provision for severance benefits	38,691	44,482
Equity-based compensation	69,899	55,593
Non-cash operating lease expense	83,514	77,223
Other	28,716	16,514
Change in operating assets and liabilities:
Accounts receivable, net	55,691	266
Inventories	(60,966)	6,863
Other assets	59,658	(66,512)
Accounts payable	162,166	28,044
Accrued expenses	(46,905)	(49,981)
Other liabilities	(44,261)	(17,377)
Net cash provided by (used in) operating activities	501,303	(54,939)

Investing activities
Purchases of property and equipment	(95,221)	(238,906)
Proceeds from sale of property and equipment	664	4,245
Other investing activities	11,825	(14,367)
Net cash used in investing activities	(82,732)	(249,028)

Financing activities
Proceeds from issuance of common stock, equity-based compensation plan	3,495	8,183
Proceeds from short-term borrowings and long-term debt	31,952	343,975
Repayment of short-term borrowings and long-term debt	(842)	(152,029)
Net short-term borrowings and other financing activities	43,514	(1,547)
Net cash provided by financing activities	78,119	198,582
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(60,029)	(27,404)
Net increase (decrease) in cash and cash equivalents, and restricted cash	436,661	(132,789)
Cash and cash equivalents, and restricted cash, as of beginning of period	3,687,274	3,810,347
Cash and cash equivalents, and restricted cash, as of end of period	$4,123,935	$3,677,558
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2023 Form 10-Q	8

COUPANG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Coupang, Inc. (“Coupang”) together with its wholly-owned subsidiaries (collectively, “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.
The unaudited interim financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2022 Form 10-K.
Recent Accounting Pronouncements Adopted
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Supplier Finance Programs (Subtopic 405-50) - Disclosure of Supplier Finance Program Obligations.” The standard requires entities that use supplier finance programs to make disclosures about the key terms of the program, the balance sheet presentation of the related amounts and disclose the amounts outstanding, including providing a rollforward of such amounts. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2022, with the exception of the rollforward disclosure which will be effective prospectively for fiscal years beginning after December 15, 2023. The adoption of the ASU resulted in incremental disclosures in our condensed consolidated financial statements.
2.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net retail sales	$5,204,800	$4,556,107
Third-party merchant services	460,975	491,347
Other revenue	134,755	69,232
Total net revenues	$5,800,530	$5,116,686
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
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in deferred revenue on the condensed consolidated balance sheets. We recognized revenue of $89 million and $74 million for the three months ended March 31, 2023 and 2022, respectively, primarily related to payments in advance of delivery which were included in deferred revenue on the consolidated balance sheets as of the beginning of the respective years.
3.    Segment Reporting
We own and operate an e-commerce business that primarily serves the Korean retail market. The Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. We have two operating and reportable segments: Product Commerce and Developing Offerings. These segments are based on how the CODM manages the business, allocates resources, makes operating decisions and evaluates operating performance.
Product Commerce primarily includes core retail (owned inventory) and marketplace offerings (third-party merchants) and Rocket Fresh, our fresh grocery offering, as well as advertising products associated with these offerings. Revenues from Product

Coupang, Inc.	Q1 2023 Form 10-Q	9

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
Results of operations for the reportable segments and reconciliation to income (loss) before income taxes is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net revenues
Product Commerce	$5,658,349	$4,936,053
Developing Offerings	142,181	180,633
Total net revenues	$5,800,530	$5,116,686
Segment adjusted EBITDA
Product Commerce	$288,370	$2,877
Developing Offerings	(47,451)	(93,749)
Total segment adjusted EBITDA	$240,919	$(90,872)
Reconciling items:
Depreciation and amortization	$(64,245)	$(59,240)
Equity-based compensation	(69,899)	(55,593)
Interest expense	(8,278)	(7,368)
Interest income	31,861	3,534
Other (expense) income, net	(6,539)	490
Income (loss) before income taxes	$123,819	$(209,049)
4.    Equity-based Compensation Plans
Restricted Stock Units (“RSU”s)
RSU activity for the three months ended March 31, 2023 is as follows:

	Outstanding RSUs
(in thousands, except unit price)	Number of RSUs	Weighted Average Grant- Date Fair Value
December 31, 2022	35,178	$19.29
Granted	4,205	$15.29
Vested	(3,096)	$22.35
Forfeited / cancelled	(936)	$21.23
March 31, 2023	35,351	$18.49

Coupang, Inc.	Q1 2023 Form 10-Q	10

Equity-based Compensation Expense
The following table presents the effects of equity-based compensation in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of sales	$3,558	$3,985
Operating, general and administrative	66,341	51,608
Total	$69,899	$55,593
5.    Defined Severance Benefits
The following table provides the components of net periodic benefit costs and the portion of these costs charged to expense:

	Three Months Ended March 31,
(in thousands)	2023	2022
Current service costs	$34,448	$38,967
Interest cost	3,387	1,704
Amortization of:
Prior service credit	840	906
Net actuarial loss	16	2,905
Net periodic benefit cost	$38,691	$44,482
6.    Income Taxes
Our tax provision, or benefit, from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. No income tax benefit was accrued for jurisdictions where we anticipate incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance. Our resulting effective tax rate differs from the applicable statutory rate, primarily due to the valuation allowance against its deferred tax assets, tax credits, the inclusion of the global intangible low-taxed income (GILTI) provisions and other permanent differences.
Given our current income and anticipated future income, we believe that there is a reasonable possibility that sufficient positive evidence may become available in future periods to allow us to reach a conclusion that the valuation allowances will no longer be needed, which would result in the recognition of material deferred tax assets and a corresponding decrease to income tax expense. The exact timing and amount of any valuation allowances being released are subject to change on the basis of the level of sustained income that we are able to achieve, foreign currency fluctuations, and macroeconomic conditions, among various other factors.
7.    Net Income (Loss) per Share
We compute net income (loss) per share using the two-class method required for multiple classes of common stock and participating securities. As the liquidation and dividend rights are identical, the undistributed earnings or loss are allocated on a proportionate basis to each class of common stock, and the resulting basic and diluted net income (loss) per share attributable to common stockholders are therefore the same for Class A and Class B common stock on both an individual and a combined basis. Basic net income (loss) per share is computed using the weighted-average number of shares of Class A and Class B common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of shares of Class A and Class B common stock and potentially dilutive Class A and Class B potential common shares outstanding during the period.

Coupang, Inc.	Q1 2023 Form 10-Q	11

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Numerator:
Net income (loss)	$90,855	$(209,294)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	1,774,843	1,756,739
Dilutive effect of equity compensation awards	19,610	—
Diluted	1,794,453	1,756,739

Net income (loss) attributable to Class A and Class B common stockholders per share:
Basic	$0.05	$(0.12)
Diluted	$0.05	$(0.12)

Anti-dilutive shares (rounded)	6,000	29,000
8.    Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP established a hierarchy framework to classify the fair value measurement into one of the three levels based on the observability of significant inputs to the measurement.
The following table summarizes our financial assets and financial liabilities that are measured at fair value on a recurring basis:

(in thousands)	Classification	Measurement Level	March 31, 2023	December 31, 2022
Financial assets
Cash deposit(1)	Cash and cash equivalents	Level 1	$3,792,211	$3,509,334
Time deposit	Restricted cash	Level 1	$254,945	$99,730
Money market trust	Restricted cash	Level 1	$75,243	$76,586
Time deposit	Other current assets	Level 1	$17,257	$17,754
Time deposit	Long-term restricted cash	Level 1	$1,536	$1,624
(1)Cash deposits includes bank deposits, money market trusts and time deposits. The carrying value approximates fair value because maturities are less than three months.
9.    Supplemental Financial Information
Supplemental Disclosure of Cash-flow Information

	Three Months Ended March 31,
(in thousands)	2023	2022
Supplemental disclosure of cash-flow information
Cash paid for income taxes, net of refunds	$5,224	$2,232
Cash paid for interest	$4,969	$6,249
Cash paid for the amount used to measure the operating lease liabilities	$105,059	$83,063
Operating lease assets obtained in exchange for lease obligations	$27,924	$174,824
Net increase to operating lease right-of-use assets resulting from remeasurements of lease obligations	$26,803	$21,761
Non-cash investing and financing activities
Increase (decrease) in property and equipment-related accounts payable	$11,111	$(74,563)

Coupang, Inc.	Q1 2023 Form 10-Q	12

Supplier Financing Arrangements
We have agreements with third-party financial institutions to facilitate participating vendors’ and suppliers’ ability to settle payment obligations from us to designated third-party financial institutions. Participating vendors and suppliers may, at their sole discretion, settle obligations prior to their scheduled due dates at a discounted price to the participating financial institutions. The invoices that have been confirmed as valid under the program require payment, in full, based on the original standard invoice terms. Confirmed invoices owed to financial institutions under these programs are included within accounts payable and were $334 million and $337 million as of March 31, 2023 and December 31, 2022, respectively. Coupang or the financial institutions may terminate the agreement upon given notice.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on our defined severance benefits. As of March 31, 2023 and December 31, 2022, the ending balance in accumulated other comprehensive (loss) income related to foreign currency translation adjustments was $26 million and $45 million, respectively, and the amount related to actuarial losses on defined severance benefits was $(42) million and $(43) million, respectively.
10.    Short-term Borrowings and Long-term Debt
Our short-term borrowings generally include lines of credit and term loan facilities with financial institutions to be utilized for general operating purposes.
In April 2023, we entered into a new one-year credit loan facility to borrow $61 million for general operating purposes. The loan bears interest at the average of 91-day CD interest rate plus 4.40%.
Our long-term debt generally includes revolving credit facilities and various loan agreements for general operating purposes, and term loan facilities. As of March 31, 2023 and December 31, 2022, there were $672 million and $667 million, respectively, of loans outstanding under these agreements, net of unamortized discounts.
Our debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rate for similar types of borrowing arrangements. The carrying amount of debt approximates its fair value as of March 31, 2023 and December 31, 2022 due primarily to the interest rates approximating market interest rates.
We were in compliance with the covenants for each of our borrowings and debt agreements as of March 31, 2023.
In April 2023, we entered into a new three-year term loan facility agreement to borrow $176 million to finance the purchase of a fulfillment center and land. We pledged up to $212 million of certain land and buildings as collateral. The loan bears interest at a fixed rate of 6.76%.
11.    Contingencies
Legal Matters
From time to time, we may become party to claims, investigations, proceedings, and other litigation, in the ordinary course of business. We assess the likelihood of any adverse judgments or outcomes with respect to these matters and determines loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, we consider other relevant factors that could impact our ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. Our reserves may change in the future due to new developments or changes in strategy in handling these matters. Although the results of these matters cannot be predicted with certainty, we currently believe that the final outcome of currently pending legal matters will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Coupang, Inc.	Q1 2023 Form 10-Q	13

Choi v. Coupang, Inc. et al
On August 26, 2022, a putative class action was filed on behalf of all purchasers of Coupang Class A common stock pursuant and/or traceable to Coupang’s registration statement issued in connection with our initial public offering. The action was brought against Coupang, Inc., and certain of its former and current directors, current officers, and certain underwriters of the offering. The action was filed in the United States District Court for the Southern District of New York alleging inaccurate and misleading or omitted statements of material fact in Coupang's Registration Statement in violation of Sections 11 and 15 of the Securities Act of 1933. To date, the Court has not named a lead plaintiff and the specific claims may be amended. The action seeks unspecified compensatory damages, attorneys’ fees, and reasonable costs and expenses. We believe that the action is without merit and intend to vigorously defend against it. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time. Accordingly, we can provide no assurance as to the scope and outcome of this matter and no assurance as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected.
Korean Fair Trade Commission Investigations
On June 28, 2021, the Korean Fair Trade Commission (“KFTC”) initiated an investigation into a potential violation of the Monopoly Regulation and Fair Trade Act (the “Fair Trade Act”), including alleged preferential treatments of private labelled products provided by our subsidiary, Coupang Private Label Business (“CPLB”). The KFTC is also investigating us on other matters related to the alleged violations of the KFTC regulations. We are diligently cooperating with these investigations, and actively defending our practices as appropriate.
Under Korean law, the issues addressed in the investigations can be resolved through civil, administrative, or criminal proceedings. The ultimate case resolution could include fines, orders to alter our processes or procedures, and criminal investigations or charges against individuals or us. We cannot reasonably estimate any penalties, loss or range of loss that may arise from the various KFTC Investigations. Accordingly, we can provide no assurance as to the scope and outcome of these matters and no assurance as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected.

Coupang, Inc.	Q1 2023 Form 10-Q	14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, as well as our audited consolidated financial statements included in our 2022 Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of our 2022 Form 10-K and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements.
Overview
We are a leading e-commerce retailer in Korea with operations in the United States, Taiwan, Singapore and China. We believe that we are the preeminent online destination in the market because of our broad selection, low prices, and exceptional delivery and customer experience across our owned inventory selection as well as products offered by third-party merchants. Our unique end-to-end integrated fulfillment, logistics, and technology network enables Rocket Delivery, which provides free, next-day delivery for orders placed anytime of the day, even seconds before midnight—across millions of products. Our structural advantages from complete end-to-end integration, investments in technology, and scale economies generate higher efficiencies that allow us to pass savings to customers in the form of lower prices. The capabilities we have built provide us with opportunities to expand into other offerings and geographies.
Our segments reflect the way we evaluate our business performance and manage operations. See Note 3 — "Segment Reporting" to the condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Coupang, Inc.	Q1 2023 Form 10-Q	15

Key Financial and Operating Highlights:

(in thousands)	Three Months Ended March 31,		% Change
	2023	2022
Total net revenues	$5,800,530	$5,116,686	13%
Total net revenues, constant currency(1)	$6,140,537	$5,534,178	20%
Gross profit(2)	$1,419,927	$1,043,406	36%
Net income (loss)	$90,855	$(209,294)	NM(3)
Net income (loss) margin	1.6%	(4.1)%
Adjusted EBITDA(1)	$240,919	$(90,872)	NM(3)
Adjusted EBITDA margin(1)	4.2%	(1.8)%
Net cash provided by (used in) operating activities	$501,303	$(54,939)	NM(3)
Free cash flow(1)	$406,746	$(289,600)	NM(3)
Segment adjusted EBITDA:
Product Commerce	$288,370	$2,877	NM(3)
Developing Offerings	$(47,451)	$(93,749)	(49)%

	Trailing Twelve Months Ended March 31,		% Change
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$1,121,681	$(282,168)	NM(3)
Free cash flow(1)	$450,705	$(1,041,827)	NM(3)
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
(3)Non-meaningful
Key Business Metrics and Non-GAAP Financial Measures
Key Business Metrics

	Three Months Ended
(in thousands, except net revenues per Active Customer)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Active Customers	19,010	18,115	17,992	17,885	18,112
Total net revenues per Active Customer	$305	$294	$284	$282	$283
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

Coupang, Inc.	Q1 2023 Form 10-Q	16

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
Constant Currency Revenue Growth	• Constant currency revenue growth (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.

Coupang, Inc.	Q1 2023 Form 10-Q	17

The following tables present the reconciliations from each U.S. GAAP measure to its corresponding non-GAAP measure for the periods noted:
Free Cash Flow

	Three Months Ended March 31,		Trailing Twelve Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$501,303	$(54,939)	$1,121,681	$(282,168)
Adjustments:
Purchases of land and buildings	(27,325)	(22,929)	(230,983)	(180,313)
Purchases of equipment	(67,896)	(215,977)	(449,594)	(585,425)
Total purchases of property and equipment	(95,221)	(238,906)	(680,577)	(765,738)
Proceeds from sale of property and equipment	664	4,245	9,601	6,079
Total adjustments	$(94,557)	$(234,661)	$(670,976)	$(759,659)
Free cash flow	$406,746	$(289,600)	$450,705	$(1,041,827)
Net cash used in investing activities	$(82,732)	$(249,028)	$(681,958)	$(774,071)
Net cash provided by financing activities	$78,119	$198,582	$126,889	$269,748
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,
(in thousands)	2023	2022
Total net revenues	$5,800,530	$5,116,686

Net income (loss)	90,855	(209,294)
Net income (loss) margin	1.6%	(4.1)%
Adjustments:
Depreciation and amortization	64,245	59,240
Interest expense	8,278	7,368
Interest income	(31,861)	(3,534)
Income tax expense	32,964	245
Other expense (income), net	6,539	(490)
Equity-based compensation	69,899	55,593
Adjusted EBITDA	$240,919	$(90,872)
Adjusted EBITDA margin	4.2%	(1.8)%
Constant Currency Revenue and Constant Currency Revenue Growth

	Three Months Ended March 31,						Year over Year Growth
	2023			2022
(in thousands)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$5,204,800	$305,087	$5,509,887	$4,556,107	$371,752	$4,927,859	14%	21%
Net other revenue	595,730	34,920	630,650	560,579	45,740	606,319	6%	12%
Total net revenues	$5,800,530	$340,007	$6,140,537	$5,116,686	$417,492	$5,534,178	13%	20%

Net Revenues by Segment
Product Commerce	$5,658,349	$331,673	$5,990,022	$4,936,053	$402,753	$5,338,806	15%	21%
Developing Offerings	142,181	8,334	150,515	180,633	14,739	195,372	(21)%	(17)%
Total net revenues	$5,800,530	$340,007	$6,140,537	$5,116,686	$417,492	$5,534,178	13%	20%

Coupang, Inc.	Q1 2023 Form 10-Q	18

Results of Operations

	Three Months Ended March 31,
(in thousands)	2023	2022	% Change
Net retail sales	$5,204,800	$4,556,107	14%
Net other revenue	595,730	560,579	6%
Total net revenues	5,800,530	5,116,686	13%

Cost of sales	4,380,603	4,073,280	8%
Operating, general and administrative	1,313,152	1,249,111	5%
Total operating cost and expenses	5,693,755	5,322,391	7%

Operating income (loss)	106,775	(205,705)	NM(1)
Interest income	31,861	3,534	NM(1)
Interest expense	(8,278)	(7,368)	12%
Other (expense) income, net	(6,539)	490	NM(1)
Income (loss) before income taxes	123,819	(209,049)	NM(1)
Income tax expense	32,964	245	NM(1)
Net income (loss)	$90,855	$(209,294)	NM(1)
(1)Non-meaningful
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

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022	As Reported	Constant Currency
Net retail sales	$5,204,800	$4,556,107	14%	21%
Net other revenue	595,730	560,579	6%	12%
Total net revenues	$5,800,530	$5,116,686	13%	20%
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

Coupang, Inc.	Q1 2023 Form 10-Q	19

The following table presents our total net revenues by segment.

	Three Months Ended March 31,		% Change
(in thousands)	2023	2022	As Reported	Constant Currency
Product Commerce	$5,658,349	$4,936,053	15%	21%
Developing Offerings	142,181	180,633	(21)%	(17)%
Total net revenues	$5,800,530	$5,116,686	13%	20%
The increases in Product Commerce net revenues are primarily due to continued growth in our Active Customers and total net revenues per Active Customer, driven by increased product selection of our owned inventory, increased customer engagement across more product categories, and increased merchants available on our marketplace.
The decrease in Developing Offerings for the three months is the result of a decrease in Active Customers using our Eats offering, partially offset by an increase in the average spend from those customers.
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
The increases primarily reflect higher volume from increased sales and customer demand. Cost of sales as a percentage of revenue decreased from 79.6% for the three months ended March 31, 2022 to 75.5% for the three months ended March 31, 2023, primarily due to further operational efficiencies, continued supply chain optimization, and an increased percentage of revenues earned from higher margin revenue categories and offerings.
Operating, General and Administrative Expenses
Operating, general and administrative expenses include all our operating costs excluding cost of sales, as described above. More specifically, these expenses include costs incurred in operating and staffing our fulfillment centers (including costs attributed to receiving, inspecting, picking, packaging, and preparing customer orders), customer service-related costs, payment processing fees, costs related to the design, execution, and maintenance of our technology infrastructure and online offerings, advertising costs, general corporate function costs, and depreciation and amortization expense.
These increases primarily reflect slightly higher advertisement expenses which is the result of lower advertising expenses we incurred in the prior year due to COVID-related impacts, partially offset by decreases in fulfillment costs. These expenses as a percentage of revenue decreased from 24.4% to 22.6% for the three months ended March 31, 2023 related primarily to improved operating leverage, partially offset by a marginal increase in advertising expenses.
Interest Income
Interest income primarily consists of interest earned on our deposits held with financial institutions.
Interest income for the three months ended March 31, 2023 increased $28 million compared to the prior year period. The increase in interest income was primarily related to an increase in interest rates on our deposits with various financial institutions.
Income Tax Expense
We are subject to income taxes predominantly in Korea, as well as in the United States and other foreign jurisdictions in which we do business. Foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate is subject to significant variation and can vary based on the amount of pre-tax income or loss. Beginning in 2022, the Tax Cuts and Jobs Act, as currently enacted, requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which is expected to increase the amount of our global intangible low-taxed income (GILTI) inclusion.
Our effective income tax rate for the three months ended March 31, 2023 was 26.6% compared with (0.1%) in the prior year period. The increase reflects the strong operating results and taxable income for the current and projected period in 2023, compared to the prior periods that generated minimal taxable income. Additionally, because certain of our foreign income is also taxable in the United States this led to an effective tax rate greater than the statutory rate.

Coupang, Inc.	Q1 2023 Form 10-Q	20

Segment adjusted EBITDA
The operating performance measure of each segment is segment adjusted EBITDA. Segment adjusted EBITDA is defined as income (loss) before income taxes for a period before depreciation and amortization, interest expense, interest income, income tax expense (benefit), other income (expense), net, equity-based compensation, impairments, and other items that we do not believe are reflective of our ongoing operations associated with our segments.

	Three Months Ended March 31,
(in thousands)	2023	2022	% Change
Product Commerce	$288,370	$2,877	NM(1)
Developing Offerings	(47,451)	(93,749)	(49)%
Consolidated adjusted EBITDA	$240,919	$(90,872)	NM(1)
(1)Non-meaningful
The improvement in Product Commerce segment adjusted EBITDA was primarily due to an increase in net revenues, further operational efficiencies, improved margins from supply chain optimization, an increased percentage of revenues earned from higher margin revenue categories, and improved operating leverage.
The improvement in Developing Offerings adjusted EBITDA was the result of lower advertising and promotional costs as well as lower delivery costs per order associated with Coupang Eats, offset by continued investments in our international expansion as well as our content for Coupang Play.
Fulfillment and Logistics by Coupang (FLC)
FLC is a Product Commerce offering that enables participating merchants to leverage our end-to-end integrated logistics and fulfillment network. The pre-existing contract terms with FLC merchants result in the transfer of control of the merchants’ products to us and Coupang is the seller of record in these transactions, whereby revenue is recorded on a gross basis (principal). In April 2023, we announced changes to the FLC program and related contracts with merchants, streamlining the overall process for merchants and us. As a result of these changes, control of these products will no longer be transferred to the Company prior to sales. Beginning in the second quarter, this change will impact how we recognize a portion of our revenue, from a gross basis (principal) to a net basis (agent). This will result in a prospective reduction in total net revenues associated with FLC, with no significant corresponding impact on gross profit expected.
Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our primary sources of liquidity are cash on hand, supplemented through various debt financing arrangements and sales of our equity securities. We had total cash and cash equivalents and restricted cash of $4.1 billion as of March 31, 2023, of which $2.4 billion was held by our foreign subsidiaries and may not be freely transferable to the U.S due to local laws or other restrictions. Additionally, we have over $1.0 billion available under our 2022 and 2021 revolving credit facilities as described below.
The ability of certain subsidiaries to transfer funds or pay dividends to Coupang, Inc. is also restricted due to terms which require the subsidiaries to meet certain financial covenants, including requirements to maintain a positive net equity balance or having current period income.
As of March 31, 2023 and December 31, 2022, we had stockholders’ equity of $2.6 billion and $2.4 billion, respectively. We may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, particularly with respect to our Developing Offerings segment, which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and continuation to expand services, we plan to build new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next three years. These contracts have remaining capital expenditures commitments of $429 million as of March 31, 2023. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.

Coupang, Inc.	Q1 2023 Form 10-Q	21

Changes in our cash flows were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Net cash provided by (used in) operating activities	$501,303	$(54,939)	$556,242
Net cash used in investing activities	(82,732)	(249,028)	166,296
Net cash provided by financing activities	78,119	198,582	(120,463)
Operating Activities

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Net income (loss)	$90,855	$(209,294)	$300,149
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating	285,065	253,052	32,013
Change in operating assets and liabilities	125,383	(98,697)	224,080
Net cash provided by (used in) operating activities	$501,303	$(54,939)	$556,242
The year-over-year change in operating cash flow was primarily driven by a $300 million decrease in net loss, which resulted in net income for the current period. Additionally, benefiting the improvement in cash used in operating activities were the changes in operating assets and liabilities, consisting primarily of other assets of $126 million as a result of a reduction in advances made to certain large, multi-national suppliers, and an increase in cash inflow in accounts payable of $134 million as a result of improved payment terms with certain large, multi-national suppliers.
Investing Activities
The decrease was mainly driven by a $144 million decrease in purchases of property and equipment, primarily related to significant investments made in the prior year in our fulfillment and logistics infrastructure, including purchases of buildings, land and equipment.
Financing Activities
The decrease was primarily driven by a $312 million decrease in proceeds from debt and short-term borrowings, all partially offset by $151 million decrease in repayments of debt and short-term borrowings.
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
Refer to Note 13 — "Commitments and Contingencies" of our consolidated financial statements in Part II, Item 8 of our 2022 Form 10-K for disclosure of our minimum contractual commitments.
Our short-term and long-term borrowings generally include lines of credit with financial institutions available to be drawn upon for general operating purposes.
We have a two-year revolving facility agreement (the “2022 revolving credit facility”) with a borrowing limit of $123 million that bears interest at the average of 91-days CD interest rate plus 2.30%. The revolving facility is secured by certain of our inventories. As of March 31, 2023, there was no balance outstanding on the 2022 revolving credit facility.
We have a three-year $1.0 billion unsecured credit facility (the “2021 revolving credit facility”). As of March 31, 2023, there was no balance outstanding on the 2021 revolving credit facility.

Coupang, Inc.	Q1 2023 Form 10-Q	22

In April 2023, we entered into a new one-year credit loan facility to borrow $61 million for general operating purposes. The loan bears interest at the average of 91-day CD interest rate plus 4.40%.
In April 2023, we entered into a new three-year term loan facility agreement to borrow $176 million to finance the purchase of a fulfillment center and land. We pledged up to $212 million of certain land and buildings as collateral. The loan bears interest at a fixed rate of 6.76%.
Refer to Note 12 — "Short-Term Borrowings and Long-Term Debt" of our consolidated financial statements in Part II, Item 8 of our 2022 Form 10-K for disclosure of our debt obligations and collateral.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. GAAP. Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For a discussion of our critical accounting policies and estimates, refer to the section entitled “Critical Accounting Policies and Estimates” in our 2022 Form 10-K.
Other significant accounting policies are also discussed in Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of our 2022 Form 10-K.
Recently Adopted Accounting Pronouncements
See Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies" to the condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Coupang, Inc.	Q1 2023 Form 10-Q	23

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
Interest Rate Risk
As of March 31, 2023, we had cash, cash equivalents, and restricted cash of $4.1 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from our undrawn revolving credit facilities. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to structure a reasonable balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates. As of March 31, 2023, there was no balances outstanding on our revolving credit facilities. Any future borrowings incurred under the 2021 and 2022 revolving credit facilities would accrue interest at rates subject to current market conditions.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of approximately $514 million and an immaterial impact in net income (loss) for the three months ended March 31, 2023, respectively.
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

Coupang, Inc.	Q1 2023 Form 10-Q	24

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Coupang, Inc.	Q1 2023 Form 10-Q	25

Part II.   Other Information

Item 1. Legal Proceedings
The information set forth under Note 11 — "Contingencies" in our accompanying notes to the condensed consolidated financial statements under the caption “Legal Matters” is incorporated herein by reference.

Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties disclosed in Part 1, Item 1A, under the caption “Risk Factors,” of our 2022 Form 10-K which risks could materially and adversely affect our business, results of operations, financial condition, and liquidity. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors may not be the only ones that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating globally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Coupang, Inc.	Q1 2023 Form 10-Q	26

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40115	3.1	November 12, 2021
3.2	Bylaws of the Registrant.		10-Q	001-40115	3.2	November 12, 2021
10.1+	Employment Agreement by and between the Company and Tae Jung Kim.	X
31.1	Chief Executive Officer Section 302 Certification	X
31.2	Chief Financial Officer Section 302 Certification	X
32.1*	Chief Executive Officer Section 906 Certification	X
32.2*	Chief Financial Officer Section 906 Certification	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan
*	Indicates furnished exhibit

Coupang, Inc.	Q1 2023 Form 10-Q	27

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Jonathan Lee
Jonathan Lee
Chief Accounting Officer (Principal Accounting Officer)

Dated: May 10, 2023

Coupang, Inc.	Q1 2023 Form 10-Q	28