Form 10-Q
period 2023-06-30
Coupang, Inc.
filed 2023-08-09
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2023, there were 1,608,940,757 shares of the registrant’s Class A common stock and 174,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2023

Coupang, Inc.	Q2 2023 Form 10-Q	1

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

Coupang, Inc.	Q2 2023 Form 10-Q	2

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

Coupang, Inc.	Q2 2023 Form 10-Q	3

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net retail sales	$5,140,346	$4,481,165	$10,345,146	$9,037,272
Net other revenue	697,543	556,656	1,293,273	1,117,235
Total net revenues	5,837,889	5,037,821	11,638,419	10,154,507

Cost of sales	4,314,101	3,884,028	8,694,704	7,957,308
Operating, general and administrative	1,376,146	1,220,936	2,689,298	2,470,047
Total operating cost and expenses	5,690,247	5,104,964	11,384,002	10,427,355

Operating income (loss)	147,642	(67,143)	254,417	(272,848)

Interest income	41,630	7,364	73,491	10,898
Interest expense	(12,813)	(6,143)	(21,091)	(13,511)
Other expense, net	(5,241)	(9,229)	(11,780)	(8,739)
Income (loss) before income taxes	171,218	(75,151)	295,037	(284,200)

Income tax expense	26,026	340	58,990	585

Net income (loss)	$145,192	$(75,491)	$236,047	$(284,785)

Net income (loss) attributable to Class A and Class B common stockholders per share:
Basic and diluted	$0.08	$(0.04)	$0.13	$(0.16)
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	1,779,508	1,763,264	1,777,188	1,760,019
Diluted	1,800,102	1,763,264	1,797,293	1,760,019
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2023 Form 10-Q	4

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$145,192	$(75,491)	$236,047	$(284,785)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(8,692)	(4,970)	(27,680)	(1,959)
Actuarial (loss) gain on defined severance benefits, net of tax	(9,684)	34,196	(8,828)	38,007
Total other comprehensive (loss) income	(18,376)	29,226	(36,508)	36,048
Comprehensive income (loss)	$126,816	$(46,265)	$199,539	$(248,737)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2023 Form 10-Q	5

COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value)	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$4,473,193	$3,509,334
Restricted cash	268,975	176,316
Accounts receivable, net	138,855	184,463
Inventories	1,565,373	1,656,851
Prepaids and other current assets	270,382	303,166
Total current assets	6,716,778	5,830,130

Long-term restricted cash	1,523	1,624
Property and equipment, net	2,119,340	1,819,945
Operating lease right-of-use assets	1,427,407	1,405,248
Long-term lease deposits and other	421,965	455,956
Total assets	$10,687,013	$9,512,903

Liabilities and stockholders' equity
Accounts payable	$4,077,023	$3,622,332
Accrued expenses	271,950	298,869
Deferred revenue	93,255	92,361
Short-term borrowings	232,248	175,403
Current portion of long-term debt	185,753	128,936
Current portion of long-term operating lease obligations	331,505	325,924
Other current liabilities	451,586	418,681
Total current liabilities	5,643,320	5,062,506

Long-term debt	718,681	537,880
Long-term operating lease obligations	1,255,344	1,233,680
Defined severance benefits and other	294,191	264,924
Total liabilities	7,911,536	7,098,990

Contingencies (Note 11)
Stockholders' equity
Class A common stock, $0.0001 par value, 10,000,000 shares authorized, 1,606,466 and 1,597,804 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; Class B common stock, $0.0001 par value, 250,000 shares authorized, 174,803 shares issued and outstanding as of June 30, 2023 and December 31, 2022	178	177
Additional paid-in capital	8,316,100	8,154,076
Accumulated other comprehensive (loss) income	(34,289)	2,219
Accumulated deficit	(5,506,512)	(5,742,559)
Total stockholders' equity	2,775,477	2,413,913
Total liabilities and stockholders' equity	$10,687,013	$9,512,903
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2023 Form 10-Q	6

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Total stockholders' equity, as of beginning of period	$2,560,030	$2,037,261	$2,413,913	$2,175,957

Class A and Class B common stock
Balance at beginning of period	178	176	177	175
Issuance of common stock upon exercise of stock options	—	1	—	2
Issuance of common stock upon settlement of restricted stock units	—	—	1	—
Balance at end of period	178	177	178	177

Additional paid-in capital
Balance at beginning of period	8,227,469	7,937,813	8,154,076	7,874,038
Issuance of common stock upon exercise of stock options	2,227	4,183	5,721	12,365
Equity-based compensation	86,404	72,916	156,303	128,509
Balance at end of period	8,316,100	8,014,912	8,316,100	8,014,912

Accumulated other comprehensive income (loss)
Balance at beginning of period	(15,913)	(40,917)	2,219	(47,739)
Foreign currency translation adjustments, net of tax	(8,692)	(4,970)	(27,680)	(1,959)
Actuarial (loss) gain on defined severance benefits, net of tax	(9,684)	34,196	(8,828)	38,007
Balance at end of period	(34,289)	(11,691)	(34,289)	(11,691)

Accumulated deficit
Balance at beginning of period	(5,651,704)	(5,859,811)	(5,742,559)	(5,650,517)
Net income (loss)	145,192	(75,491)	236,047	(284,785)
Balance at end of period	(5,506,512)	(5,935,302)	(5,506,512)	(5,935,302)

Total stockholders' equity, as of end of period	$2,775,477	$2,068,096	$2,775,477	$2,068,096

Class A and Class B common stock
Shares at beginning of period	1,777,291	1,761,058	1,772,607	1,754,203
Issuance of common stock upon exercise of stock options	1,009	2,031	2,597	6,178
Issuance of common stock upon settlement of restricted stock units	2,969	2,028	6,065	4,736
Shares at end of period	1,781,269	1,765,117	1,781,269	1,765,117
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2023 Form 10-Q	7

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating activities
Net income (loss)	$236,047	$(284,785)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	130,423	119,639
Provision for severance benefits	76,102	87,436
Equity-based compensation	156,303	128,509
Non-cash operating lease expense	163,329	155,686
Other	85,131	63,621
Change in operating assets and liabilities:
Accounts receivable, net	41,198	(37,342)
Inventories	18,226	(185,091)
Other assets	7,594	(147,058)
Accounts payable	578,763	190,578
Accrued expenses	(27,933)	(37,665)
Other liabilities	(144,129)	(126,729)
Net cash provided by (used in) operating activities	1,321,054	(73,201)

Investing activities
Purchases of property and equipment	(471,623)	(419,674)
Proceeds from sale of property and equipment	7,213	7,810
Other investing activities	(47,710)	(17,834)
Net cash used in investing activities	(512,120)	(429,698)

Financing activities
Proceeds from issuance of common stock, equity-based compensation plan	5,722	12,367
Proceeds from short-term borrowings and long-term debt	319,422	403,436
Repayment of short-term borrowings and long-term debt	(37,150)	(333,097)
Net short-term borrowings and other financing activities	40,686	(2,038)
Net cash provided by financing activities	328,680	80,668
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(81,197)	(115,962)
Net increase (decrease) in cash and cash equivalents, and restricted cash	1,056,417	(538,193)
Cash and cash equivalents, and restricted cash, as of beginning of period	3,687,274	3,810,347
Cash and cash equivalents, and restricted cash, as of end of period	$4,743,691	$3,272,154
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2023 Form 10-Q	8

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
Recent Accounting Pronouncements Adopted
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Supplier Finance Programs (Subtopic 405-50) - Disclosure of Supplier Finance Program Obligations.” The standard requires entities that use supplier finance programs to make disclosures about the key terms of the program, the balance sheet presentation of the related amounts and disclose the amounts outstanding, including providing a rollforward of such amounts. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2022, with the exception of the rollforward disclosure which will be effective prospectively for fiscal years beginning after December 15, 2023. The adoption of the ASU in the first quarter resulted in incremental disclosures in our condensed consolidated financial statements.
2.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net retail sales	$5,140,346	$4,481,165	$10,345,146	$9,037,272
Third-party merchant services	562,757	475,553	1,023,732	966,900
Other revenue	134,786	81,103	269,541	150,335
Total net revenues	$5,837,889	$5,037,821	$11,638,419	$10,154,507
This level of revenue disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Net retail sales are recognized from online product sales to consumers. Third-party merchant services represent commissions, advertising, logistics and fulfillment fees earned from merchants that sell their products through our online business, and delivery fees from restaurants. Other revenue includes revenue earned from our Rocket WOW membership program and various other offerings.
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in deferred revenue on the condensed consolidated balance sheets. We recognized revenue of $90 million and $84 million for the six months ended June 30, 2023 and 2022, respectively, primarily related to payments in advance of delivery which were included in deferred revenue on the consolidated balance sheets as of the beginning of the respective years.
3.    Segment Reporting
We own and operate a retail business that primarily serves the Korean retail market. The Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. We have two operating and reportable segments: Product Commerce and Developing Offerings. These segments are based on how the CODM manages the business, allocates resources, makes operating decisions and evaluates operating performance.
Product Commerce primarily includes core retail (owned inventory) and marketplace offerings (third-party merchants) and Rocket Fresh, our fresh grocery offering, as well as advertising products associated with these offerings. Revenues from Product

Coupang, Inc.	Q2 2023 Form 10-Q	9

Commerce are derived primarily from online product sales of owned inventory to customers in Korea, commissions, and logistics and fulfillment fees earned from merchants that sell products through our mobile application and website, and from Rocket WOW membership.
Developing Offerings primarily includes more nascent offerings and services, including Coupang Eats, our restaurant ordering and delivery service, Coupang Play, our online content streaming service, fintech, our retail operations in Taiwan, as well as advertising products associated with these offerings. Revenues from Developing Offerings are primarily generated from online restaurant ordering and delivery services provided on our mobile applications and websites.
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
Results of operations for the reportable segments and reconciliation to income (loss) before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net revenues
Product Commerce	$5,681,590	$4,877,531	$11,339,939	$9,813,584
Developing Offerings	156,299	160,290	298,480	340,923
Total net revenues	$5,837,889	$5,037,821	$11,638,419	$10,154,507
Segment adjusted EBITDA
Product Commerce	$407,597	$97,840	$695,967	$100,717
Developing Offerings	(107,373)	(31,668)	(154,824)	(125,417)
Total segment adjusted EBITDA	$300,224	$66,172	$541,143	$(24,700)
Reconciling items:
Depreciation and amortization	$(66,178)	$(60,399)	$(130,423)	$(119,639)
Equity-based compensation	(86,404)	(72,916)	(156,303)	(128,509)
Interest expense	(12,813)	(6,143)	(21,091)	(13,511)
Interest income	41,630	7,364	73,491	10,898
Other expense, net	(5,241)	(9,229)	(11,780)	(8,739)
Income (loss) before income taxes	$171,218	$(75,151)	$295,037	$(284,200)
4.    Equity-based Compensation Plans
Restricted Stock Units (“RSU”s)
RSU activity for the six months ended June 30, 2023 is as follows:

	Outstanding RSUs
(in thousands, except unit price)	Number of RSUs	Weighted Average Grant- Date Fair Value
December 31, 2022	35,178	$19.29
Granted	19,682	$15.97
Vested	(6,065)	$21.11
Forfeited / cancelled	(2,040)	$20.97
June 30, 2023	46,755	$17.58

Coupang, Inc.	Q2 2023 Form 10-Q	10

Equity-based Compensation Expense
The following table presents the effects of equity-based compensation in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of sales	$3,357	$3,887	$6,915	$7,872
Operating, general and administrative	83,047	69,029	149,388	120,637
Total	$86,404	$72,916	$156,303	$128,509
5.    Defined Severance Benefits
The following table provides the components of net periodic benefit costs and the portion of these costs charged to expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Current service costs	$33,304	$37,689	$67,752	$76,656
Interest cost	3,286	1,627	6,673	3,331
Amortization of:
Prior service credit	816	866	1,656	1,772
Net actuarial loss	5	2,772	21	5,677
Net periodic benefit cost	$37,411	$42,954	$76,102	$87,436
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

Coupang, Inc.	Q2 2023 Form 10-Q	11

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss)	$145,192	$(75,491)	$236,047	$(284,785)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	1,779,508	1,763,264	1,777,188	1,760,019
Dilutive effect of equity compensation awards	20,594	—	20,105	—
Diluted	1,800,102	1,763,264	1,797,293	1,760,019

Net income (loss) attributable to Class A and Class B common stockholders per share:
Basic	$0.08	$(0.04)	$0.13	$(0.16)
Diluted	$0.08	$(0.04)	$0.13	$(0.16)

Anti-dilutive shares (rounded)	4,000	21,000	5,000	25,000
8.    Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP established a hierarchy framework to classify the fair value measurement into one of the three levels based on the observability of significant inputs to the measurement.
The following table summarizes our financial assets and financial liabilities that are measured at fair value on a recurring basis:

(in thousands)	Classification	Measurement Level	June 30, 2023	December 31, 2022
Financial assets
Cash deposits(1)	Cash and cash equivalents	Level 1	$4,473,193	$3,509,334
Cash and time deposits	Restricted cash	Level 1	$190,434	$99,730
Money market trust	Restricted cash	Level 1	$78,541	$76,586
Time deposits	Other current assets	Level 1	$74,269	$17,754
Cash and time deposits	Long-term restricted cash	Level 1	$1,523	$1,624
(1)Cash deposits includes bank deposits, money market trusts and time deposits. The carrying value approximates fair value because maturities are less than three months.
9.    Supplemental Financial Information
Supplemental Disclosure of Cash-flow Information

	Six Months Ended June 30,
(in thousands)	2023	2022
Supplemental disclosure of cash-flow information
Cash paid for income taxes, net of refunds	$39,329	$1,341
Cash paid for interest	$12,735	$11,459
Cash paid for the amount used to measure the operating lease liabilities	$210,827	$177,322
Operating lease assets obtained in exchange for lease obligations	$166,029	$291,370
Net increase to operating lease right-of-use assets resulting from remeasurements of lease obligations	$64,574	$32,334
Non-cash investing and financing activities
Increase (decrease) in property and equipment-related accounts payable	$4,675	$(54,975)

Coupang, Inc.	Q2 2023 Form 10-Q	12

Supplier Financing Arrangements
We have agreements with third-party financial institutions to facilitate participating vendors’ and suppliers’ ability to settle payment obligations from us to designated third-party financial institutions. Participating vendors and suppliers may, at their sole discretion, settle obligations prior to their scheduled due dates at a discounted price to the participating financial institutions. The invoices that have been confirmed as valid under the program require payment, in full, based on the original standard invoice terms. Confirmed invoices owed to financial institutions under these programs are included within accounts payable and were $403 million and $337 million as of June 30, 2023 and December 31, 2022, respectively. Coupang or the financial institutions may terminate the agreement upon given notice.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on our defined severance benefits. As of June 30, 2023 and December 31, 2022, the ending balance in accumulated other comprehensive (loss) income related to foreign currency translation adjustments was $18 million and $45 million, respectively, and the amount related to actuarial losses on defined severance benefits was $(52) million and $(43) million, respectively.
10.    Short-term Borrowings and Long-term Debt
Our short-term borrowings generally include lines of credit and term loan facilities with financial institutions to be utilized for general operating purposes.
In April 2023, we entered into a new one-year $61 million credit loan facility for general operating purposes. The loan bears interest at the average of 91-day CD interest rate plus 4.40%.
Our long-term debt generally includes revolving credit facilities and various loan agreements for general operating purposes, and term loan facilities. As of June 30, 2023 and December 31, 2022, there were $904 million and $667 million, respectively, of loans outstanding under these agreements, net of unamortized discounts.
In April 2023, we entered into a new three-year $175 million term loan facility agreement to finance the purchase of a fulfillment center and land. We pledged up to $209 million of certain land and buildings as collateral. The loan bears interest at a fixed rate of 6.76%.
Our 2021 revolving credit facility was amended in accordance with the agreement to provide for the replacement of the London Inter-bank offered rate (“LIBOR”) with an alternative benchmark rate. Effective July 1, 2023, the facility replaced the LIBOR rate with the Secured Overnight Funding Rate (“SOFR”). Borrowings under the 2021 revolving credit facility will bear interest, at our option, at a rate per annum equal to (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted Term SOFR rate for a one-month interest period plus 1.00% or (ii) an adjusted Term SOFR plus a margin equal to 1.00%. No borrowings have been made under the facility.
Our debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rate for similar types of borrowing arrangements. The carrying amount of debt approximates its fair value as of June 30, 2023 and December 31, 2022 due primarily to the interest rates approximating market interest rates.
We were in compliance with the covenants for each of our borrowings and debt agreements as of June 30, 2023.
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

Coupang, Inc.	Q2 2023 Form 10-Q	13

Choi v. Coupang, Inc. et al
On August 26, 2022, a putative class action was filed on behalf of all purchasers of Coupang Class A common stock pursuant and/or traceable to Coupang’s registration statement issued in connection with our initial public offering. The action was brought against Coupang, Inc., and certain of its former and current directors, current officers, and certain underwriters of the offering. The action was filed in the United States District Court for the Southern District of New York alleging inaccurate and misleading or omitted statements of material fact in Coupang's Registration Statement in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The action was amended on May 22, 2023, and added allegations of securities fraud under Sections 10 and 20 of the Securities Exchange Act of 1934. The action seeks unspecified compensatory damages, attorneys’ fees, and reasonable costs and expenses. We believe the action is without merit and intend to vigorously defend against it. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time. Accordingly, we can provide no assurance as to the scope and outcome of this matter and no assurance as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected.
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

Coupang, Inc.	Q2 2023 Form 10-Q	14

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
Overview
We are a leading retailer in Korea with operations in the United States, Taiwan, Singapore and China. We believe that we are the preeminent online destination in the market because of our broad selection, low prices, and exceptional delivery and customer experience across our owned inventory selection as well as products offered by third-party merchants. Our unique end-to-end integrated fulfillment, logistics, and technology network enables Rocket Delivery, which provides free, next-day delivery for orders placed anytime of the day, even seconds before midnight—across millions of products. Our structural advantages from complete end-to-end integration, investments in technology, and scale economies generate higher efficiencies that allow us to pass savings to customers in the form of lower prices. The capabilities we have built provide us with opportunities to expand into other offerings and geographies.
Our segments reflect the way we evaluate our business performance and manage operations. See Note 3 — "Segment Reporting" to the condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Product Commerce primarily includes core retail (owned inventory) and marketplace offerings (third-party merchants) and Rocket Fresh, our fresh grocery offering, as well as advertising products associated with these offerings. Revenues from Product Commerce are derived primarily from online product sales of owned inventory to customers in Korea, commissions, logistics and fulfillment fees earned from merchants that sell products through our mobile application and website, and from Rocket WOW membership.
Developing Offerings primarily includes more nascent offerings and services, including Coupang Eats, our restaurant ordering and delivery service, Coupang Play, our online content streaming service, fintech, our retail operations in Taiwan, as well as advertising products associated with these offerings. Revenues from Developing Offerings are primarily generated from online restaurant ordering and delivery services provided on our mobile applications and websites.

Coupang, Inc.	Q2 2023 Form 10-Q	15

Key Financial and Operating Highlights:

(in thousands)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
Total net revenues	$5,837,889	$5,037,821	16%	$11,638,419	$10,154,507	15%
Total net revenues, constant currency(1)	$6,083,419	$5,667,005	21%	$12,223,956	$11,201,183	20%
Gross profit(2)	$1,523,788	$1,153,793	32%	$2,943,715	$2,197,199	34%
Net income (loss)	$145,192	$(75,491)	NM(3)	$236,047	$(284,785)	NM(3)
Net income (loss) margin	2.5%	(1.5)%		2.0%	(2.8)%
Adjusted EBITDA(1)	$300,224	$66,172	NM(3)	$541,143	$(24,700)	NM(3)
Adjusted EBITDA margin(1)	5.1%	1.3%		4.6%	(0.2)%
Net cash provided by (used in) operating activities	$819,751	$(18,262)	NM(3)	$1,321,054	$(73,201)	NM(3)
Free cash flow(1)	$449,898	$(195,465)	NM(3)	$856,644	$(485,065)	NM(3)
Segment adjusted EBITDA:
Product Commerce	$407,597	$97,840	NM(3)	$695,967	$100,717	NM(3)
Developing Offerings	$(107,373)	$(31,668)	239%	$(154,824)	$(125,417)	23%

	Trailing Twelve Months Ended June 30,		% Change
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$1,959,694	$(331,313)	NM(3)
Free cash flow(1)	$1,096,068	$(1,099,605)	NM(3)
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
(3)Non-meaningful
Key Business Metrics and Non-GAAP Financial Measures
Key Business Metrics

	Three Months Ended
(in thousands, except net revenues per Active Customer)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Active Customers	19,713	19,010	18,115	17,992	17,885
Total net revenues per Active Customer	$296	$305	$294	$284	$282
Active Customers
As of the last date of each reported period, we determine our number of Active Customers by counting the total number of individual customers who have ordered at least once directly from our apps or websites in Korea during the relevant period. A customer is anyone who has created an account on our apps or websites, identified by a unique email address. The change in Active Customers in a reported period captures both the inflow of new customers as well as the outflow of existing customers who have not made a purchase in the period. We view the number of Active Customers as a key indicator of our potential for growth in total net revenues, the reach of our network, the awareness of our brand, and the engagement of our customers.
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

Coupang, Inc.	Q2 2023 Form 10-Q	16

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

• Provides information to management to evaluate and assess our performance and allocate internal resources.
• We believe Adjusted EBITDA and Adjusted EBITDA Margin are frequently used by investors and other interested parties in evaluating companies in the retail industry for period-to-period comparisons as they remove the impact of certain items that are not representative of our ongoing business, such as material non-cash items and certain variable charges.
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
Constant Currency Revenue Growth	• Constant currency revenue growth (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.

Coupang, Inc.	Q2 2023 Form 10-Q	17

The following tables present the reconciliations from each U.S. GAAP measure to its corresponding non-GAAP measure for the periods noted:
Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing Twelve Months Ended June 30,
(in thousands)	2023	2022	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$819,751	$(18,262)	$1,321,054	$(73,201)	$1,959,694	$(331,313)
Adjustments:
Purchases of land and buildings	(271,286)	(25,563)	(298,611)	(48,492)	(476,706)	(134,391)
Purchases of equipment	(105,116)	(155,205)	(173,012)	(371,182)	(399,505)	(643,450)
Total purchases of property and equipment	(376,402)	(180,768)	(471,623)	(419,674)	(876,211)	(777,841)
Proceeds from sale of property and equipment	6,549	3,565	7,213	7,810	12,585	9,549
Total adjustments	$(369,853)	$(177,203)	$(464,410)	$(411,864)	$(863,626)	$(768,292)
Free cash flow	$449,898	$(195,465)	$856,644	$(485,065)	$1,096,068	$(1,099,605)
Net cash used in investing activities	$(429,388)	$(180,670)	$(512,120)	$(429,698)	$(930,676)	$(799,642)
Net cash provided by financing activities	$250,561	$(117,914)	$328,680	$80,668	$495,364	$101,160
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Total net revenues	$5,837,889	$5,037,821	$11,638,419	$10,154,507

Net income (loss)	145,192	(75,491)	236,047	(284,785)
Net income (loss) margin	2.5%	(1.5)%	2.0%	(2.8)%
Adjustments:
Depreciation and amortization	66,178	60,399	130,423	119,639
Interest expense	12,813	6,143	21,091	13,511
Interest income	(41,630)	(7,364)	(73,491)	(10,898)
Income tax expense	26,026	340	58,990	585
Other expense (income), net	5,241	9,229	11,780	8,739
Equity-based compensation	86,404	72,916	156,303	128,509
Adjusted EBITDA	$300,224	$66,172	$541,143	$(24,700)
Adjusted EBITDA margin	5.1%	1.3%	4.6%	(0.2)%

Coupang, Inc.	Q2 2023 Form 10-Q	18

Constant Currency Revenue and Constant Currency Revenue Growth

	Three Months Ended June 30,						Year over Year Growth
	2023			2022
(in thousands)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$5,140,346	$215,384	$5,355,730	$4,481,165	$559,765	$5,040,930	15%	20%
Net other revenue	697,543	30,146	727,689	556,656	69,419	626,075	25%	31%
Total net revenues	$5,837,889	$245,530	$6,083,419	$5,037,821	$629,184	$5,667,005	16%	21%

Net Revenues by Segment
Product Commerce	$5,681,590	$238,847	$5,920,437	$4,877,531	$608,782	$5,486,313	16%	21%
Developing Offerings	156,299	6,683	162,982	160,290	20,402	180,692	(2)%	2%
Total net revenues	$5,837,889	$245,530	$6,083,419	$5,037,821	$629,184	$5,667,005	16%	21%

	Six Months Ended June 30,						Year over Year Growth
	2023			2022
(in thousands)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$10,345,146	$520,471	$10,865,617	$9,037,272	$931,517	$9,968,789	14%	20%
Net other revenue	1,293,273	65,066	1,358,339	1,117,235	115,159	1,232,394	16%	22%
Total net revenues	$11,638,419	$585,537	$12,223,956	$10,154,507	$1,046,676	$11,201,183	15%	20%

Net Revenues by Segment
Product Commerce	$11,339,939	$570,520	$11,910,459	$9,813,584	$1,011,535	$10,825,119	16%	21%
Developing Offerings	298,480	15,017	313,497	340,923	35,141	376,064	(12)%	(8)%
Total net revenues	$11,638,419	$585,537	$12,223,956	$10,154,507	$1,046,676	$11,201,183	15%	20%

Coupang, Inc.	Q2 2023 Form 10-Q	19

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Net retail sales	$5,140,346	$4,481,165	15%	$10,345,146	$9,037,272	14%
Net other revenue	697,543	556,656	25%	1,293,273	1,117,235	16%
Total net revenues	5,837,889	5,037,821	16%	11,638,419	10,154,507	15%

Cost of sales	4,314,101	3,884,028	11%	8,694,704	7,957,308	9%
Operating, general and administrative	1,376,146	1,220,936	13%	2,689,298	2,470,047	9%
Total operating cost and expenses	5,690,247	5,104,964	11%	11,384,002	10,427,355	9%

Operating income (loss)	147,642	(67,143)	NM(1)	254,417	(272,848)	NM(1)
Interest income	41,630	7,364	NM(1)	73,491	10,898	NM(1)
Interest expense	(12,813)	(6,143)	109%	(21,091)	(13,511)	56%
Other expense, net	(5,241)	(9,229)	(43)%	(11,780)	(8,739)	35%
Income (loss) before income taxes	171,218	(75,151)	NM(1)	295,037	(284,200)	NM(1)
Income tax expense	26,026	340	NM(1)	58,990	585	NM(1)
Net income (loss)	$145,192	$(75,491)	NM(1)	$236,047	$(284,785)	NM(1)
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
Fulfillment and Logistics by Coupang (“FLC”)
FLC is a Product Commerce offering that enables participating merchants to leverage our end-to-end integrated logistics and fulfillment network. The previous contract terms with FLC merchants resulted in the transfer of control of the merchants’ products to us and Coupang is the seller of record in these transactions, whereby revenue is recorded on a gross basis (principal). In the second quarter of 2023, we changed the FLC program and related contracts with merchants, streamlining the overall process for merchants and us. As a result of these changes, control of these products is no longer transferred to the Company prior to sales. The change impacted how we recognize a portion of our revenue, from a gross basis (principal) to a net basis (agent). As of the end of the second quarter, the previous contract terms had expired. This will continue to result in a prospective reduction in total net revenues associated with FLC, with no significant corresponding impact on gross profit expected.

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(in thousands)	2023	2022	As Reported	Constant Currency	2023	2022	As Reported	Constant Currency
Net retail sales	$5,140,346	$4,481,165	15%	20%	$10,345,146	$9,037,272	14%	20%
Net other revenue	697,543	556,656	25%	31%	1,293,273	1,117,235	16%	22%
Total net revenues	$5,837,889	$5,037,821	16%	21%	$11,638,419	$10,154,507	15%	20%
Net retail sales represent the majority of our total net revenues which we earn from online product sales of our owned inventory to customers. Net other revenue includes revenue from commissions, and logistics and fulfillment fees earned from merchants that sell their products through our apps or websites. We are not the merchant of record in these transactions, nor do we take possession of the related inventory. From the second quarter of 2023, net other revenue also includes commissions and logistics and fulfillment fees earned from FLC merchants under the new contracts.

Coupang, Inc.	Q2 2023 Form 10-Q	20

Net other revenue also includes consideration from online restaurant ordering and delivery services performed by us, as well as advertising services provided on our apps or websites. We also earn subscription revenue from memberships to our Rocket WOW membership program, which is also included in net other revenue.
The following table presents our total net revenues by segment.

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(in thousands)	2023	2022	As Reported	Constant Currency	2023	2022	As Reported	Constant Currency
Product Commerce	$5,681,590	$4,877,531	16%	21%	$11,339,939	$9,813,584	16%	21%
Developing Offerings	156,299	160,290	(2)%	2%	298,480	340,923	(12)%	(8)%
Total net revenues	$5,837,889	$5,037,821	16%	21%	$11,638,419	$10,154,507	15%	20%
The increases in Product Commerce for the three and six months ended June 30, 2023 are primarily due to continued year over year growth in our Active Customers and total net revenues per Active Customer, driven by increased product selection of our owned inventory, increased customer engagement across more product categories, and increased merchants available on our marketplace. This was partially offset by the net revenue impact of our transition of FLC merchants to new contracts now recognized on a net basis, and unfavorable changes in foreign exchange rates.
For the three months ended June 30, 2023, Developing Offerings was largely unchanged. The decrease for the six months ended June 30, 2023 is the result of a decrease in Active Customers and transaction volume in our Eats offering, combined with unfavorable changes in foreign exchange rates, partially offset by an increase in the average spend from those customers.
Cost of Sales
Cost of sales primarily consists of the purchase price of products sold directly to customers where we record revenue gross, and includes logistics costs. Inbound shipping and handling costs to receive products from suppliers are included in inventory and recognized in cost of sales as products are sold. Additionally, cost of sales includes outbound shipping and logistics related expenses, delivery costs from our restaurant delivery business, and depreciation and amortization expense.
The increases for the three and six months ended June 30, 2023 primarily reflect higher volume from increased sales and customer demand. Cost of sales as a percentage of revenue decreased from 77.1% and 78.4% for the three and six months ended June 30, 2022 to 73.9% and 74.7% for the three and six months ended June 30, 2023, primarily due to further operational efficiencies, continued supply chain optimization, and an increased percentage of revenues earned from higher margin revenue categories and offerings, including the enhanced FLC program.
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
The increases for the three and six months ended June 30, 2023 primarily reflect slightly higher advertising expenses, reflecting growth in revenues and a return to pre-COVID levels, and increases in fulfillment costs due to growth in our business. These expenses as a percentage of revenue decreased from 24.2% and 24.3% for the three and six months ended June 30, 2022 to 23.6% and 23.1% for the three and six months ended June 30, 2023 primarily due to improved operating efficiencies and operating leverage.
Interest Income
Interest income primarily consists of interest earned on our deposits held with financial institutions.
Interest income for the three and six months ended June 30, 2023 increased $34 million and $63 million, respectively, compared to the prior year periods. The increase in interest income was primarily due to higher interest rates in 2023 combined with our higher average cash balances.
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

Coupang, Inc.	Q2 2023 Form 10-Q	21

can vary based on the amount of pre-tax income or loss. Beginning in 2022, the Tax Cuts and Jobs Act, as currently enacted, requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which is expected to increase the amount of our global intangible low-taxed income (GILTI) inclusion.
Our effective income tax rate for the three and six months ended June 30, 2023 was 15.2% and 20.0%, respectively, compared with (0.5%) and (0.2%) for the prior year periods. The increase for the periods reflects the strong operating results and taxable income for the current and projected period in 2023, compared to the prior periods that generated minimal taxable income. Our effective tax rate differs from the federal statutory rate due to valuation allowances, net operating losses and tax credits used for the periods, partially offset by the mix of our income (loss) before income taxes generated across the various jurisdictions in which we operate, including the impact of international provisions of the Tax Cuts and Jobs Act and permanent differences from non-deductible expenses.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Product Commerce	$407,597	$97,840	NM(1)	$695,967	$100,717	NM(1)
Developing Offerings	(107,373)	(31,668)	239%	(154,824)	(125,417)	23%
Consolidated adjusted EBITDA	$300,224	$66,172	NM(1)	$541,143	$(24,700)	NM(1)
(1)Non-meaningful
The improvement for the three and six months ended June 30, 2023 in Product Commerce segment adjusted EBITDA was primarily due to an increase in net revenues, further operational efficiencies, improved margins from supply chain optimization, an increased percentage of revenues earned from higher margin revenue categories, and improved operating leverage.
The increased loss for the three and six months ended June 30, 2023 in Developing Offerings adjusted EBITDA was the result of the continued investments in our Eats and Taiwan offerings, and higher content costs for our Coupang Play offering. These losses were partially offset by lower delivery costs associated with Coupang Eats.
Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our primary sources of liquidity are cash on hand, supplemented through various debt financing arrangements and sales of our equity securities. We had total cash, cash equivalents and restricted cash of $4.7 billion as of June 30, 2023, of which $3.0 billion was held by our foreign subsidiaries and may not be freely transferable to the U.S due to local laws or other restrictions. Additionally, we have $1.1 billion available under our 2022 and 2021 revolving credit facilities as described below.
The ability of certain subsidiaries to transfer funds or pay dividends to Coupang, Inc. is also restricted due to terms which require the subsidiaries to meet certain financial covenants, including requirements to maintain a positive net equity balance or having current period income.
As of June 30, 2023 and December 31, 2022, we had stockholders’ equity of $2.8 billion and $2.4 billion, respectively. We may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, particularly with respect to our Developing Offerings segment, which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and continuation to expand services, we plan to build new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next three years. These contracts have remaining capital expenditures commitments of $160 million as of June 30, 2023. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.

Coupang, Inc.	Q2 2023 Form 10-Q	22

Changes in our cash flows were as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Net cash provided by (used in) operating activities	$1,321,054	$(73,201)	$1,394,255
Net cash used in investing activities	(512,120)	(429,698)	(82,422)
Net cash provided by financing activities	328,680	80,668	248,012
Operating Activities

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Net income (loss)	$236,047	$(284,785)	$520,832
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating	611,288	554,891	56,397
Change in operating assets and liabilities	473,719	(343,307)	817,026
Net cash provided by (used in) operating activities	$1,321,054	$(73,201)	$1,394,255
The year-over-year change in operating cash flow was primarily driven by a $521 million decrease in net loss, which resulted in net income for the current period. Additionally, benefiting the improvement in cash used in operating activities were the changes in operating assets and liabilities, including $155 million from other assets primarily as a result of a reduction in advances made to certain large, multi-national suppliers, a decrease in inventories of $203 million primarily from the implementation of the new FLC program combined with improved inventory management, and an increase in accounts payable of $388 million primarily as a result of improved payment terms, primarily with certain large, multi-national suppliers, partially offset by a reduction in payables from the FLC changes.
Investing Activities
The increase in cash outflow was mainly driven by a $52 million increase in purchases of property and equipment, primarily related to investments made in the current year in our fulfillment and logistics infrastructure, including purchases of buildings, land and equipment.
Financing Activities
The increase in cash inflow was primarily driven by a $296 million decrease in repayments of debt and short-term borrowings due to the timing of maturities, partially offset by a $84 million decrease in proceeds from debt and short-term borrowings.
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
We have a two-year revolving facility agreement (the “2022 revolving credit facility”) with a borrowing limit of $122 million that bears interest at the average of 91-days CD interest rate plus 2.30%. The revolving facility is secured by certain of our inventories. As of June 30, 2023, there was no balance outstanding on the 2022 revolving credit facility.

Coupang, Inc.	Q2 2023 Form 10-Q	23

We have a three-year $1.0 billion unsecured credit facility (the “2021 revolving credit facility”). Our 2021 revolving credit facility was amended in accordance with the agreement to provide for the replacement of the London Inter-bank offered rate (“LIBOR”) with an alternative benchmark rate. Effective July 1, 2023, the facility replaced the LIBOR rate with the Secured Overnight Funding Rate (“SOFR”). Borrowings under the 2021 revolving credit facility will bear interest, at our option, at a rate per annum equal to (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted Term SOFR rate for a one-month interest period plus 1.00% or (ii) an adjusted Term SOFR plus a margin equal to 1.00%. No borrowings have been made under the facility.
In April 2023, we entered into a new one-year credit loan facility to borrow $61 million for general operating purposes. The loan bears interest at the average of 91-day CD interest rate plus 4.40%.
In April 2023, we entered into a new three-year term loan facility agreement to borrow $175 million to finance the purchase of a fulfillment center and land. We pledged up to $209 million of certain land and buildings as collateral. The loan bears interest at a fixed rate of 6.76%.
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

Coupang, Inc.	Q2 2023 Form 10-Q	24

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
Interest Rate Risk
As of June 30, 2023, we had cash, cash equivalents, and restricted cash of $4.7 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from our undrawn revolving credit facilities. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to structure a reasonable balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates. As of June 30, 2023, there was no balances outstanding on our revolving credit facilities. Any future borrowings incurred under the 2021 and 2022 revolving credit facilities would accrue interest at rates subject to current market conditions.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of approximately $533 million and $1.0 billion and an immaterial impact in net income (loss) for the three and six months ended June 30, 2023, respectively.
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

Coupang, Inc.	Q2 2023 Form 10-Q	25

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Coupang, Inc.	Q2 2023 Form 10-Q	26

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
c) Trading Plans
During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Coupang, Inc.	Q2 2023 Form 10-Q	27

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40115	3.1	November 12, 2021
3.2	Bylaws of the Registrant.		10-Q	001-40115	3.2	November 12, 2021
10.1+	Non-Employee Director Compensation Policy	X
10.2
Fourth Amendment to Revolving Credit and Guaranty Agreement, dated as of June 29, 2023, among the Registrant, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A.
X
31.1	Chief Executive Officer Section 302 Certification	X
31.2	Chief Financial Officer Section 302 Certification	X
32.1*	Chief Executive Officer Section 906 Certification	X
32.2*	Chief Financial Officer Section 906 Certification	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan
*	Indicates furnished exhibit

Coupang, Inc.	Q2 2023 Form 10-Q	28

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Jonathan Lee
Jonathan Lee
Chief Accounting Officer (Principal Accounting Officer)

Dated: August 9, 2023

Coupang, Inc.	Q2 2023 Form 10-Q	29