Form 10-Q
period 2023-09-30
Coupang, Inc.
filed 2023-11-08
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2023, there were 1,612,984,509 shares of the registrant’s Class A common stock and 174,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2023

Coupang, Inc.	Q3 2023 Form 10-Q	1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, or may be impacted by, the following:
•our expectations regarding our future operating and financial performance including our ability to achieve, maintain and increase long-term future profitability;
•our expectations regarding fluctuations in our tax obligations and effective tax rate in future periods;
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
•the impact of world events, such as natural disasters, acts of war or geopolitical conflicts, terrorism or disease outbreaks;
•the effects of global macroeconomic conditions including inflationary pressures, a general economic slowdown or recession, interest rate fluctuations and changes in monetary policy;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part 1, Item 1A, under the caption “Risk Factors,” of our 2022 Form 10-K and elsewhere in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. While we believe such information provides a

Coupang, Inc.	Q3 2023 Form 10-Q	2

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

Coupang, Inc.	Q3 2023 Form 10-Q	3

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net retail sales	$5,314,683	$4,540,393	$15,659,829	$13,577,665
Net other revenue	868,872	560,941	2,162,145	1,678,176
Total net revenues	6,183,555	5,101,334	17,821,974	15,255,841

Cost of sales	4,617,768	3,867,446	13,312,472	11,824,754
Operating, general and administrative	1,478,303	1,156,468	4,167,601	3,626,515
Total operating cost and expenses	6,096,071	5,023,914	17,480,073	15,451,269

Operating income (loss)	87,484	77,420	341,901	(195,428)

Interest income	50,237	15,403	123,728	26,301
Interest expense	(13,295)	(6,485)	(34,386)	(19,996)
Other (expense) income, net	(7,776)	11,224	(19,556)	2,485
Income (loss) before income taxes	116,650	97,562	411,687	(186,638)

Income tax expense	25,350	6,883	84,340	7,468

Net income (loss)	$91,300	$90,679	$327,347	$(194,106)

Net income (loss) attributable to Class A and Class B common stockholders per share:
Basic and diluted	$0.05	$0.05	$0.18	$(0.11)
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	1,784,363	1,767,275	1,779,606	1,762,465
Diluted	1,808,311	1,790,941	1,801,006	1,762,465
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2023 Form 10-Q	4

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income (loss)	$91,300	$90,679	$327,347	$(194,106)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(25,552)	(52,758)	(53,232)	(54,717)
Actuarial gain (loss) on defined severance benefits, net of tax	1,253	243	(7,575)	38,250
Total other comprehensive loss	(24,299)	(52,515)	(60,807)	(16,467)
Comprehensive income (loss)	$67,001	$38,164	$266,540	$(210,573)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2023 Form 10-Q	5

COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except par value)	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$4,857,920	$3,509,334
Restricted cash	400,255	176,316
Accounts receivable, net	285,081	184,463
Inventories	1,640,567	1,656,851
Prepaids and other current assets	245,868	303,166
Total current assets	7,429,691	5,830,130

Long-term restricted cash	2,435	1,624
Property and equipment, net	2,200,638	1,819,945
Operating lease right-of-use assets	1,484,273	1,405,248
Long-term lease deposits and other	445,732	455,956
Total assets	$11,562,769	$9,512,903

Liabilities and stockholders' equity
Accounts payable	$4,616,045	$3,622,332
Accrued expenses	311,886	298,869
Deferred revenue	85,529	92,361
Short-term borrowings	232,094	175,403
Current portion of long-term debt	382,430	128,936
Current portion of long-term operating lease obligations	351,025	325,924
Other current liabilities	526,765	418,681
Total current liabilities	6,505,774	5,062,506

Long-term debt	527,711	537,880
Long-term operating lease obligations	1,295,117	1,233,680
Defined severance benefits and other	305,790	264,924
Total liabilities	8,634,392	7,098,990

Contingencies (Note 11)
Stockholders' equity
Class A common stock, $0.0001 par value, 10,000,000 shares authorized, 1,611,084 and 1,597,804 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; Class B common stock, $0.0001 par value, 250,000 shares authorized, 174,803 shares issued and outstanding as of September 30, 2023 and December 31, 2022	179	177
Additional paid-in capital	8,401,998	8,154,076
Accumulated other comprehensive (loss) income	(58,588)	2,219
Accumulated deficit	(5,415,212)	(5,742,559)
Total stockholders' equity	2,928,377	2,413,913
Total liabilities and stockholders' equity	$11,562,769	$9,512,903
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2023 Form 10-Q	6

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Total stockholders' equity, as of beginning of period	$2,775,477	$2,068,096	$2,413,913	$2,175,957

Class A and Class B common stock
Balance at beginning of period	178	177	177	175
Issuance of common stock upon exercise of stock options	—	—	—	2
Issuance of common stock upon settlement of restricted stock units	1	—	2	—
Balance at end of period	179	177	179	177

Additional paid-in capital
Balance at beginning of period	8,316,100	8,014,912	8,154,076	7,874,038
Net issuance of common stock upon exercise of stock options	2,104	2,631	7,825	14,996
Issuance of common stock upon settlement of restricted stock units	(1)	—	(1)	—
Equity-based compensation	83,795	63,075	240,098	191,584
Balance at end of period	8,401,998	8,080,618	8,401,998	8,080,618

Accumulated other comprehensive (loss) income
Balance at beginning of period	(34,289)	(11,691)	2,219	(47,739)
Foreign currency translation adjustments, net of tax	(25,552)	(52,758)	(53,232)	(54,717)
Actuarial gain (loss) on defined severance benefits, net of tax	1,253	243	(7,575)	38,250
Balance at end of period	(58,588)	(64,206)	(58,588)	(64,206)

Accumulated deficit
Balance at beginning of period	(5,506,512)	(5,935,302)	(5,742,559)	(5,650,517)
Net income (loss)	91,300	90,679	327,347	(194,106)
Balance at end of period	(5,415,212)	(5,844,623)	(5,415,212)	(5,844,623)

Total stockholders' equity, as of end of period	$2,928,377	$2,171,966	$2,928,377	$2,171,966

Class A and Class B common stock
Shares at beginning of period	1,781,269	1,765,117	1,772,607	1,754,203
Net issuance of common stock upon exercise of stock options	914	1,204	3,511	7,382
Issuance of common stock upon settlement of restricted stock units	3,704	2,622	9,769	7,358
Shares at end of period	1,785,887	1,768,943	1,785,887	1,768,943
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2023 Form 10-Q	7

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating activities
Net income (loss)	$327,347	$(194,106)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	197,816	174,063
Provision for severance benefits	117,243	124,056
Equity-based compensation	240,098	191,584
Non-cash operating lease expense	247,938	231,333
Other	99,594	56,536
Change in operating assets and liabilities:
Accounts receivable, net	(114,032)	(39,325)
Inventories	(86,692)	(288,761)
Other assets	(65,268)	(273,554)
Accounts payable	1,235,365	163,508
Accrued expenses	15,400	(6,359)
Other liabilities	(172,116)	(154,012)
Net cash provided by (used in) operating activities	2,042,693	(15,037)

Investing activities
Purchases of property and equipment	(662,273)	(703,074)
Proceeds from sale of property and equipment	12,461	10,600
Other investing activities	(13,898)	(25,979)
Net cash used in investing activities	(663,710)	(718,453)

Financing activities
Proceeds from issuance of common stock, equity-based compensation plan	7,826	14,998
Proceeds from short-term borrowings and long-term debt	416,508	543,185
Repayment of short-term borrowings and long-term debt	(63,654)	(337,071)
Net short-term borrowings and other financing activities	1,222	5,377
Net cash provided by financing activities	361,902	226,489
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(167,549)	(243,132)
Net increase (decrease) in cash and cash equivalents, and restricted cash	1,573,336	(750,133)
Cash and cash equivalents, and restricted cash, as of beginning of period	3,687,274	3,810,347
Cash and cash equivalents, and restricted cash, as of end of period	$5,260,610	$3,060,214
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2023 Form 10-Q	8

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
Recent Accounting Pronouncements Adopted
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Supplier Finance Programs (Subtopic 405-50) - Disclosure of Supplier Finance Program Obligations.” The standard requires entities that use supplier finance programs to make disclosures about the key terms of the program, the balance sheet presentation of the related amounts and disclose the amounts outstanding, including providing a rollforward of such amounts. The adoption of the ASU in the first quarter resulted in incremental disclosures in our condensed consolidated financial statements, with the exception of the rollforward disclosure which will be effective prospectively for fiscal years beginning after December 15, 2023.
2.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net retail sales	$5,314,683	$4,540,393	$15,659,829	$13,577,665
Third-party merchant services	708,508	447,868	1,732,240	1,414,768
Other revenue	160,364	113,073	429,905	263,408
Total net revenues	$6,183,555	$5,101,334	$17,821,974	$15,255,841
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
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in deferred revenue on the condensed consolidated balance sheets. We recognized revenue of $89 million and $82 million for the nine months ended September 30, 2023 and 2022, respectively, primarily related to payments in advance of delivery which were included in deferred revenue on the consolidated balance sheets as of the beginning of the respective years.
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
Product Commerce primarily includes core Korean retail (owned inventory) and marketplace offerings (third-party merchants) and Rocket Fresh, our fresh grocery category offering, as well as advertising products associated with these offerings. Revenues from Product Commerce are derived primarily from online product sales of owned inventory to customers in Korea, commissions, and

Coupang, Inc.	Q3 2023 Form 10-Q	9

logistics and fulfillment fees earned from merchants that sell products through our mobile application and website, and from Rocket WOW membership.
Developing Offerings primarily includes more nascent offerings and services, including Coupang Eats, our restaurant ordering and delivery service in Korea, Coupang Play, our online content streaming service in Korea, fintech, our retail operations in Taiwan, as well as advertising products associated with these offerings. Revenues from Developing Offerings are primarily generated from online restaurant ordering and delivery services in Korea and retail operations in Taiwan.
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
Results of operations for the reportable segments and reconciliation to income (loss) before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net revenues
Product Commerce	$5,966,027	$4,947,174	$17,305,966	$14,760,758
Developing Offerings	217,528	154,160	516,008	495,083
Total net revenues	$6,183,555	$5,101,334	$17,821,974	$15,255,841
Segment adjusted EBITDA
Product Commerce	$399,494	$239,222	$1,095,461	$339,939
Developing Offerings	(160,822)	(44,303)	(315,646)	(169,720)
Total segment adjusted EBITDA	$238,672	$194,919	$779,815	$170,219
Reconciling items:
Depreciation and amortization	$(67,393)	$(54,424)	$(197,816)	$(174,063)
Equity-based compensation	(83,795)	(63,075)	(240,098)	(191,584)
Interest expense	(13,295)	(6,485)	(34,386)	(19,996)
Interest income	50,237	15,403	123,728	26,301
Other (expense) income, net	(7,776)	11,224	(19,556)	2,485
Income (loss) before income taxes	$116,650	$97,562	$411,687	$(186,638)
4.    Equity-based Compensation Plans
Restricted Stock Units (“RSU”s)
RSU activity for the nine months ended September 30, 2023 is as follows:

	Outstanding RSUs
(in thousands, except unit price)	Number of RSUs	Weighted Average Grant- Date Fair Value
December 31, 2022	35,178	$19.29
Granted	23,760	$16.36
Vested	(9,769)	$20.19
Forfeited / cancelled	(3,728)	$20.41
September 30, 2023	45,441	$17.47

Coupang, Inc.	Q3 2023 Form 10-Q	10

Equity-based Compensation Expense
The following table presents the effects of equity-based compensation in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of sales	$3,567	$3,996	$10,482	$11,868
Operating, general and administrative	80,228	59,079	229,616	179,716
Total	$83,795	$63,075	$240,098	$191,584
5.    Defined Severance Benefits
The following table provides the components of net periodic benefit costs and the portion of these costs charged to expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Current service costs	$36,183	$33,066	$103,935	$109,722
Interest cost	3,749	2,446	10,422	5,777
Amortization of:
Prior service credit	817	810	2,473	2,582
Net actuarial loss	392	298	413	5,975
Net periodic benefit cost	$41,141	$36,620	$117,243	$124,056
6.    Income Taxes
Our tax provision from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. No income tax benefit was accrued for jurisdictions where we anticipate incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance. Our resulting effective tax rate differs from the applicable statutory rate, primarily due to the valuation allowance against its deferred tax assets, tax credits, the inclusion of the global intangible low-taxed income (GILTI) provisions and other permanent differences.
Given our current income and anticipated future income, we believe that there is a reasonable possibility that sufficient positive evidence may become available in future periods to allow us to reach a conclusion that the Korea valuation allowances will no longer be needed, which would result in the recognition of material net deferred tax assets and a corresponding material benefit to our tax provision. The timing and amount of any Korea valuation allowances being released are subject to change on the basis of the level of sustained income that we are able to achieve, and macroeconomic conditions, among various other factors.
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

Coupang, Inc.	Q3 2023 Form 10-Q	11

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss)	$91,300	$90,679	$327,347	$(194,106)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	1,784,363	1,767,275	1,779,606	1,762,465
Dilutive effect of equity compensation awards	23,948	23,666	21,400	—
Diluted	1,808,311	1,790,941	1,801,006	1,762,465

Net income (loss) attributable to Class A and Class B common stockholders per share:
Basic	$0.05	$0.05	$0.18	$(0.11)
Diluted	$0.05	$0.05	$0.18	$(0.11)

Anti-dilutive shares (rounded)	2,000	6,000	4,000	25,000
8.    Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP established a hierarchy framework to classify the fair value measurement into one of the three levels based on the observability of significant inputs to the measurement.
The following table summarizes our financial assets and financial liabilities that are measured at fair value on a recurring basis:

(in thousands)	Classification	Measurement Level	September 30, 2023	December 31, 2022
Financial assets
Cash deposits(1)	Cash and cash equivalents	Level 1	$4,857,920	$3,509,334
Cash and time deposits	Restricted cash	Level 1	$320,341	$99,730
Money market trust	Restricted cash	Level 1	$79,914	$76,586
Time deposits	Other current assets	Level 1	$35,321	$17,754
Cash and time deposits	Long-term restricted cash	Level 1	$2,435	$1,624
(1)Cash deposits includes bank deposits, money market trusts and time deposits. The carrying value approximates fair value because maturities are less than three months.
9.    Supplemental Financial Information
Supplemental Disclosure of Cash flow Information

	Nine Months Ended September 30,
(in thousands)	2023	2022
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$49,191	$2,851
Cash paid for interest	$20,418	$17,142
Cash paid for the amount used to measure the operating lease liabilities	$325,381	$273,485
Operating lease assets obtained in exchange for lease obligations	$321,476	$355,149
Net increase to operating lease right-of-use assets resulting from remeasurements of lease obligations	$76,823	$4,637
Non-cash investing and financing activities
Increase (decrease) in property and equipment-related accounts payable	$13,585	$(72,052)

Coupang, Inc.	Q3 2023 Form 10-Q	12

Supplier Financing Arrangements
We have agreements with third-party financial institutions to facilitate participating vendors’ and suppliers’ ability to settle payment obligations from us to designated third-party financial institutions. Participating vendors and suppliers may, at their sole discretion, settle obligations prior to their scheduled due dates at a discounted price to the participating financial institutions. The invoices that have been confirmed as valid under the program require payment, in full, based on the original standard invoice terms. Confirmed invoices owed to financial institutions under these programs are included within accounts payable and were $431 million and $337 million as of September 30, 2023 and December 31, 2022, respectively. Coupang or the financial institutions may terminate the agreement upon given notice.
Fulfillment Center Fire
In June 2021, a fire extensively damaged our Deokpyeong fulfillment center (“FC Fire”) resulting in a loss of the inventory, building, equipment, and other assets at the site.
While we are insured on property losses from the FC Fire, investigations surrounding the fire continue. In September 2023 we received an additional refundable insurance cash advance payment of $59 million. We previously received a refundable cash advance payment in December 2022. We have recorded these refundable advances within other current liabilities when received and have not recognized any insurance benefit in our consolidated statements of operations to date. Whether and to what extent the advances will become non-refundable or additional proceeds will be received is currently unknown.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on our defined severance benefits. As of September 30, 2023 and December 31, 2022, the ending balance in accumulated other comprehensive (loss) income related to foreign currency translation adjustments was $(8) million and $45 million, respectively, and the amount related to actuarial losses on defined severance benefits was $(51) million and $(43) million, respectively.
10.    Short-term Borrowings and Long-term Debt
Our short-term borrowings generally include lines of credit and term loan facilities with financial institutions to be utilized for general operating purposes.
In April 2023, we entered into a new one-year $59 million credit loan facility for general operating purposes. The loan bears interest at the average of 91-day CD interest rate plus 4.40%.
In September 2023, we modified our existing one-year term syndicated loan agreement and extended the maturity date to September 2024. The remaining $67 million outstanding bears interest at a rate of 5.56%.
Our long-term debt generally includes revolving credit facilities and various loan agreements for general operating purposes, and term loan facilities. As of September 30, 2023 and December 31, 2022, there were $910 million and $667 million, respectively, of loans outstanding under these agreements, net of unamortized discounts.
In April 2023, we entered into a new three-year $171 million term loan facility agreement to finance the purchase of a fulfillment center and land. We pledged up to $205 million of certain land and buildings as collateral. The loan bears interest at a fixed rate of 6.76%.
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
Our debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rate for similar types of borrowing arrangements. The carrying amount of debt approximates its fair value as of September 30, 2023 and December 31, 2022 due primarily to the interest rates approximating market interest rates.
We were in compliance with the covenants for each of our borrowings and debt agreements as of September 30, 2023.

Coupang, Inc.	Q3 2023 Form 10-Q	13

11.    Contingencies
Legal Matters
From time to time, we may become party to claims, investigations, proceedings, and other litigation, in the ordinary course of business. We assess the likelihood of any adverse judgments or outcomes with respect to these matters and determine loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, we consider other relevant factors that could impact our ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. Our reserves may change in the future due to new developments or changes in strategy in handling these matters. Although the results of these matters cannot be predicted with certainty, we currently believe that the final outcome of currently pending legal matters will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Litigation
On August 26, 2022, a putative class action was filed on behalf of all purchasers of Coupang Class A common stock pursuant and/or traceable to Coupang’s registration statement issued in connection with our initial public offering. Choi v. Coupang, Inc et al was brought against Coupang, Inc., and certain of its former and current directors, current officers, and certain underwriters of the offering. The action was filed in the United States District Court for the Southern District of New York alleging inaccurate and misleading or omitted statements of material fact in Coupang's Registration Statement in violation of Sections 11, 12 and 15 of the Securities Act of 1933. The action was amended on May 22, 2023, and added allegations of securities fraud under Sections 10 and 20 of the Securities Exchange Act of 1934. The action seeks unspecified compensatory damages, attorneys’ fees, and reasonable costs and expenses. In August 2023, two separate stockholders’ derivative actions related to the securities class action were filed in the United States District Court for the Southern District of New York against certain of Coupang’s former and current directors and current officers. Coupang was named as a nominal defendant in the actions. These derivative actions purport to assert claims on behalf of Coupang and make substantially similar factual allegations to Choi v. Coupang, Inc. et al, bringing claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of securities laws. The actions seek compensatory damages, governance reforms, and other relief. We believe all the aforementioned actions are without merit and intend to vigorously defend against them. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time. Accordingly, we can provide no assurance as to the scope and outcome of this matter and no assurance as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected.
Korean Fair Trade Commission Investigations
On June 28, 2021, the Korean Fair Trade Commission (“KFTC”) initiated an investigation into a potential violation of the Monopoly Regulation and Fair Trade Act (the “Fair Trade Act”), including alleged preferential treatments of private labelled products provided by our subsidiary, Coupang Private Label Business. The KFTC is also investigating us on other matters related to the alleged violations of certain KFTC regulations. We are diligently cooperating with these investigations, and actively defending our practices as appropriate.
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

Coupang, Inc.	Q3 2023 Form 10-Q	14

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
Overview
Coupang is one of the largest retailers in Asia, with a mission to revolutionize the everyday lives of its customers and create a world where people wonder, “How did we ever live without Coupang?” Coupang is headquartered in the United States, with operations and support services performed in markets including South Korea, Taiwan, Singapore, China, and India. We believe that we are a preeminent online destination because of our broad selection, low prices, and exceptional delivery and customer experience across our owned inventory selection as well as products offered by third-party merchants. Our unique end-to-end integrated fulfillment, logistics, and technology network enables Rocket Delivery, which provides free, next-day delivery for orders placed anytime of the day, even seconds before midnight—across millions of products. Our structural advantages from complete end-to-end integration, investments in technology, and scale economies generate higher efficiencies that allow us to pass savings to customers in the form of lower prices. The capabilities we have built provide us with opportunities to expand into other offerings and geographies.
Our segments reflect the way we evaluate our business performance and manage operations. See Note 3 — "Segment Reporting" to the condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Product Commerce primarily includes core Korean retail (owned inventory) and marketplace offerings (third-party merchants) and Rocket Fresh, our fresh grocery offering, as well as advertising products associated with these offerings. Revenues from Product Commerce are derived primarily from online product sales of owned inventory to customers in Korea, commissions, logistics and fulfillment fees earned from merchants that sell products through our mobile application and website, and from Rocket WOW membership.
Developing Offerings primarily includes more nascent offerings and services, including Coupang Eats, our restaurant ordering and delivery service in Korea, Coupang Play, our online content streaming service in Korea, fintech, our retail operations in Taiwan, as well as advertising products associated with these offerings. Revenues from Developing Offerings are primarily generated from online restaurant ordering and delivery services in Korea and retail operations in Taiwan.

Coupang, Inc.	Q3 2023 Form 10-Q	15

Key Financial and Operating Highlights:

(in thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
Total net revenues	$6,183,555	$5,101,334	21%	$17,821,974	$15,255,841	17%
Total net revenues, constant currency(1)	$6,039,319	$5,914,613	18%	$18,263,275	$17,115,796	20%
Gross profit(2)	$1,565,787	$1,233,888	27%	$4,509,502	$3,431,087	31%
Net income (loss)	$91,300	$90,679	1%	$327,347	$(194,106)	NM(3)
Net income (loss) margin	1.5%	1.8%		1.8%	(1.3)%
Adjusted EBITDA(1)	$238,672	$194,919	22%	$779,815	$170,219	NM(3)
Adjusted EBITDA margin(1)	3.9%	3.8%		4.4%	1.1%
Net cash provided by (used in) operating activities	$721,639	$58,164	NM(3)	$2,042,693	$(15,037)	NM(3)
Free cash flow(1)	$536,237	$(222,446)	NM(3)	$1,392,881	$(707,511)	NM(3)
Segment adjusted EBITDA:
Product Commerce	$399,494	$239,222	67%	$1,095,461	$339,939	NM(3)
Developing Offerings	$(160,822)	$(44,303)	NM(3)	$(315,646)	$(169,720)	86%

	Trailing Twelve Months Ended September 30,		% Change
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$2,623,169	$(217,783)	NM(3)
Free cash flow(1)	$1,854,751	$(1,077,462)	NM(3)
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
(3)Non-meaningful
Key Business Metrics and Non-GAAP Financial Measures
Key Business Metrics

	Three Months Ended
(in thousands, except net revenues per Active Customer)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Active Customers	20,421	19,713	19,010	18,115	17,992
Total net revenues per Active Customer	$303	$296	$305	$294	$284
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

Coupang, Inc.	Q3 2023 Form 10-Q	16

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
Constant Currency Revenue Growth	• Constant currency revenue growth (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.

Coupang, Inc.	Q3 2023 Form 10-Q	17

The following tables present the reconciliations from each U.S. GAAP measure to its corresponding non-GAAP measure for the periods noted:
Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve Months Ended September 30,
(in thousands)	2023	2022	2023	2022	2023	2022
Net cash provided by (used in) operating activities	$721,639	$58,164	$2,042,693	$(15,037)	$2,623,169	$(217,783)
Adjustments:
Purchases of land and buildings	(32,670)	(156,782)	(331,281)	(205,274)	(352,594)	(243,609)
Purchases of equipment	(157,980)	(126,618)	(330,992)	(497,800)	(430,867)	(627,574)
Total purchases of property and equipment	(190,650)	(283,400)	(662,273)	(703,074)	(783,461)	(871,183)
Proceeds from sale of property and equipment	5,248	2,790	12,461	10,600	15,043	11,504
Total adjustments	$(185,402)	$(280,610)	$(649,812)	$(692,474)	$(768,418)	$(859,679)
Free cash flow	$536,237	$(222,446)	$1,392,881	$(707,511)	$1,854,751	$(1,077,462)
Net cash used in investing activities	$(151,590)	$(288,755)	$(663,710)	$(718,453)	$(793,511)	$(887,166)
Net cash provided by financing activities	$33,222	$145,821	$361,902	$226,489	$382,765	$131,148
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Total net revenues	$6,183,555	$5,101,334	$17,821,974	$15,255,841

Net income (loss)	91,300	90,679	327,347	(194,106)
Net income (loss) margin	1.5%	1.8%	1.8%	(1.3)%
Adjustments:
Depreciation and amortization	67,393	54,424	197,816	174,063
Interest expense	13,295	6,485	34,386	19,996
Interest income	(50,237)	(15,403)	(123,728)	(26,301)
Income tax expense	25,350	6,883	84,340	7,468
Other expense (income), net	7,776	(11,224)	19,556	(2,485)
Equity-based compensation	83,795	63,075	240,098	191,584
Adjusted EBITDA	$238,672	$194,919	$779,815	$170,219
Adjusted EBITDA margin	3.9%	3.8%	4.4%	1.1%

Coupang, Inc.	Q3 2023 Form 10-Q	18

Constant Currency Revenue and Constant Currency Revenue Growth

	Three Months Ended September 30,						Year over Year Growth
	2023			2022
(in thousands)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$5,314,683	$(132,709)	$5,181,974	$4,540,393	$723,839	$5,264,232	17%	14%
Net other revenue	868,872	(11,527)	857,345	560,941	89,440	650,381	55%	53%
Total net revenues	$6,183,555	$(144,236)	$6,039,319	$5,101,334	$813,279	$5,914,613	21%	18%

Net Revenues by Segment
Product Commerce	$5,966,027	$(141,996)	$5,824,031	$4,947,174	$788,061	$5,735,235	21%	18%
Developing Offerings	217,528	(2,240)	215,288	154,160	25,218	179,378	41%	40%
Total net revenues	$6,183,555	$(144,236)	$6,039,319	$5,101,334	$813,279	$5,914,613	21%	18%

	Nine Months Ended September 30,						Year over Year Growth
	2023			2022
(in thousands)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$15,659,829	$387,762	$16,047,591	$13,577,665	$1,655,356	$15,233,021	15%	18%
Net other revenue	2,162,145	53,539	2,215,684	1,678,176	204,599	1,882,775	29%	32%
Total net revenues	$17,821,974	$441,301	$18,263,275	$15,255,841	$1,859,955	$17,115,796	17%	20%

Net Revenues by Segment
Product Commerce	$17,305,966	$428,524	$17,734,490	$14,760,758	$1,799,596	$16,560,354	17%	20%
Developing Offerings	516,008	12,777	528,785	495,083	60,359	555,442	4%	7%
Total net revenues	$17,821,974	$441,301	$18,263,275	$15,255,841	$1,859,955	$17,115,796	17%	20%

Coupang, Inc.	Q3 2023 Form 10-Q	19

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Net retail sales	$5,314,683	$4,540,393	17%	$15,659,829	$13,577,665	15%
Net other revenue	868,872	560,941	55%	2,162,145	1,678,176	29%
Total net revenues	6,183,555	5,101,334	21%	17,821,974	15,255,841	17%

Cost of sales	4,617,768	3,867,446	19%	13,312,472	11,824,754	13%
Operating, general and administrative	1,478,303	1,156,468	28%	4,167,601	3,626,515	15%
Total operating cost and expenses	6,096,071	5,023,914	21%	17,480,073	15,451,269	13%

Operating income (loss)	87,484	77,420	13%	341,901	(195,428)	NM(1)
Interest income	50,237	15,403	NM(1)	123,728	26,301	NM(1)
Interest expense	(13,295)	(6,485)	105%	(34,386)	(19,996)	72%
Other (expense) income, net	(7,776)	11,224	NM(1)	(19,556)	2,485	NM(1)
Income (loss) before income taxes	116,650	97,562	20%	411,687	(186,638)	NM(1)
Income tax expense	25,350	6,883	NM(1)	84,340	7,468	NM(1)
Net income (loss)	$91,300	$90,679	1%	$327,347	$(194,106)	NM(1)
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
Fulfillment and Logistics by Coupang (“FLC”)
FLC is a Product Commerce offering that enables participating merchants to leverage our end-to-end integrated logistics and fulfillment network. The previous contract terms with FLC merchants resulted in the transfer of control of the merchants’ products to us and Coupang is the seller of record in these transactions, whereby revenue is recorded on a gross basis (principal). Beginning in the second quarter of 2023, we changed the FLC program and related contracts with merchants, streamlining the overall process for merchants and us. As a result of these changes, control of these products is no longer transferred to the Company prior to sales. The change impacted how we recognize a portion of our revenue, from a gross basis (principal) to a net basis (agent). As of the end of the second quarter, the previous contract terms had expired. This will continue to result in a prospective reduction in total net revenues associated with FLC, with no significant corresponding impact on gross profit expected.

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(in thousands)	2023	2022	As Reported	Constant Currency	2023	2022	As Reported	Constant Currency
Net retail sales	$5,314,683	$4,540,393	17%	14%	$15,659,829	$13,577,665	15%	18%
Net other revenue	868,872	560,941	55%	53%	2,162,145	1,678,176	29%	32%
Total net revenues	$6,183,555	$5,101,334	21%	18%	$17,821,974	$15,255,841	17%	20%
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

Coupang, Inc.	Q3 2023 Form 10-Q	20

Net other revenue also includes consideration from online restaurant ordering and delivery services performed by us, as well as advertising services provided on our apps or websites. We also earn subscription revenue from memberships to our Rocket WOW membership program, which is also included in net other revenue.
The following table presents our total net revenues by segment.

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(in thousands)	2023	2022	As Reported	Constant Currency	2023	2022	As Reported	Constant Currency
Product Commerce	$5,966,027	$4,947,174	21%	18%	$17,305,966	$14,760,758	17%	20%
Developing Offerings	217,528	154,160	41%	40%	516,008	495,083	4%	7%
Total net revenues	$6,183,555	$5,101,334	21%	18%	$17,821,974	$15,255,841	17%	20%
The increases in Product Commerce for the three and nine months ended September 30, 2023 are primarily due to continued year over year growth in our Active Customers and total net revenues per Active Customer, driven by increased product selection of our owned inventory, increased customer engagement across more product categories, and increased merchants available on our marketplace. This was partially offset by the net revenue impact of our transition of FLC merchants to new contracts now recognized on a net basis.
The increases in Developing Offerings for the three months ended September 30, 2023 are primarily due to our growth initiatives in Taiwan and Eats. The increases in Developing Offerings for the nine months ended September 30, 2023 are primarily due to our growth initiatives in Taiwan partially offset by a decrease in Active Customers in our Eats offering in the first half of 2023.
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
The increases for the three and nine months ended September 30, 2023 primarily reflect higher volume from increased sales and customer demand. Cost of sales as a percentage of revenue decreased from 75.8% and 77.5% for the three and nine months ended September 30, 2022 to 74.7% for both the three and nine months ended September 30, 2023, primarily due to further operational efficiencies, continued supply chain optimization, and an increased percentage of revenues earned from higher margin revenue categories and offerings, including the enhanced FLC program. These benefits were partially offset by the impacts from our growth initiatives in developing offerings.
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
The increases for the three and nine months ended September 30, 2023 primarily reflect increases in fulfillment costs due to growth in our business and slightly higher advertising expenses, reflecting growth in revenues and a return to pre-COVID levels. These expenses as a percentage of revenue increased from 22.7% for the three months ended September 30, 2022 to 23.9% for the three months ended September 30, 2023 due to decreased revenues from the full transition to the new FLC contracts. These expenses as a percentage of revenue decreased from 23.8% for the nine months ended September 30, 2022 to 23.4% for the nine months ended September 30, 2023 primarily due to improved operating efficiencies and operating leverage, partially offset by decreased revenues from the transition to the new FLC contracts beginning in the second quarter of 2023.

Coupang, Inc.	Q3 2023 Form 10-Q	21

Interest Income
Interest income primarily consists of interest earned on our deposits held with financial institutions.
Interest income for the three and nine months ended September 30, 2023 increased $35 million and $97 million, respectively, compared to the prior year periods. The increase in interest income was primarily due to higher interest rates in 2023 combined with our higher average cash balances.
Income Tax Expense
We are subject to income taxes predominantly in Korea, as well as in the United States and other foreign jurisdictions in which we do business. Foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate is subject to significant variation and can vary based on the amount of pre-tax income or loss, the relative proportion of foreign to domestic income, use of tax credits and changes in the valuation of our deferred tax assets and liabilities. Beginning in 2022, the Tax Cuts and Jobs Act, as currently enacted, requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which has and is expected to continue to increase the amount of our global intangible low-taxed income (GILTI) inclusion.
Our effective income tax rate for the three and nine months ended September 30, 2023 was 21.7% and 20.5%, respectively, compared with 7.1% and (4.0%) for the prior year periods. The increase for the periods reflects the strong operating results and taxable income in 2023, compared to the prior periods that generated minimal taxable income. Our effective tax rate differs from the federal statutory rate due to valuation allowances, net operating losses and tax credits used for the periods, partially offset by the mix of our income (loss) before income taxes generated across the various jurisdictions in which we operate, including the impact of international provisions of the Tax Cuts and Jobs Act and permanent differences from non-deductible expenses. We expect that our effective tax rate in future periods will continue to differ significantly from the applicable statutory rate.
Given our current income and anticipated future income, we believe that there is a reasonable possibility that sufficient positive evidence may become available in future periods to allow us to reach a conclusion that the Korea valuation allowances will no longer be needed, which would result in the recognition of material net deferred tax assets and a corresponding material benefit to our tax provision. We expect the change would result in a higher effective tax rate in subsequent periods until the net operating losses are fully utilized, but we do not expect that it will materially impact our cash tax payments and related liabilities. The timing and amount of any Korea valuation allowances being released are difficult to estimate, subject to significant uncertainty and subject to change on the basis of the level of sustained income that we are able to achieve, the value of the deferred tax asset at the time of a release and macroeconomic conditions, among various other factors.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Product Commerce	$399,494	$239,222	67%	$1,095,461	$339,939	NM(1)
Developing Offerings	(160,822)	(44,303)	NM(1)	(315,646)	(169,720)	86%
Consolidated adjusted EBITDA	$238,672	$194,919	22%	$779,815	$170,219	NM(1)
(1)Non-meaningful
The improvement for the three and nine months ended September 30, 2023 in Product Commerce segment adjusted EBITDA was primarily due to an increase in net revenues, further operational efficiencies, improvements from supply chain optimization, an increased percentage of revenues earned from higher margin revenue categories and offerings, and improved operating leverage.
The increased loss for the three and nine months ended September 30, 2023 in Developing Offerings adjusted EBITDA was the result of the increased investments in our Eats and Taiwan offerings, and higher content costs for our Coupang Play offering. These losses were partially offset by lower delivery costs associated with Coupang Eats.

Coupang, Inc.	Q3 2023 Form 10-Q	22

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our primary sources of liquidity are cash on hand, supplemented through various debt financing arrangements and sales of our equity securities. We had total cash, cash equivalents and restricted cash of $5.3 billion as of September 30, 2023, of which $3.5 billion was held by our foreign subsidiaries and may not be freely transferable to the U.S. due to local laws or other restrictions. Additionally, we have $1.1 billion available under our 2022 and 2021 revolving credit facilities as described below.
The ability of certain subsidiaries to transfer funds or pay dividends to Coupang, Inc. is also restricted due to terms which require the subsidiaries to meet certain financial covenants, including requirements to maintain a positive net equity balance or having current period income.
As of September 30, 2023 and December 31, 2022, we had stockholders’ equity of $2.9 billion and $2.4 billion, respectively. We may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, particularly with respect to our Developing Offerings segment, which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and continuation to expand services, we plan to build new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next three years. These contracts have remaining capital expenditures commitments of $179 million as of September 30, 2023. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.
Changes in our cash flows were as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Net cash provided by (used in) operating activities	$2,042,693	$(15,037)	$2,057,730
Net cash used in investing activities	(663,710)	(718,453)	54,743
Net cash provided by financing activities	361,902	226,489	135,413
Operating Activities

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Net income (loss)	$327,347	$(194,106)	$521,453
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating	902,689	777,572	125,117
Change in operating assets and liabilities	812,657	(598,503)	1,411,160
Net cash provided by (used in) operating activities	$2,042,693	$(15,037)	$2,057,730
The year-over-year change in operating cash flow was primarily driven by a $521 million decrease in net loss, which resulted in net income for the current period. Additionally, benefiting the improvement in cash used in operating activities were the changes in operating assets and liabilities, including:
•$208 million from other assets primarily as a result of a reduction in advances made to certain large, multi-national suppliers;
•a decrease in inventories of $202 million primarily from the implementation of the new FLC program combined with improved inventory management and seasonal fluctuations;
•an increase in accounts payable of $1.1 billion primarily as a result of improved payment terms, primarily with certain large, multi-national suppliers and seasonal fluctuations, partially offset by a reduction in payables from the FLC changes; and
•Partially offsetting these changes, accounts receivable increased $75 million due to seasonal fluctuations and the timing of pre-sales events compared to the prior year.
Investing Activities
The increase in cash outflow was mainly driven by a $41 million increase in purchases of property and equipment, primarily related to investments made in the current year in our fulfillment and logistics infrastructure, including purchases of buildings, land and equipment.

Coupang, Inc.	Q3 2023 Form 10-Q	23

Financing Activities
The increase in cash inflow was primarily driven by a $273 million decrease in repayments of debt and short-term borrowings due to the timing of maturities, partially offset by a $127 million decrease in proceeds from debt and short-term borrowings.
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
We have a two-year revolving facility agreement (the “2022 revolving credit facility”) with a borrowing limit of $122 million that bears interest at the average of 91-days CD interest rate plus 2.30%. The revolving facility is secured by certain of our inventories. As of September 30, 2023, there was no balance outstanding on the 2022 revolving credit facility.
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
In April 2023, we entered into a new one-year credit loan facility to borrow $59 million for general operating purposes. The loan bears interest at the average of 91-day CD interest rate plus 4.40%.
In April 2023, we entered into a new three-year term loan facility agreement to borrow $171 million to finance the purchase of a fulfillment center and land. We pledged up to $205 million of certain land and buildings as collateral. The loan bears interest at a fixed rate of 6.76%.
In September 2023, we modified our existing one-year term syndicated loan agreement and extended the maturity date to September 2024. The remaining $67 million outstanding bears interest at a rate of 5.56%.
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

Coupang, Inc.	Q3 2023 Form 10-Q	24

Recently Adopted Accounting Pronouncements
See Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies" to the condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Coupang, Inc.	Q3 2023 Form 10-Q	25

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
Interest Rate Risk
As of September 30, 2023, we had cash, cash equivalents, and restricted cash of $5.3 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from our undrawn revolving credit facilities. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to structure a reasonable balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates. As of September 30, 2023, there was no balances outstanding on our revolving credit facilities. Any future borrowings incurred under the 2021 and 2022 revolving credit facilities would accrue interest at rates subject to current market conditions.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of approximately $557 million and $1.6 billion and an immaterial impact in net income (loss) for the three and nine months ended September 30, 2023, respectively.
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

Coupang, Inc.	Q3 2023 Form 10-Q	26

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Coupang, Inc.	Q3 2023 Form 10-Q	27

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
c) Trading Plans
During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Coupang, Inc.	Q3 2023 Form 10-Q	28

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40115	3.1	November 12, 2021
3.2	Bylaws of the Registrant.		10-Q	001-40115	3.2	November 12, 2021
31.1	Chief Executive Officer Section 302 Certification	X
31.2	Chief Financial Officer Section 302 Certification	X
32.1*	Chief Executive Officer Section 906 Certification	X
32.2*	Chief Financial Officer Section 906 Certification	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan
*	Indicates furnished exhibit

Coupang, Inc.	Q3 2023 Form 10-Q	29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Jonathan Lee
Jonathan Lee
Chief Accounting Officer (Principal Accounting Officer)

Dated: November 8, 2023

Coupang, Inc.	Q3 2023 Form 10-Q	30