Form 10-K
period 2023-12-31
Coupang, Inc.
filed 2024-02-28
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2023 was $19,562,964,768.
As of February 22, 2024, there were 1,618,514,727 shares of the registrant’s Class A common stock and 174,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

COUPANG, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2023

Coupang, Inc.	2023 Form 10-K	1

COUPANG, INC.
All references in this Annual Report on Form 10-K, the information incorporated into this Annual Report on Form 10-K by reference to information in the Proxy Statement of Coupang, Inc. for its 2024 Annual Meeting of Stockholders and in the exhibits to this Annual Report on Form 10-K to "Coupang, Inc.," "Coupang,” "the Company," "our Company," "we," "us," and "our" are to the Delaware corporation named "Coupang, Inc." and, except where expressly noted or the context otherwise requires, that corporation's consolidated subsidiaries.
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
•the size of our addressable market segments, market share, and market trends;
•our ability to compete in our industry;
•our ability to maintain and improve our market position;
•our ability to manage expansion into new geographies and offerings;
•our ability to effectively manage the continued growth of our workforce and operations;
•our anticipated investments in new products and offerings, and the effect of these investments on our results of operations;
•our ability to effectively integrate acquisitions and realize the anticipated benefits of such transactions;
•the sufficiency of our cash and cash equivalents, and investments, to meet our liquidity needs;
•our ability to retain existing suppliers and merchants and to add new suppliers and merchants;
•our suppliers’ and merchants’ ability to supply high-quality and compliant merchandise to our customers;
•the impact of cybersecurity incidents with respect to our systems and those of third parties on which we rely;
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
•the impact of world events such as natural disasters, acts of war or geopolitical conflicts, terrorism or disease outbreaks;
•the effects of global macroeconomic conditions, including, but not limited to, inflationary pressures, a general economic slowdown or recession, interest rate fluctuations and changes in monetary policy;
•our ability to attract, retain, and motivate skilled personnel, including key members of our senior management;
•our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business both in Korea and internationally and our expectations regarding various laws and restrictions that relate to our business; and
•the outcomes of any claims, litigation, governmental audits, inspections, and investigations;

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-K.

Coupang, Inc.	2023 Form 10-K	2

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

Coupang, Inc.	2023 Form 10-K	3

PART I

Item 1. Business
The Company
We have created and continue to build a next generation experience for retail. By investing for the long term with a fanatical culture of customer centricity, we believe we are delivering a superior customer experience at a lower cost as we continue to redefine retail standards worldwide. Our efforts have centered on building an end-to-end integrated system of technology and infrastructure, and most importantly, an innovation-focused culture driven to raise our customers’ expectations and lead them to wonder “How did I ever live without Coupang?”
Our Customer Experience
We are committed to delivering a “wow” experience to all of our customers every day. This commitment drives every aspect of our operations and pushes us to redefine the standards of the retail experience. We reimagined the retail customer experience with our Rocket Delivery service in Korea:
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
In addition to Rocket Delivery available across Korea, our Rocket WOW membership program allows members to enjoy unlimited free shipping with no minimum spend, free unlimited returns for 30 days, delivery of groceries via Rocket Fresh, discounts on restaurant orders via Coupang Eats, and content streaming on Coupang Play. We believe the success of these offerings demonstrates the power of our network to extend offerings to our loyal customers.
In January 2024 we acquired the business and assets of Farfetch, a leading global marketplace for the luxury fashion industry which connects customers with some of the world’s best boutiques and brands.
Our Merchant Experience
Small and medium-sized enterprises (SMEs) on Coupang form an essential part of our business, and we strive to be a growth driver for these companies through our win-win model. Over 75% of Coupang merchants are SMEs, which can leverage our nationwide fulfillment and logistics infrastructure to connect with millions of customers. We’ve supported these SMEs, helping them in everything from marketing and logistics to customer service. We also continue to develop new ways for SMEs to unlock growth through Coupang, such as Coupang Private Label Brands, through which we work mostly with SMEs to develop and market high-quality products for customers marketed under our private label brand, at affordable prices. We also launched Rocket Overseas to customers in Taiwan, empowering SME partners to unlock even more growth through sales to customers outside of Korea, at no additional effort or cost on their part.
We offer merchants of all sizes the opportunity to sell on Coupang and provide effective solutions to improve their customer experiences and enhance demand generation. Our fulfillment & logistics by Coupang (“FLC”) offering empowers merchants by offering them our fulfillment, logistics, delivery, and customer service network services.
Advertising
We also have offerings for our suppliers and merchants to advertise on our websites and mobile applications.
Our Competition
We compete with: (1) offline, online, and omnichannel retailers, suppliers, distributors, manufacturers, and producers of the products we offer and sell to consumers and businesses; (2) web search engines, comparison shopping websites, social networks, web portals, and other online and app-based means of discovering, using, or acquiring goods and services, either directly or in collaboration with other retailers; (3) companies that provide retail merchant services; (4) companies that sell grocery products online and offline; (5) on-demand food delivery services; (6) companies that provide fulfillment and logistics services for themselves or for third parties; (7) companies that provide online advertising products and services; (8) on-demand streaming entertainment services; and (9) financial services companies, including credit card issuers and payment platforms.

Coupang, Inc.	2023 Form 10-K	4

Seasonality
Our overall operating results may fluctuate from quarter to quarter as a result of a variety of factors, including seasonal factors, economic cycles that influence consumer spend, and our ability to attract and retain new customers.
Human Capital
Our global team of employees is the driving force in creating a one-of-a-kind experience for millions of customers. In the same way our employees aim to go above and beyond for our customers, we aim to go above and beyond for them. As one of the largest private sector employers in South Korea, we directly employ approximately 78,000 employees as of December 31, 2023. We believe our direct employment model, along with competitive wages, training and safety programs, and a broad range of comprehensive benefits, empowers our diverse set of employees to deliver the “wow” experiences for our customers we strive to create every day.
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
We have trademark rights in our name and other brand indicia and have trademark registrations for select marks in Korea, the United States, Taiwan and other jurisdictions around the world. We also have registered domain names for websites that we use in our business, such as www.aboutcoupang.com and similar variations.
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
Government Regulation
Government regulation impacts key aspects of our business. In particular, we are subject to a number of national, state/region, and local laws, standards and regulations in Korea, the U.S., Taiwan, China, and other jurisdictions where we operate. These laws and regulations involve matters that are often central to our business, including our interactions with customers, suppliers, and merchants. They may regulate fair trade, competition, labor and employment, privacy, data protection, intellectual property, consumer protection, import and export regulations, and other subjects. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.
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
1 Measured using work-related and accident-related fatalities.

Coupang, Inc.	2023 Form 10-K	5

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

Coupang, Inc.	2023 Form 10-K	6

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
Summary Risk Factors
Our business faces significant risks and uncertainties. Farfetch’s business was subject to many of the same risks we have historically faced, and the acquisition of Farfetch will increase our exposure to these risks. The risk factors described below are only a summary of the principal risk factors associated with investing in our Class A common stock. These risks are more fully described in this “Risk Factors” section, including the following:
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
•ongoing or future pandemics may continue to adversely affect our business, operations, and the geographies and communities in which we, our customers, suppliers, merchants, and advertisers operate;
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
•The acquisition of Farfetch creates incremental risk to our business, financial condition and results of operations;
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

Coupang, Inc.	2023 Form 10-K	7

•we rely on Coupang Pay to conduct a substantial amount of the payment processing. If Coupang Pay’s services were limited, restricted, curtailed, or degraded in any way, or become unavailable to us or our customers for any reason, our business may be adversely affected;
•our expansion into new geographies and offerings and substantial increase in the number of our offerings may expose us to new and increased challenges and risks;
•international relations, including escalations in tensions between North and South Korea, and other global conflicts could adversely affect the Korean or global economies and demand for our products and services; and
•the dual class structure of our common stock has the effect of concentrating voting control with Mr. Bom Kim. This voting control may limit your ability to influence the outcome of important transactions and to influence corporate governance matters.
Risks Related to Our Limited Operating History and Growth
We had a history of net losses prior to our most recent fiscal year, we may incur losses in the future, and we cannot ascertain whether we will maintain profitability in future periods, which would materially and adversely affect our business, financial condition, results of operations, and prospects.
Prior to 2023, we have had a history of net losses, including $(0.1) billion and $(1.5) billion for 2022 and 2021 respectively, as well as an accumulated deficit of $(4.4) billion as of December 31, 2023. Even though we have experienced recent profitability and expect to remain profitable, we cannot ascertain whether we will be able to maintain or further increase our profitability in future periods. Our costs and expenses are expected to increase in future periods, which could materially and adversely affect our future results of operations. In particular, we intend to continue to spend significant amounts to increase our customer base, increase the number and variety of merchandise and services we offer, expand our marketing channels, expand into new geographies, broaden our operations, develop additional fulfillment centers, hire additional and retain existing employees and managers, and develop our technology and fulfillment infrastructure. These increased costs may materially and adversely affect our operating expenses. Some of our initiatives to generate revenue are new and unproven, and any failure of these initiatives could materially and adversely affect our business, financial condition, results of operations, and prospects.
In addition, we expect to invest in longer-term initiatives, which will likely impact our shorter-term results of operations. We may find that these efforts are more expensive than we currently anticipate and/or encounter technological and other development delays. We will also face increased compliance costs associated with growth and the expansion of our customer base. Our efforts to grow our business may cost more than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses or to achieve and, if achieved, maintain profitability in future periods.
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
•encourage customers to expand the categories of merchandise and services they purchase from us;

Coupang, Inc.	2023 Form 10-K	8

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
•expand our business in new and existing geographies;
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
In addition, because we have limited historical financial data and our business continues to evolve and expand, any predictions about our future revenue, expenses, and results of operations may not be as accurate as they would be if we had a longer operating history or operated a business that is not rapidly evolving and growing. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories and evolving businesses that operate in highly regulated and competitive industries or have fixed expenses. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition, results of operations, and prospects would be materially and adversely affected. Any failure to accurately predict revenue or to control our expenses could adversely affect our results of operations in any given quarter, or a series of quarters, which could cause the price per share of our Class A common stock to decline.
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
•the success of our growth and expansion efforts, including investments into new initiatives and expansion into new geographies;
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
•the extent to which we invest in technology and content, fulfillment, and other expense categories;
•increases in our temporary or long-term costs such as labor and energy sources, packing supplies, and other goods not for resale;
•changes in existing, or development of new, laws, regulations, or other regulatory practices and enforcement in the countries where we operate;

Coupang, Inc.	2023 Form 10-K	9

•the extent to which our services are affected by cybersecurity and data security incidents, including but not limited to spyware, viruses, phishing, and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and
•disruptions from natural or man-made disasters, extreme weather conditions (including as a result of climate change) and other catastrophic events, global health epidemics and pandemics, geopolitical events and security issues (including terrorist attacks and armed hostilities), labor or trade disputes, macroeconomic conditions, and other similar events.
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
Our future business and financial performance depends on continued demand for the types of goods and services that we and our merchants offer. The popularity of certain products, including apparel, beauty, food, and consumer electronics, may vary over time due to perceived availability, subjective value, seasonality, and/or general societal trends. A decline in the demand for certain products we sell could materially and adversely affect our revenue. In addition, a temporary or sudden surge in demand for certain products may temporarily inflate the volume of those products listed on or purchased through our apps and websites, placing a significant strain on our infrastructure and throughput capacity. These trends may also cause significant fluctuations in our results of operations from period to period. A failure to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to keep adequate inventory of the type of products being purchased by customers, failure to grow and retain the members of our Rocket WOW membership program, or a failure or inability to obtain or offer appropriate categories of products could negatively affect our relationship with customers and the demand for our products and services.
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

Coupang, Inc.	2023 Form 10-K	10

and our competitive position, brand, and reputation may be harmed, which may materially and adversely affect our business, financial condition, and results of operations.
The acquisition of Farfetch creates incremental risk to our business, financial condition, and results of operations.
On December 18, 2023, we announced the proposed acquisition of the business and assets of Farfetch Holdings plc (“Farfetch”), a leading global marketplace for the luxury fashion industry.
In January 2024, we completed the acquisition of Farfetch (the “Farfetch Acquisition”). The Farfetch Acquisition entails important risks, including, among others: that the acquisition may disrupt our current plans, operations; the ability to realize the anticipated benefits of the acquisition, including the anticipated sales and growth opportunities, on the anticipated timelines, if at all; challenges associated with operating in geographic regions and markets where we have not had operations in the past; any potentially unknown significant claims that may arise following the acquisition for which we have limited or no contractual remedies or insurance coverage; litigation and regulatory risks directly related to the transaction, the potential effect of the announcement and consummation of the transaction on relationships, including with suppliers, customers, boutiques, and competitors as well as the effect on the Farfetch brand; loss of management focus on existing businesses; risks related to the potential effect of general economic, political, and market factors, including changes in the financial markets, interest rates or foreign exchange rates as a result of inflation or governmental measures implemented to address inflation; the risk of adverse effects on the market price of our securities or on our operating results for any reason; and other risks described in our filings with the SEC. Additionally, we are continuing to integrate Farfetch into our overall internal control over financial reporting. There is a risk that deficiencies may occur that could constitute significant deficiencies or in the aggregate a material weakness. In its most recently filed annual report on Form 20-F, Farfetch had an existing material weakness in the design and operation of its internal control over financial reporting.
We expect that Farfetch will require continued investment in operating expenses, headcount, and executive resources, none of which will ensure that we will be successful. We may also incur various accounting charges related to the transaction. In addition, our credit facilities may restrict our ability to invest in Farfetch, which could make it more difficult for us to realize the expected benefits of the transaction. If we fail to successfully operate Farfetch, we will not realize the benefits anticipated, and any such failure could result in adverse effects on our business, financial condition and results of operations, including substantial impairment charges.
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
Similarly, we must effectively manage any retraction in parts of our business. Periodically, for reasons such as changing consumer preferences and other unforeseen circumstances, we have made, and may make in the future, decisions to discontinue investments in certain parts of our business. Such decisions require management effort to reorganize or reassign employees. In accordance with Korean law, employment contracts generally are not terminable at will unless an employee is deemed to be an “employer” (e.g., a registered director or an executive member-level employee), and employment and labor-related claims are common. Similar regulations in other jurisdictions in which we do business may also be applicable. If we fail to effectively manage retractions in our business or to successfully reorganize or reassign employees, our ability to meet our goals and our employee morale, productivity, and retention could suffer, which may have an adverse effect on our business, financial condition, and results of operations.
Our revenue depends on prompt and accurate payment processes. Our failure to grow our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed on our apps and websites would materially harm our business and our ability to collect revenue.

Coupang, Inc.	2023 Form 10-K	11

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
If we do not expand and operate our fulfillment and logistics infrastructure successfully and efficiently, or there are delays in the expansion of our fulfillment and logistics operations, we could experience excess or insufficient fulfillment and logistics capacity in one or more locations, an increase in costs or impairment charges, or other adverse impacts. For example, we believe that our end-to-end logistics infrastructure, including the ability to control our last-mile delivery logistics, is a key competitive advantage. If our end-to-end logistics infrastructure, including last-mile delivery, is negatively affected in any manner, including, but not limited to, by the introduction of direct competitors with these capabilities or by legislation, legal rulings, or other regulation that may disrupt this service, our business, financial condition, and results of operations would be materially and adversely affected.
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

Coupang, Inc.	2023 Form 10-K	12

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
We face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, retailers and marketplaces has increased due to, among other factors, improved customer experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times, and more favorable return policies. In addition, certain online and offline businesses may offer goods and services to consumers and merchants that we do not offer. If we are unable to change our offerings in ways that reflect the changing demands of offline and online retailers and marketplaces, particularly at expected service levels, or compete effectively with and adapt to changes in larger retail businesses, our business, financial condition, and results of operations would be materially and adversely affected.
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
In addition, certain manufacturers may limit or cease distribution of their products through online channels, such as our apps or websites. Manufacturers may attempt to use contractual obligations or existing or future government regulation to prohibit or limit retailers in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors and suppliers from selling on our apps, websites, or on the Internet generally, or drive distributors and suppliers to sell at prices that would make us less competitive. The adoption by manufacturers of policies, or their use of laws or regulations, in each case discouraging or restricting the sales of goods or services over the Internet, could force merchants to limit or stop selling certain products on our apps or websites, which could adversely affect our results of operations and result in loss of market share and diminished value of our brand.
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

Coupang, Inc.	2023 Form 10-K	13

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
We believe that our culture, where the customer is at the beginning and the end in each decision we make, has been critical to our success. We may face a number of challenges that may affect our ability to sustain our corporate culture, including a potential failure to attract and retain employees who embrace and further our culture, any expansion into additional geographies, competitive pressures that may divert us from our vision and values, and the integration of new personnel and businesses from acquisitions, including the recent acquisition of Farfetch. If we are not able to maintain our culture as we continue to grow, our business, financial condition, and results of operations could be adversely affected.
Health epidemics have had, and could in the future have, an adverse impact on our business.
Our business and operations could be adversely affected by health epidemics, impacting the geographies and communities in which we and our customers, suppliers, merchants, and advertisers operate.
Health epidemics, such as the COVID-19 pandemic, have resulted in, and may in the future result in supply chain disruptions including those of our vendors and suppliers, constraints in logistics and fulfillment related labor costs including costs to attract and retain employees, modification of our operations, adjustments to our services and technology and other responses.
The ultimate impact of any health epidemic on our business depends on many factors and uncertainties outside of our control, including, but not limited to:
•the severity and duration of any such health epidemic in areas in which we operate;
•evolving macroeconomic factors, including general economic uncertainty, unemployment rates, inflation and recessionary pressures;
•changes in labor markets affecting us and our suppliers;
•unknown consequences on our business performance and initiatives stemming from the substantial investment of time and other resources to the pandemic response;
•the impact of governmental restrictions;
•the long-term impact of the epidemic on our business, including consumer behaviors;
•disruption and volatility within the financial and credit markets; and
•the pace and extent of the ultimate recovery from the epidemic.
Our expansion into new geographies and offerings and substantial increase in the number of our offerings may expose us to new and increased challenges and risks.
In recent years, we have expanded our offerings, including in consumer electronics, food and grocery, financial services, private-label brands, apparel, streaming content, travel, and export and import offerings, as well as expanded our reach into new geographies such as Taiwan and various geographies in which Farfetch, or future businesses we may acquire, operate. Expansion involves new risks and challenges and may require significant investments. Our lack of familiarity with new markets and new

Coupang, Inc.	2023 Form 10-K	14

products and services and lack of relevant customer data relating to these new markets or offerings may make it more difficult for us to anticipate customer demand and preferences. We may misjudge customer demand and the potential profitability of a new market, product, or service. We may find it more difficult to inspect and control quality and ensure proper handling, storage, and delivery of new products. We may experience higher return rates on new products, customer complaints about new products and services, and costly liability claims as a result of selling such products and services, any of which would harm our brand and reputation as well as our results of operations. We may need to price aggressively to gain market share or remain competitive in new categories. It may be difficult for us to achieve profitability in the new product or service categories and our profit margin, if any, may be lower than we anticipate, which would materially and adversely affect our business, financial condition and results of operations. We cannot assure you that we will be able to recoup our investments in introducing any new product and service categories.
Any harm to our brand or reputation may materially and adversely affect our business, financial condition, and results of operations.
We believe that the recognition and reputation of our brand among our customers, merchants, suppliers, and our workforce has contributed to the growth and success of our business. Maintaining and enhancing the recognition and reputation of our brand is critical to our business and competitiveness. Heightened regulatory and public concerns over operation of our business, including but not limited to those related to any ongoing or potential labor and employment disputes, consumer protection and consumer safety issues, supplier relationships, environmental and sustainability concerns, and cybersecurity and data security incidents, may subject us to additional legal and reputational risks and increased scrutiny. Further, heightened public attention regarding worker safety and occupational health may subject us to regulatory and media scrutiny. In addition, changes in our services or policies have resulted, and could result, in objections by members of the public, customers, suppliers, merchants and various other groups. From time to time, these objections or allegations, regardless of their veracity, may result in customer dissatisfaction, which could result in government inquiries or substantial harm to our brand, reputation, and prospects. The proliferation of social media may increase the likelihood, speed, and magnitude of negative brand and reputation events.
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

Coupang, Inc.	2023 Form 10-K	15

We operate in a rapidly changing industry and our business model is continuing to evolve, which makes it difficult to evaluate our business and prospects. If we are unable to continue to innovate or if we fail to adapt to changes in our industry, our business, financial condition, and results of operations would be materially and adversely affected.
The retail industry in which we operate is characterized by rapidly changing regulatory requirements and industry standards and shifting consumer demands. In addition, our business model continues to evolve and we are continuously evaluating our products and services. As a result of our evolving industry and business model, our future results are uncertain and subject to a number of risks and uncertainties, including our ability to plan for and model future growth, expand our business in existing geographies, and enter new geographies. Our industry is also characterized by rapidly changing technology, including artificial intelligence or AI, new mobile applications and protocols, new products and services, new media and entertainment content, including user-generated content, and changing consumer demands and trends. Furthermore, our competitors are continuously developing innovations in personalized search and recommendation, online and offline shopping and marketing, communications, social networking, entertainment, logistics, and other services to enhance the customer experience. Our financial performance depends on our ability to identify, originate, and define retail trends, as well as to anticipate, gauge, and react to changing customer preferences in a timely manner, including seasonal trends in customer spending.
As a result, we continue to invest significant resources in our technology, infrastructure, research and development, and other areas in order to enhance our business and operations, as well as to explore new growth strategies and geographies and introduce new high-quality products and services. If we offer new merchandise or services that are not accepted by our customers, we may make fewer sales and our revenue may fall short of expectations, our brand and reputation could be materially harmed, and we may incur expenses that are not offset by revenue. We may make substantial investments in such new categories and new markets in anticipation of future revenue. If the launch of a new category or a new geography requires greater investment than we expect, if we are unable to attract suppliers and merchants that produce sufficient high-quality, value-oriented merchandise and services, or if the revenue generated from sales of a new item of merchandise or service grows more slowly or produces lower gross profit than we expect, our results of operations could be materially and adversely impacted. Expansion of our offerings may also strain our management and operational resources. We may also face greater competition in specific categories from retailers that are more focused on such categories. It may be difficult to differentiate our offering from other competitors as we offer additional categories of merchandise and services, and our customers may have additional considerations in deciding whether or not to purchase these additional offerings. In addition, the relative profitability, if any, of new categories of merchandise or services may be lower than we have experienced historically, and we may not generate sufficient revenue from sales of these new items to recoup our investments in them.
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

Coupang, Inc.	2023 Form 10-K	16

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
We may expand our operations and offerings into new geographies, which would present new challenges and which may prove unsuccessful and materially and adversely affect our business.
As of December 31, 2023, we have operations and support services in the United States, South Korea, Taiwan, Singapore, China, Japan, and India. We may further expand our operations into new geographies, including, for example, the Farfetch Acquisition on January 30, 2024, which has operations around the globe, including Europe and the Middle East. These expansions could present new risks and challenges and which may prove unsuccessful and materially and adversely affect our business. Further expansion into additional geographies and offerings, such as our entry into the global luxury goods space through Farfetch, will require significant management attention and resources and would require us to localize our offerings to conform to a wide variety of local cultures, business practices, laws, regulations, and policies. Such local cultures, business practices, laws, regulations, and policies in other countries may make it more difficult for us to replicate our business model and anticipate customer demand and preferences. We may be competing with local and international companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. If we are not successful in expanding into particular international geographies or in generating revenue from such international operations, our business, financial condition, and results of operations may be materially and adversely affected.

Coupang, Inc.	2023 Form 10-K	17

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and materially and adversely affect our business, financial condition, and results of operations.
Our success will depend, in part, on our ability to expand our products and services and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses and technologies rather than through organic growth. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. Further, once we have completed an acquisition (such as the Farfetch Acquisition), we may not be able to successfully integrate the acquired business. We face additional risks in connection with acquisitions, including that:
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
Online commerce is still developing in the geographies in which we operate. Our future revenue depends substantially on our customers, suppliers, merchants, and advertisers accepting the Internet as a way to conduct commerce, to purchase goods and services, and to carry out financial transactions. For us to grow our customer base successfully, more customers, merchants, and suppliers must accept and adopt new ways of conducting business and exchanging information, including through mobile devices. Further, service interruptions in Internet access could prevent customers from accessing our apps or websites and placing orders, and frequent interruptions could discourage customers from using our apps or websites, which could cause us to lose customers and harm our results of operations. In addition, we have no control over the costs of the services provided by the telecommunications operators. For more, see the risk factor titled “Our business depends on network and mobile infrastructure, third-party data center hosting facilities, other third-party providers, and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our apps or websites or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of customers, suppliers, or merchants.”
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

Coupang, Inc.	2023 Form 10-K	18

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
Coupang Pay’s services are highly regulated. Coupang Pay is required to comply with numerous complex and evolving laws, rules, and regulations, particularly in the areas of online and mobile payment services. In addition, as Coupang Pay expands the type and reach of its services within Korea and into international geographies, it will become subject to additional legal and regulatory risks

Coupang, Inc.	2023 Form 10-K	19

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
Factors such as inflation, increased food costs, increased labor and employee benefit costs, increased rental costs, or increased energy costs have increased, and may continue to increase, our operating costs and those of our suppliers and independent contractors. Many of the factors affecting suppliers and independent contractors are beyond the control of these parties. In many cases, these increased costs may cause suppliers and independent contractors to spend less time providing services to our customers or to seek alternative sources of income. Likewise, these increased costs may cause suppliers and independent contractors to pass costs on to us and our customers by increasing prices, which would likely cause order volume to decline, and may cause suppliers or independent contractors to cease operations altogether.
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

Coupang, Inc.	2023 Form 10-K	20

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

Coupang, Inc.	2023 Form 10-K	21

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

Coupang, Inc.	2023 Form 10-K	22

Our business could be disrupted by catastrophic occurrences and similar events.
Our business and the infrastructure on which our business relies is vulnerable to damage or interruption from catastrophic occurrences, such as earthquakes, floods, fires, extreme weather events (whether as a result of climate change or otherwise), power loss, telecommunication failures, criminal acts, sabotage, other intentional acts of violence, vandalism and misconduct, war, civil unrest, terrorist attacks, geopolitical events, including those related to hostilities between North and South Korea and tensions between China and Taiwan, disease and pandemics, and similar events. For example, in June 2021, there was a fire at our Deokpyeong fulfillment center which caused extensive damage to our fulfillment center and delayed delivery. Our Korean corporate offices and certain of the data centers in which we operate are located in regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural or man-made disaster or other unanticipated problems at our facilities or the facilities of our cloud providers could result in disruptions, outages, and other performance and quality problems. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be seriously harmed.
The frequency and intensity of weather events related to climate change are increasing, which could increase the likelihood and severity of such disasters as well as related damage and business interruption. The long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions, drought, or rising sea levels) or transition risks (such as regulatory or technology changes or increased operating costs, including the cost of insurance) are expected to be widespread and unpredictable. Certain impacts of physical risk may include: temperature changes that increase the heating and cooling costs at fulfillment centers; extreme weather patterns that affect the production or sourcing of certain products or commodities; and flooding and extreme storms that damage or destroy our buildings and inventory. Impacts of transition risks may include: changes in energy and commodity prices driven by climate-related weather events; prolonged climate-related events affecting macroeconomic conditions with related effects on consumer spending and confidence; stakeholder perception of our engagement in climate-related policies; new regulatory requirements resulting in higher compliance risk and operational costs; and increased insurance costs.
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
We face risks associated with our investment portfolio.
Our investment policies and strategies may result in a variety of short-term and long-term investments. These investments may include (either directly or indirectly) obligations (including certificates of deposit) of banks, money market funds, government securities, and other short-term securities. These investments are subject to general market, interest rate, credit and liquidity risks, and such risks may be exacerbated during periods of unusual financial market volatility. Investments in these securities and funds are not insured against loss of principal. Under certain circumstances, we may be required to redeem all or part of these securities or funds at less than par value. A decline in the value of our investments, or a delay or suspension of our right to redeem them, may have a material adverse effect on our results of operations, liquidity and financial condition.
Restrictions in our credit agreements could materially and adversely affect our operating flexibility.
We are party to a senior unsecured revolving credit facility as well as various other credit agreements. Our credit agreements may limit our ability to, among other things:
•incur or guarantee additional debt;
•make certain investments and acquisitions;
•make certain restricted payments and prepayments of certain indebtedness;

Coupang, Inc.	2023 Form 10-K	23

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
We have had material weaknesses previously reported in our internal control over financial reporting that have been remediated, but if we fail to properly manage our internal control over financial reporting on a go forward basis, future material weaknesses could be identified that could result in a material misstatement in our financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In order to properly manage our internal control over financial reporting, we may need to take additional measures, including system migration and automation, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to ensure that our internal controls will remain effective and eliminate the possibility that other material weakness or deficiencies may develop or be identified in the future. Implementing any changes to our internal controls may distract our officers and employees and require expenditures to implement new process or modify our existing processes. If we experience future material weaknesses or deficiencies in internal controls (whether due to acquisitions or otherwise) and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, will be adversely affected. Any such failure could result in investors losing confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be adversely affected, and we could become subject to litigation or investigations by the New York Stock Exchange (the “NYSE”), the SEC, Korean authorities, or other regulatory authorities, which could require additional financial and management resources and materially and adversely affect our business and results of operations.
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

Coupang, Inc.	2023 Form 10-K	24

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
Our fulfillment infrastructure requires a substantial number of workers, and these positions tend to have higher than average turnover. During certain periods there may be shortages of labor supply for our workforce, which, could increase our labor costs and make it difficult to hire and deploy a sufficient number of people to operate our fulfillment network as efficiently as we would like. Failure to hire and retain capable fulfillment, delivery personnel, and other labor support may lead to underperformance of these functions and cause disruption to our business. Labor costs in Korea have increased in connection with heightened scrutiny of workplace conditions. Therefore, to maintain and enhance our competitiveness, we may from time to time need to adjust certain elements of our operations in response to evolving economic conditions, political climate, and business needs. These adjustments, however, may not be sufficient to allow us to address the various challenges we face or improve our results of operations and financial performance as expected.
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

Coupang, Inc.	2023 Form 10-K	25

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
The Constitution of the Republic of Korea provides workers with rights to collective bargaining and collective action. Currently, some of our workforce are members of labor unions, with which we are currently negotiating collective bargaining agreements. Unionization of more of our employees or any of our independent delivery partners, actual or threatened strikes, work stoppages or slowdowns may occur and could have an adverse impact on our business, financial condition, or results of operations.
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

Coupang, Inc.	2023 Form 10-K	26

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
Our Korean subsidiary, Coupang Corp., and a group of companies affiliated with it have been designated as a business group subject to regulatory oversight and restrictions under the Korean Monopoly Regulation and Fair Trade Act. This designation - which is reviewed and may be re-designated under the Korean Monopoly Regulation and Fair Trade Act by the KFTC on an annual basis — imposes additional corporate governance and public disclosure requirements on the subsidiary entities (which could also be applied to individual executives). These requirements will also create additional costs of compliance and subject the group of affiliated companies to greater regulatory scrutiny and risk of penalties for any failure to comply with the additional obligations imposed.
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

Coupang, Inc.	2023 Form 10-K	27

Our business may be adversely affected by developments that negatively impact the Korean economy and uncertainties in economic conditions that impact spending patterns of our customers in Korea.
We have historically generated a substantial majority of our revenue from sales in Korea. Our future performance will depend in large part on Korea’s future economic growth. Adverse developments in Korea’s economy as a result of various factors, including economic, political, legal, regulatory, and social conditions in Korea may have an adverse effect on customer spending, which may not allow us to achieve our desired revenue growth. The economic indicators in Korea in recent years have shown mixed signs of growth and uncertainty as the Korean economy is closely tied to, and is affected by developments in, the global economy. In recent years, adverse conditions and volatility in the worldwide financial markets, fluctuations in oil and commodity prices, inflationary pressures, elevated interest rates, acts of war, geopolitical conflicts, terrorism, and disease outbreaks, have contributed to the uncertainty of global economic prospects in general and have adversely affected, and may continue to adversely affect, the Korean economy. Due to liquidity and credit concerns and volatility in the global financial markets, the value of the KRW relative to the USD and other foreign currencies and the stock prices of Korean companies have fluctuated significantly in recent years. Further declines in the Korea Composite Stock Price Index, large amounts of sales of Korean securities by foreign investors, and subsequent repatriation of the proceeds of such sales may adversely affect the value of the KRW, the foreign currency reserves held by financial institutions in Korea, and the ability of Korean companies to raise capital. Any future deterioration of the Korean economy or the global economy could adversely affect our business, financial condition, and results of operations.
Potential developments that could have an adverse impact on Korea’s economy include:
•declines in customer confidence, decreases in consumer disposable income, a slowdown in customer spending and higher levels of unemployment;
•adverse conditions or developments in the economies of countries and regions that are important export and import markets for Korea, such as Taiwan, China, the United States, Europe, and Japan, or in emerging market economies in Asia or elsewhere, including as a result of deteriorating economic and trade relations between the United States and China and increased uncertainties resulting from the United Kingdom’s exit from the European Union;
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
•acts of war or geopolitical uncertainty and risk of further attacks by terrorist groups around the world;
•the occurrence of severe health epidemics in Korea or other parts of the world;
•deterioration in economic or diplomatic relations between Korea and its trading partners or allies, including deterioration resulting from territorial or trade disputes or disagreements in foreign policy (such as the ongoing trade disputes with Japan);

Coupang, Inc.	2023 Form 10-K	28

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
A substantial percentage of our revenue and costs are denominated in KRW and the Chinese Renminbi, and a significant portion of our financial assets are also denominated in KRW, while a substantial portion of our debt is denominated in USD. We are a holding company and we may receive dividends, loans and other distributions on equity paid by our operating subsidiaries in Korea. Any significant fluctuations in the value of the KRW may materially and adversely affect our liquidity and cash flows. For example, the depreciation of the KRW and other foreign currencies against the USD typically results in a material increase in the cost of fuel and equipment purchased from outside of Korea and the cost of servicing debt denominated in currencies other than the KRW. As a result, any significant depreciation of the KRW or other major foreign currencies against the USD may have a material adverse effect on our results of operations. If we decide to convert our KRW into USD for the purpose of repaying principal or interest expense on our outstanding USD-denominated debt, making payments for stock repurchases or dividends on our Class A common stock, or other business purposes, depreciation of the KRW or other foreign currencies against the USD would have a negative effect on the USD amount we would receive. Conversely, to the extent that we need to convert USD into KRW for our operations, appreciation of the KRW against the USD would have an adverse effect on the KRW amount we would receive.
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
We are subject to changing laws and regulations everywhere we do business, including in Korea. For example, the KFTC is increasingly focused on regulating various new industries including what they describe as online platform companies. The KFTC takes the position these regulations could apply to the Company. Any additional regulations that may apply to us, including, but not limited to, regulation related to retail, online retail, or technology, could have an adverse effect on our business, financial condition, and results of operation.
Additional enacted or proposed regulations include numerous consumer related provisions in the online shopping industry. Implementation of any of these regulations could have an adverse effect on our business

Coupang, Inc.	2023 Form 10-K	29

Finally, the Act on Punishment for Serious Accidents, etc. (the “Serious Accidents Act”) became effective in 2022. The Serious Accidents Act imposes enhanced liability (including criminal liability) on businesses, managers, and individuals who are responsible for causing loss of life by failing to fulfill duties relating to workplace safety and health or risk prevention. The Serious Accidents Act provides the potential for criminal punishment, public disclosure of punishment, and monetary damages, including punitive damages up to five times the actual damages suffered. The Serious Accidents Act extends potential liability to a wider group of persons than under pre-existing law, including those who oversee safety and health matters for the business concerned and also general managers of the business.
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
We face risks relating to our delivery services. We use independent delivery partners to deliver prepared food and some packages. For example, on top of the tens of thousands of individuals that have signed up as Coupang Flex partners, we have contracted with other Delivery Service Providers. Similarly, our Coupang Eats service delivers food prepared by independent restaurants using the services of independent EDPs. Third parties have in the past and could in the future assert legal claims against us relating to safety incidents associated with delivery drivers. Orders made via Rocket Delivery and Coupang Eats are delivered by drivers of motor vehicles. Some drivers delivering orders via these services have been involved in motor vehicle accidents, and some drivers may be involved in motor vehicle accidents in the future.
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

Coupang, Inc.	2023 Form 10-K	30

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
Government regulation of the Internet, online retail, and mobile commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could adversely affect our business, financial condition, and results of operations.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, online retail, and mobile commerce. Existing, proposed, and future regulations and laws could change our liabilities and impede the growth of the Internet, online retail, or mobile commerce. These regulations and laws may involve taxes, tariffs, consumer protection, competition and antitrust, privacy and data security, anti-spam, content protection, electronic contracts and communications, and gift cards, among other topics. It is not clear how existing laws governing issues such as property ownership, fair trade, sales and other taxes, and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, online retail, and mobile commerce. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation or our business or result in proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our apps and websites by customers and merchants, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.
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

Coupang, Inc.	2023 Form 10-K	31

websites, networks, and systems are subject to security threats, including hacking of our systems, denial-of-service attacks, viruses, malicious software, ransomware, break-ins, phishing attacks, social engineering, security breaches, or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our apps, websites, networks, and systems, or that we otherwise maintain. Such risks extend not only to our own apps, websites, networks, and systems, but also to those of third-party services providers and our customers, contractors, business partners, vendors, and other third parties. Moreover, techniques used to obtain unauthorized access to or sabotage systems change frequently and are becoming increasingly sophisticated and may not be known until launched against us or our third-party service providers, increasing the difficulty of detecting and defending against such threats. We have observed an increase in the frequency of the security threats we and our third-party service providers face, and we expect these activities to continue to increase. Geopolitical tensions or conflicts, such as the conflict between Russia and Ukraine, and the increased adoption of artificial intelligence technologies, may further heighten the risk of cyber security incidents. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. As a result of any security breach, our reputation and brand could be damaged, our business could suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation, or regulatory action and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have an adverse effect on our business, financial condition, and results of operations.
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
Moreover, we are also subject to other data privacy and protection laws regulating the collection, use, retention, disclosure, transfer, and processing of personal information, such as the California Consumer Privacy Act, which was significantly modified by the California Privacy Rights Act, similar laws in other states in the US, and the European Union's General Data Protection Regulation. The potential effects of these laws are far-reaching, continue to evolve, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply with the obligations imposed by the governments of the foreign jurisdictions in which we do business or seek to do business and we may be required to make significant changes in our business operations, all of which may adversely impact our business. These and other privacy and cybersecurity laws may carry significant potential penalties for noncompliance.
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

Coupang, Inc.	2023 Form 10-K	32

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

Coupang, Inc.	2023 Form 10-K	33

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
Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules, and regulations or the promulgation of new laws, rules, and regulations applicable to us and our business, including those relating to the Internet and retail sales, Internet advertising and price display, consumer protection, economic and trade sanctions, tax, payments, foreign exchange regulations, banking, data security, network and information systems security, data protection, and privacy. As a result, regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for our offerings, limit marketing methods and capabilities, affect our margins, increase costs, or subject us to additional liabilities.
Additionally, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet and retail sales that may relate to liability for information retrieved from or transmitted over the Internet, display of certain taxes and fees, online editorial and user-generated content, user privacy, data security, network and information systems security, behavioral and online advertising, taxation, liability for third-party activities, quality of services, and consumer protection. Further, the growth and development of online retail may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.
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
Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional, and local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards, and incentives or mandates for renewable energy, as well as legal and regulatory requirements requiring certain climate-related disclosures, and pressure from stockholders, ratings agencies, and other third parties to make various climate-related disclosures. We expect regulatory requirements related to such matters to continue to expand globally. Such measures have subjected us, and may subject our vendors and suppliers, to additional costs and restrictions and require significant operating and capital expenditures, including with respect to waste and energy reduction, compliance costs, and workforce initiatives, which could adversely impact our business, results of operations and financial condition. Further, a failure to adequately meet regulatory measures or stakeholder expectations may result in non-compliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract customers, and an inability to attract and retain top talent.

Coupang, Inc.	2023 Form 10-K	34

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
The online retail industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation or investigations for many companies. We are currently party to litigation or disputes related to intellectual property rights of third parties, and we expect we will continue to be subject to such litigation, disputes, and investigations in the future, some of which may be material. Any intellectual property litigation or investigations to which we might become a party, or for which we are required to provide indemnification, may require us to, among other things, (i) cease selling certain products, (ii) make substantial payments for legal fees, settlement payments, or other costs or damages, (iii) change our processes or technology, obtain license(s), which may not be available on reasonable terms or at all, to use the relevant technology or process, or (iv) redesign the allegedly infringing processes to avoid infringement, misappropriation or violation.
Whether or not these claims are resolved in our favor, they could divert the resources of our management and adversely affect our reputation, business, financial condition, and results of operations.
Some of our software and systems contain open source software, which may pose particular risks to our proprietary software and solutions.
We use, and expect to continue to use, open source software in our software and systems. The licenses applicable to open source software typically require that the source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. From time to time, we may face claims from third parties of infringement of their intellectual property rights, or demanding the release or license of the open source software or derivative works that we developed using such software (which could include our proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. We may inadvertently use open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in the licensing of our technologies or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement or change the use of the implicated open source software. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities, or other contractual protections with respect to the software (for example, non-infringement or functionality). Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our apps or websites and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have an adverse effect on our business, financial condition, and results of operations.

Coupang, Inc.	2023 Form 10-K	35

Risks Related to Taxes
Changes in the tax treatment of companies engaged in online retail may adversely affect the commercial use of our apps and websites and our financial results.
The Korean National Tax Service or the Korean Ministry of Economy and Finance may attempt to introduce new tax regimes in alignment with the Korean government’s recent international-tax overhaul attempt to address the tax challenges arising from the digitalization of the economy including online retail. This may lead the Korean government to impose additional or new regulations on our business or levy additional or new sales, income or other taxes relating to our activities. New or revised tax regulations may subject us or our customers to additional sales, income, and other taxes. We cannot predict the effect of current attempts to impose sales, income, or other taxes on online retail. New or revised taxes could increase the cost of doing business online and decrease the attractiveness of advertising and selling merchandise and services over the Internet. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material and adverse effect on our business, financial condition, and results of operations.
We may experience fluctuations in our tax obligations and effective tax rate, which could materially and adversely affect our results of operations.
We are subject to taxes in the United States, Korea, China, Taiwan and other foreign jurisdictions where we operate. We are a Delaware corporation that is treated as a domestic corporation for U.S. federal income tax purposes. Under the rules of the Internal Revenue Code of 1986, as amended, we may be subject to U.S. federal income tax on a substantial portion of any income earned by our non-U.S. affiliates, regardless of whether that income is distributed to us, although it may be possible to offset some or all of any U.S. tax liability with credits for non-U.S. income taxes paid by the non-U.S. affiliates. These rules are extremely complicated, and their impact on us will depend on the results of our future operations and cannot be predicted or quantified at this time.
Also, in 2021, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two model rules defining the global minimum tax rules, which contemplate a jurisdictional 15% minimum tax rate. The OECD continues to release additional guidance on these rules and the framework calls for law enactment by local countries to take effect in 2024 or 2025. These changes, when enacted by various countries in which we do business, may increase our taxes in these countries. South Korea has enacted legislation to implement OECD framework including the Under-taxed Profit Rules (the “UTPR”) which may impose additional reporting and compliance obligations to our group effective from January 1, 2025. This minimum tax will be treated as a period cost in future years and did not impact operating results for 2023. We are continuing to monitor legislative developments and are in the process of evaluating the potential impact of Korean and other legislation on our taxes.
Our effective tax rate could fluctuate due to changes in the proportion of our earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses; changes in excess tax benefits of equity-based compensation expense; changes in the valuation of, or our ability to use, deferred tax assets; impacts from global intangible low-taxed income (“GILTI”); and the applicability of withholding taxes.
Our effective tax rate in a given financial statement period may be materially impacted by:
•Changes in tax laws, regulations, and treaties, or the interpretation thereof,
•the practices of tax authorities in jurisdictions in which we operate,
•tax policy initiatives and reforms under consideration,
•changes in the need for a valuation allowance on our deferred tax assets;
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

Coupang, Inc.	2023 Form 10-K	36

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
Our ability to utilize net operating loss carryforwards may be limited.
As of December 31, 2023, our Korean affiliates had approximately $2.4 billion of net operating losses (“NOLs”) carryforwards available to reduce future taxable income, which will begin to expire in 2026. The utilization of Korea NOL carryforwards is generally limited to 80% of taxable income in the year of utilization.
Realization of these NOL carryforwards depends on our future taxable income in Korea and there is a risk that portions of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results.
We maintain a valuation allowance on all our net deferred tax assets in China and Taiwan as we have determined that it is more likely than not that we would not recognize the benefits of these assets. For additional information, see Part II, Item 8 “Financial Statements and Supplementary Data” — Note 6 — "Income Taxes" to the consolidated financial statements.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with Bom Kim, who beneficially holds all of our Class B common stock representing in the aggregate 75.8% of the voting power of our capital stock.
All of our shares of Class B common stock, which has 29 votes per share, are beneficially held by Bom Kim, our Founder and Chief Executive Officer. Our Class A common stock, which is the stock we list on the NYSE, has one vote per share. Our Class A common stock and Class B common stock vote together as a single class on all matters, except as otherwise required by applicable law or our certificate of incorporation. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon any transfer, whether or not for value, except certain transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in our certificate of incorporation. Upon any conversion of shares of Class B common stock into shares of Class A common stock, the voting power of any existing holder of Class A common stock in any vote of the Class A common stock voting separately as a class will be diluted to the extent of the additional shares of Class A common stock issued as a result of the conversion, but because there will be fewer shares of Class B common stock outstanding as a result of such a conversion, the voting power of any existing holder of Class A common stock in any vote of all shares of capital stock voting together as a class will increase because there will be fewer shares of the higher vote Class B common stock outstanding. Because of the 29-to-one voting ratio between our Class B and Class A common stock, the Class B common stock held by Mr. Kim represent, in the aggregate, 75.8% of the combined voting power of our capital stock as of December 31, 2023. The control by Mr. Kim of a majority of the combined voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may defer, prevent, or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Mr. Kim also has the ability to control our management and major strategic investments as a result of his position as our Chief Executive Officer. Although Mr. Kim owes a fiduciary duty to our stockholders as a board member and officer, as a stockholder, Mr. Kim is entitled to vote his shares in his own interest, which may not always be in the interest of our stockholders generally. Similarly, a reduction in Mr. Kim’s shareholdings could impact his ability to control corporate matters.
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

Coupang, Inc.	2023 Form 10-K	37

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
•changes in our dividend or stock repurchase activities;
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
•health epidemics and pandemics, influenza, and other highly communicable diseases or viruses; and
•sales or expectations with respect to sales of shares of our Class A common stock by us or our security holders.
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
Sales of a substantial number of shares of Class A common stock into the public market, particularly sales by our directors, executive officers, or principal stockholders, or the perception that these sales might occur, could cause the price of our Class A common stock to decline. As of December 31, 2023, we had 1,615,525,811 shares of Class A common stock outstanding. We have also registered shares of Class A common stock that we may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to applicable vesting requirements, compliance by affiliates

Coupang, Inc.	2023 Form 10-K	38

with Rule 144, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
The holders of approximately 36% of our shares of our Class A and Class B common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could cause the price per share of our Class A common stock to decline.
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

Coupang, Inc.	2023 Form 10-K	39

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Coupang has a cyber risk management framework designed to assess, identify, and manage cyber related risks. Cyber related risks are identified through audits, assessments, and incidents. Our vulnerability scanning process uses both automated tools and penetration testing to identify vulnerabilities within our environment.
We seek to identify, manage and reduce the risks and potential vulnerabilities by integrating controls and solutions into technology projects based on severity and priority. The Chief Information Security Officer (“CISO”), who has extensive cybersecurity knowledge and skills gained from over 15 years of work experience at the Company and elsewhere, leads our global information security organization responsible for overseeing the Coupang information security program. The CISO regularly reviews our cyber strategy with technology leadership in order to assess whether the cyber strategy is integrated across the organization. The CISO receives reports on cybersecurity threats from experienced information security officers in our security organization on an ongoing basis and in conjunction with management, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. We conduct annual assessments by certified external third-party assessors as part of our industry-recognized information security certifications, ISMS-P and ISO 27001. We also periodically have external third-party consultants conduct maturity assessments of our Information Security program. The results of these audits and assessments inform us about possible risks which are managed through our enterprise risk management process. We also employ external third-party vendors to provide cyber threat intelligence when relevant information is available or as requested. We also employ systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use.
The executive leadership team provides oversight and guidance on cyber policies, procedures, and strategies. Our Board of Director’s role in risk oversight is consistent with our leadership structure, with the executive leadership team having responsibility for assessing and managing risks we face in executing our business plans, and the Board and its committees providing oversight in connection with those efforts.
In addition to the full Board, the Audit Committee of the Board plays an important role in the oversight of our enterprise risk assessment and management activities, which identify key risks to our business, including risks related to cybersecurity, data privacy, and regulations, and assesses any steps taken to monitor and control such risk. The Audit Committee regularly meets with the CISO to discuss various cybersecurity matters including cyber strategy, cybersecurity risks, controls, including results of audits, mitigation strategies, areas of emerging risks, incidents, if any, and industry trends. We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported to the Audit Committee through ongoing updates until resolution.

We seek to identify and manage risks from cyber threat intelligence and lessons learned from known cyber incidents with our cyber risk management process and include these within our cyber risk strategy through major technology enhancements and projects. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition. Cybersecurity risks continue to increase, and as set out in our risk factors our services may be affected by cybersecurity and data security incidents, including but not limited to spyware, viruses, phishing, and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events, which could be material to the Company. See “Item 1A. Risk Factors” in this Form 10-K for additional discussion on the risks of future cyber incidents to our results of operations and financial condition.

Item 2. Properties
We lease our principal executive office in Seattle, Washington and additional office space in Korea, the United States, and throughout Asia. We lease or own over 55 million square feet of fulfillment and logistics space throughout Korea, as well as other parts of Asia and the United States. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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

Coupang, Inc.	2023 Form 10-K	40

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

Item 4. Mine Safety Disclosures
Not applicable.

Coupang, Inc.	2023 Form 10-K	41

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Market for Common Stock
Our Class A common stock is traded on the New York Stock Exchange under the symbol “CPNG.” Our Class B common stock is not listed or traded on any stock exchange.
Holders of Common Stock
As of February 22, 2024, there were 37 holders of record of our Class A common stock and one holder of record of our Class B common stock. Because some of our shares of class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have not in the past and do not anticipate declaring or paying any cash dividends in the foreseeable future. Additionally, we may enter into agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends or make distributions on our capital stock. The ability of certain subsidiaries to pay dividends to Coupang, Inc. is restricted due to terms which require the subsidiaries to meet certain financial covenants. In addition, Coupang, Inc.’s Korean subsidiaries, have certain regulatory restrictions that only allow dividend payments to be made while maintaining a positive net equity balance or if dividends are paid out of the current year’s income, if any. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors our board of directors may deem relevant.
Issuer Purchases of Equity Securities and Sales of Unregistered Equity Securities
Issuer Purchases of Equity Securities
None.
Sales of Unregistered Equity Securities
None.

Item 6. [Reserved]

Coupang, Inc.	2023 Form 10-K	42

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-K. You should review the disclosure in Part I—Item 1A. "Risk Factors" in this Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.
Overview
Coupang is one of the largest retailers in Asia, with a mission to revolutionize the everyday lives of its customers and create a world where people wonder, “How did we ever live without Coupang?” Coupang is headquartered in the United States, with operations and support services performed in geographies including South Korea, Taiwan, Singapore, China, and India. We believe that we are a preeminent online destination because of our broad selection, low prices, and exceptional delivery and customer experience across our owned inventory selection as well as products offered by third-party merchants. Our unique end-to-end integrated fulfillment, logistics, and technology network enables Rocket Delivery, which provides free, next-day delivery for orders placed anytime of the day, even seconds before midnight—across millions of products in Korea. Our structural advantages from complete end-to-end integration, investments in technology, and scale economies generate higher efficiencies that allow us to pass savings to customers in the form of lower prices. The capabilities we have built provide us with opportunities to expand into other offerings and geographies.
We believe the true measure of our success will be shareholder value created over the long term. Our long-term investments in building a differentiated technology-orchestrated network and customer-facing functionality have helped build a business that we expect will deliver significant growth and cash flows at scale. We have in turn successfully reinvested to expand existing offerings and develop new offerings, such as with our owned-inventory and marketplace selection, FLC merchant services, Rocket WOW membership, Rocket Fresh, Coupang Eats, and Coupang Play, among others in Korea.
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
Farfetch Acquisition
In January 2024 we completed the Farfetch Acquisition which will be consolidated in our results beginning in Q1 2024. Farfetch has a history of operating losses, and to what extent their future results may impact our consolidated results is unknown.

Coupang, Inc.	2023 Form 10-K	43

Key Financial and Operating Highlights:

(in millions)	2023	2022	% Change
Total net revenues	$24,383	$20,583	18%
Total net revenues, constant currency(1)	$24,637	$23,236	20%
Gross profit(2)	$6,190	$4,710	31%
Net income (loss)	$1,360	$(92)	NM(3)
Net income (loss) margin	5.6%	(0.4)%
Adjusted EBITDA(1)	$1,074	$381	182%
Adjusted EBITDA margin(1)	4.4%	1.9%
Net cash provided by operating activities	$2,652	$565	NM(3)
Free cash flow(1)	$1,775	$(246)	NM(3)
Segment adjusted EBITDA:
Product Commerce	$1,540	$606	154%
Developing Offerings	$(466)	$(225)	107%
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
(3)Non-meaningful.
Key Business Metrics

	Three Months Ended December 31,
(in millions, except net revenues per Active Customer)	2023	2022
Active Customers	21.0	18.1
Total net revenues per Active Customer	$312	$294
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
Net Revenues per Active Customer
Net revenues per Active Customer is the total net revenues generated in a period divided by the total number of Active Customers in that period. A key driver of growth is increasing the frequency and the level of spend of Active Customers who are shopping on our apps or websites. We therefore view net revenues per Active Customer as a key indicator of engagement and retention of our customers and our ability to drive future revenue growth.

Coupang, Inc.	2023 Form 10-K	44

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
Constant Currency Revenue Growth	• Constant currency revenue growth (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.

Coupang, Inc.	2023 Form 10-K	45

Reconciliation of GAAP to Non-GAAP Measures
Free Cash Flow

(in millions)	2023	2022
Net cash provided by operating activities	$2,652	$565
Adjustments:
Purchases of land and buildings	(374)	(226)
Purchases of equipment	(522)	(598)
Total purchases of property and equipment	$(896)	$(824)
Proceeds from sale of property and equipment	19	13
Total adjustments	$(877)	$(811)
Free cash flow	$1,775	$(246)
Net cash used in investing activities	$(927)	$(848)
Net cash provided by financing activities	$199	$247
Adjusted EBITDA and Adjusted EBITDA Margin

(in millions)	2023	2022
Total net revenues	$24,383	$20,583

Net income (loss)	1,360	(92)
Net income (loss) margin	5.6%	(0.4)%
Adjustments:
Depreciation and amortization	275	231
Interest expense	48	27
Interest income	(178)	(53)
Income tax benefit	(776)	(1)
Other expense, net	19	7
Equity-based compensation	326	262
Adjusted EBITDA	$1,074	$381
Adjusted EBITDA margin	4.4%	1.9%
Constant Currency Revenue and Constant Currency Revenue Growth

	2023			2022	Year over Year Growth
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$21,223	$221	$21,444	$18,338	16%	17%
Net other revenue	3,160	33	3,193	2,245	41%	42%
Total net revenues	$24,383	$254	$24,637	$20,583	18%	20%

Net Revenues by Segment
Product Commerce	$23,594	$246	$23,840	$19,955	18%	19%
Developing Offerings	789	8	797	628	26%	27%
Total net revenues	$24,383	$254	$24,637	$20,583	18%	20%
Certain amounts may not foot due to rounding.

Coupang, Inc.	2023 Form 10-K	46

Results of Operations

				% Change
(in millions)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Net retail sales	$21,223	$18,338	$16,488	16%	11%
Net other revenue	3,160	2,245	1,918	41%	17%
Total net revenues	24,383	20,583	18,406	18%	12%

Cost of sales	18,193	15,873	15,455	15%	3%
Operating, general and administrative	5,717	4,822	4,445	19%	8%
Total operating cost and expenses	23,910	20,695	19,900	16%	4%

Operating income (loss)	473	(112)	(1,494)	NM(1)	(93)%
Interest income	178	53	9	NM(1)	NM(1)
Interest expense	(48)	(27)	(45)	78%	(40)%
Other expense, net	(19)	(7)	(12)	171%	(38)%
Income (loss) before income taxes	584	(93)	(1,542)	NM(1)	(94)%
Income tax (benefit) expense	(776)	(1)	1	NM(1)	NM(1)
Net income (loss)	$1,360	$(92)	$(1,543)	NM(1)	(94)%
(1)Non-meaningful.
A discussion regarding our financial condition and results of operations for 2022 compared to 2021 can be found under Part II, Item 7 — “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for 2022.
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

			% Change
(in millions)	2023	2022	As Reported	Constant Currency
Net retail sales	$21,223	$18,338	16%	17%
Net other revenue	3,160	2,245	41%	42%
Total net revenues	$24,383	$20,583	18%	20%
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

Coupang, Inc.	2023 Form 10-K	47

Fulfillment and Logistics by Coupang (“FLC”) is a Product Commerce offering that enables participating merchants to leverage our end-to-end integrated logistics and fulfillment network. The previous contract terms with FLC merchants resulted in the transfer of control of the merchants’ products to us and Coupang is the seller of record in these transactions, whereby revenue is recorded on a gross basis (principal). Beginning in the second quarter of 2023, we changed the FLC program and related contracts with merchants, streamlining the overall process for merchants and us. As a result of these changes, control of these products is no longer transferred to the Company prior to sales. The change impacted how we recognize a portion of our revenue, from a gross basis (principal) to a net basis (agent). As of the end of the second quarter of 2023, the previous contract terms had expired, after which commissions and logistics and fulfillment fees earned from FLC merchants under the new contracts are recorded in net other revenue. This will continue to result in a prospective reduction in total net revenues associated with FLC compared to historical periods, with no significant corresponding impact on gross profit expected.
The following table presents our total net revenues by segment.

			% Change
(in millions)	2023	2022	As Reported	Constant Currency
Product Commerce	$23,594	$19,955	18%	19%
Developing Offerings	789	628	26%	27%
Total net revenues	$24,383	$20,583	18%	20%
The increase in Product Commerce net revenues are primarily due to continued growth in our Active Customers and total net revenues per Active Customer, driven by increased product selection of our owned inventory, increased customer engagement across more product categories, and increased merchants available on our marketplace. This was partially offset by the net revenue impact of our transition of FLC merchants to new contracts now recognized on a net basis.
The increase in Developing Offerings net revenues are primarily due to our growth initiatives in Taiwan.
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
The increase in cost of sales primarily reflects higher volume from increased sales and customer demand. Cost of sales as a percentage of revenue decreased from 77.1% for 2022 to 74.6% for 2023 primarily due to further operational efficiencies, continued supply chain optimization, and an increased percentage of revenues earned from higher margin revenue categories and offerings, including the enhanced FLC program. These benefits were partially offset by the impacts from our growth initiatives in developing offerings.
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
The increase in operating, general and administrative expenses primarily reflects increases in fulfillment costs due to growth in our business and slightly higher advertising expenses, reflecting growth in revenues. These expenses as a percentage of revenue were unchanged at 23.4% for 2022 and 2023 as continued operating efficiencies were offset by decreased revenues from the transition to the new FLC contracts beginning in the second quarter of 2023.
Interest Income
Interest income primarily consists of interest earned on our deposits held with financial institutions.
Interest income increased $125 million compared to the prior year. The increase in interest income was primarily due to higher interest rates in 2023 combined with our higher average cash and cash equivalent balances.
Income Taxes
We are subject to income taxes predominantly in Korea, as well as in the United States and other foreign jurisdictions in which we do business. Foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our

Coupang, Inc.	2023 Form 10-K	48

foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate is subject to significant variation and can vary based on the amount of pre-tax income or loss, the relative proportion of foreign to domestic income, use of tax credits and changes in the valuation of our deferred tax assets and liabilities. Beginning in 2022, the Tax Cuts and Jobs Act, as currently enacted, requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which has and is expected to continue to increase the amount of our GILTI inclusion.
Our effective income tax rate changed from an expense of 1.1% in 2022 to a benefit of (133.1)% in 2023 due to the release of the valuation allowance for our Korean deferred tax assets in 2023. Our effective tax rate differs from the federal statutory rate due to valuation allowances, net operating losses and tax credits used for the periods, partially offset by the mix of our income (loss) before income taxes generated across the various jurisdictions in which we operate, including the impact of international provisions of the Tax Cuts and Jobs Act and permanent differences from non-deductible expenses. We expect that our effective tax rate in future periods will continue to differ significantly from the applicable statutory rate.
During 2023, we continued to see improved and sustained profitability, which presents objective positive evidence for the realizability of certain deferred tax assets. As such, based on the overall analysis of the positive and negative evidence in each tax jurisdiction, during 2023 we released the valuation allowance related to the Korea net operating loss deferred tax assets. The release of the valuation allowance in 2023 resulted in recognition of a portion of our net deferred tax assets and a benefit to our provision for income taxes of $905 million. We expect this change to result in a subsequently higher effective tax rate until the net operating losses are fully utilized, but we do not expect that it will materially impact our cash tax payments and related liabilities.
In addition to U.S. tax law changes, our global operations make the tax rate sensitive to significant foreign tax law changes. A number of countries have begun to enact legislation to implement the OECD’s international tax framework, including Pillar Two global minimum tax regime. South Korea has enacted legislation to implement OECD framework including the Under-taxed Profit Rules (the “UTPR”) which may impose additional reporting and compliance obligations to our group effective from January 1, 2025. This minimum tax will be treated as a period cost in future years and did not impact operating results for 2023. We are continuing to monitor legislative developments and are in the process of evaluating the potential impact of Korean and other legislation on our results of future operations.
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

(in millions)	2023	2022	% Change
Product Commerce	$1,540	$606	154%
Developing Offerings	(466)	(225)	107%
Consolidated adjusted EBITDA	$1,074	$381	182%
(1)Non-meaningful.
The improvement in Product Commerce segment adjusted EBITDA was primarily due to an increase in net revenues, further operational efficiencies, improvements from supply chain optimization, and an increased percentage of revenues earned from higher margin revenue categories and offerings.
The increased loss in Developing Offerings segment adjusted EBITDA was the result of increased investments in our Eats and Taiwan offerings, and higher content costs for our Coupang Play offering. These losses were partially offset by efficiencies in delivery costs associated with Coupang Eats.
Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our primary sources of liquidity are cash on hand, supplemented through various debt financing arrangements and sales of our equity securities. We had total cash, cash equivalents and restricted cash of $5.6 billion as of December 31, 2023, of which $3.9 billion was held by our foreign subsidiaries and may not be freely transferable to the U.S due to local laws or other restrictions. Additionally, we have $875 million available under the Revolving Credit Facility as amended in January 2024, as described below.
The ability of certain subsidiaries to transfer funds or pay dividends to Coupang, Inc. is also restricted due to terms which require the subsidiaries to meet certain financial covenants, including requirements to maintain a positive net equity balance or having current period income.

Coupang, Inc.	2023 Form 10-K	49

As of December 31, 2023 and 2022, we had stockholders’ equity of $4.1 billion and $2.4 billion, respectively. We have periodically incurred losses in prior periods and may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, particularly with respect to our Developing Offerings segment, which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and continuation to expand services, we plan to build new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next three years. These contracts have remaining capital expenditures commitments of $114 million as of December 31, 2023. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.
At closing of the Farfetch Acquisition, a Coupang subsidiary provided additional cash funding to Farfetch of $150 million, and contributed the outstanding $150 million bridge loan towards the Farfetch Acquisition. The limited partnership is further obligated to fund Farfetch up to $200 million within twelve months of the acquisition date.
Changes in our cash flows were as follows:

(in millions)	2023	2022	Change
Net cash provided by operating activities	$2,652	$565	$2,087
Net cash used in investing activities	$(927)	$(848)	$(79)
Net cash provided by financing activities	$199	$247	$(48)
Operating Activities

(in millions)	2023	2022	Change
Net income (loss)	$1,360	$(92)	$1,452
Adjustments to reconcile net income (loss) to net cash provided by operating activities	354	1,035	(681)
Change in operating assets and liabilities	938	(378)	1,316
Net cash provided by operating activities	$2,652	$565	$2,087
The year-over-year change in operating cash flow was primarily driven by a $1.5 billion improvement in net income (loss), which resulted in net income for the year. Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities included changes in deferred income taxes of $843 million. Additionally, benefiting the improvement in cash used in operating activities were the changes in operating assets and liabilities, including a decrease in inventories of $323 million primarily from the implementation of the new FLC program combined with improved inventory management, and an increase in accounts payable of $1.1 billion primarily as a result of increased volume of purchases as well as improved payment terms, primarily with certain large, multi-national suppliers, partially offset by a reduction in payables from the FLC changes.
Investing Activities
The increase was primarily driven by the $75 million bridge loan made to Farfetch as of December 31, 2023, and a $72 million increase in purchases of property and equipment, primarily related to investments made in the current year in our fulfillment and logistics infrastructure, including purchases of buildings, land and equipment.
Financing Activities
The decrease was primarily driven by a $129 million decrease in proceeds from debt and short-term borrowings, partially offset by a $75 million decrease in repayments of debt and short-term borrowings due to the timing of maturities.
We believe that our sources of liquidity will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we may need additional cash resources in the future if we find and pursue other opportunities for investment, acquisition, strategic cooperation, or other similar actions, which may include investing in technology, our logistics and fulfillment infrastructure, or related talent. If we determine that our cash requirements exceed our amounts of cash on hand or if we decide to further optimize our capital structure, we may seek to issue additional debt or equity securities or obtain credit facilities or other sources of financing. This financing may not be available on favorable terms, or at all.
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

Coupang, Inc.	2023 Form 10-K	50

leases which expire over the next ten years as well as obligations for our debts. Total minimum contractual commitments due within the next 12 months were $1.0 billion as of December 31, 2023. Additionally, we have:
•operating leases that have not commenced with future minimum lease payments of $355 million with non-cancellable lease terms of 1 to 10 years;
•expected defined severance benefits to be paid of $889 million; and
•open purchase orders for inventories that are primarily due in the next twelve months, and are generally cancellable, in full or in part, through the contractual provisions.
Refer to Note 13 — "Commitments and Contingencies", Note 5 — "Defined Severance Benefits", and Note 10 — "Leases" in Part II, Item 8 - “Financial Statements and Supplementary Data” for disclosure of our future commitments.
Our short-term and long-term borrowings generally include lines of credit with financial institutions available to be drawn upon for general operating purposes.
Term Loan Facilities
In April 2023, we entered into a new three-year term loan facility agreement to borrow $178 million to finance the purchase of a fulfillment center and land. We pledged up to $214 million of certain land and buildings as collateral. The loan bears interest at a fixed rate of 6.76%.
Revolving Credit Agreement
We have a two-year Revolving Credit Agreement with a borrowing limit of $124 million that bears interest at the average of 91-days CD interest rate plus 2.30%. The revolving facility is secured by certain of our inventories.
Revolving Credit Facility
In January 2024, our senior unsecured credit facility (“the Revolving Credit Facility”) was amended to extend the maturity date to February 2026 and to bring the aggregate principal amount to $875 million. The Revolving Credit Facility continues to provide us the right to request incremental commitments up to $1.25 billion, subject to customary conditions.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at a rate per annum equal to (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted Term Secured Overnight Funding Rate (“SOFR”) rate for a one-month interest period plus 1.00% or (ii) an adjusted Term SOFR plus a margin equal to 1.00%. We are also required to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. The Revolving Credit Facility contains a number of covenants that, among other things, restrict our ability to:
•incur or guarantee additional debt;
•make certain investments and acquisitions;
•make certain restricted payments and payments of certain indebtedness;
•incur certain liens or permit them to exist; and
•make fundamental changes and dispositions (including dispositions of the equity interests of subsidiary guarantors).
Each of these restrictions is subject to various exceptions.
The Revolving Credit Facility is guaranteed on a senior unsecured basis by certain material restricted subsidiaries of Coupang, Inc. (including Coupang Corp.), subject to customary exceptions. The Revolving Credit Facility also contains certain customary affirmative covenants and events of default for facilities of this type.
The Revolving Credit Agreement and Revolving Credit Facility both require us to (i) maintain a ratio of secured indebtedness to total consolidated tangible assets of less than 35%, if we have $1 or more of revolving loans or any unreimbursed drawn letters of credit outstanding under the Revolving Credit Agreement or Revolving Credit Facility at the end of each fiscal quarter and (ii) maintain a minimum amount of liquidity of at least $625 million (or $313 million to the extent the aggregate commitment of the Revolving Credit Agreement or Revolving Credit Facility, respectively, is $500 million).
Refer to Note 12 — "Short-Term Borrowings and Long-Term Debt" in Part II, Item 8 - “Financial Statements and Supplementary Data” for disclosure of our debt obligations.

Coupang, Inc.	2023 Form 10-K	51

Farfetch Acquisition
In December 2023, we announced the pending acquisition of the business and assets of Farfetch, a leading global marketplace for the luxury fashion industry, which included a $500 million bridge loan to Farfetch and certain of its direct or indirect subsidiaries.
We established a limited partnership for the purposes of providing the bridge loan and acquiring all of the business and assets of Farfetch, owned 80.1% by Coupang, Inc and 19.9% by certain funds advised or managed by Greenoaks Capital Partners, LLC (“Greenoaks”). The limited partnership is included in the Company’s consolidated operating results as of December 31, 2023.
As of December 31, 2023, the limited partnership provided $75 million of financing under the bridge loan, and in January 2024, an additional $75 million was provided. Financings under the bridge loan, as well as capital contributions, are provided by the partners in accordance with their ownership percentages.
As announced on January 31, 2024, the acquisition was completed. At closing, the limited partnership provided additional cash funding to Farfetch of $150 million. Additionally, $150 million previously provided under the bridge loan was contributed towards the Farfetch Acquisition. The limited partnership is further obligated to fund Farfetch up to $200 million within twelve months of the acquisition date.
As part of the Farfetch Acquisition, a subsidiary of the limited partnership assumed the then outstanding syndicated Term Loans of $633 million, inclusive of fees incurred, under Farfetch’s existing Credit Agreement with certain banks and financial institutions. The Term Loans are payable on October 20, 2027, early repayment permitted. Repayment of the Term Loans is due in quarterly installments, of 0.25%, payable on the last business day of each fiscal quarter. The Term Loans bear interest at a rate equal to SOFR plus 6.25% per annum. Immediately following the acquisition, Farfetch repurchased $60 million of the outstanding Term Loan.
The Term Loans contain customary affirmative covenants as well as customary negative covenants, including, but not limited to, restrictions on certain entities within Farfetch’s ability to incur additional debt, make investments, make distributions, dispose of assets, or enter into certain types of related party transactions. The loans are secured against specified assets of the Farfetch group and guaranteed by certain subsidiaries of Farfetch.
Refer to Note 15 — " Subsequent Event - Farfetch" in Part II, Item 8 - “Financial Statements and Supplementary Data” for further discussion.
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

Coupang, Inc.	2023 Form 10-K	52

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
Income Taxes
We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Although we believe our assumptions, judgments, and estimates are reasonable, changes in tax laws or our interpretation of tax laws, the resolution of any tax audits, and actual and expected future income could significantly impact the amounts provided for income taxes in our consolidated financial statements.
We record deferred tax assets net of valuation allowances when, based on the weight of available evidence, it is more likely than not that all or some portion of the recorded deferred tax assets will not be realized in future periods. Realization of deferred tax assets is dependent on the generation of future taxable income. In considering the need for a valuation allowance, we consider historical, as well as future projected taxable income on a jurisdiction-by-jurisdiction basis, along with other positive and negative evidence in assessing the realizability of its deferred tax assets. Actual operating results in future years could differ from our current assumptions, judgments, and estimates. As of December 31, 2023, after considering these factors, we determined that the positive evidence overcame any negative evidence, and concluded that it was more likely than not that the Korean deferred tax assets were realizable. As a result, we released the entire valuation allowance of $905 million related to the Korean net deferred tax assets as of December 31, 2023.
We also recognize and measure uncertain tax positions taken or expected to be taken in a tax return utilizing a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that has a likelihood of greater than 50 percent of being realized upon ultimate settlement. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from our estimates. See Part II, Item 8 “Financial Statements and Supplementary Data” — Note 6 — "Income Taxes" to the consolidated financial statements.
Defined Severance Benefits
We have severance benefits primarily related to employees in Korea. See Part II, Item 8 “Financial Statements and Supplementary Data” — Note 5 — "Defined Severance Benefits" to the consolidated financial statements.
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
At the end of each fiscal year, we determine the weighted-average discount rates and salary growth rates used to calculate the projected defined severance benefits obligation. The discount rates are an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. As of December 31, 2023, we determined the discount rates for the severance benefit plan used in determining the projected and accumulated benefit obligations to be 4.30% to 4.80%, as compared to 5.10% to 5.30% as of December 31, 2022. In estimating these rates, we review rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other defined benefit plan assumptions remain constant, a one percentage point decrease in the discount rates would result in an immaterial change in benefit plan expense during 2024. As of December 31, 2023, we determined the salary growth rates for the severance benefit plan used in determining the projected and accumulated benefit obligations to be 5.00% to 7.00%, as compared to 5.00% to 8.00% as of December 31, 2022. In estimating these rates, we review our historical and expected rates as well as industry growth rates.

Coupang, Inc.	2023 Form 10-K	53

Assuming all other defined benefit plan assumptions remain constant, a one percentage point decrease in the salary growth rates would result in an immaterial change in benefit plan expense during 2024.
Business Combinations
In January 2024, the Farfetch Acquisition was completed. Due to the timing of the acquisition, the initial accounting for the business combination is incomplete. As such, we are not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed. We expect to complete the initial accounting for the acquisition during the first quarter of 2024.
Under the acquisition method of accounting, we generally recognize the identifiable assets acquired and the liabilities assumed in an acquiree at their estimated fair values as of the date of acquisition. We measure goodwill as the excess of the fair value of consideration transferred over the net of the estimated fair values of the identifiable assets acquired and liabilities assumed.
The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the estimated fair values of identifiable tangible and intangible assets, liabilities assumed, non-controlling interests, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method also allows us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could materially decrease net income and result in lower asset values on our consolidated balance sheet.
These significant estimates are inherently uncertain as they relate to future economic conditions, future cash flows that we expect to generate from the acquired assets and customer behavior. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be accelerated or slowed.
Recently Adopted Accounting Pronouncements
See Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies" to the consolidated financial statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K.

Coupang, Inc.	2023 Form 10-K	54

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
Interest Rate Risk
As of December 31, 2023, we had cash, cash equivalents and restricted cash of $5.6 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from some of our variable rate debt as well as our undrawn Revolving Credit Agreement. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to structure a reasonable balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates. As of December 31, 2023, we had no balances outstanding under our lines of credit. An assumed hypothetical 10% change in prevailing interest rates would not have a material impact on our results of operations. Any future borrowings incurred under the Revolving Credit Facility and Revolving Credit Agreement would accrue interest at rates subject to current market conditions.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of $2.2 billion and a decrease in net income of $175 million for 2023.
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

Coupang, Inc.	2023 Form 10-K	55

Item 8. Financial Statements and Supplementary Data

Coupang, Inc.	2023 Form 10-K	56

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Coupang, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Coupang, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable convertible preferred units and stockholders’/members’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of condensed financial information of parent (Coupang Inc.) as of December 2023 and 2022 and for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Coupang, Inc.	2023 Form 10-K	57

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
Valuation of Defined Severance Benefits Obligation
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s defined severance benefits obligation was $396 million as of December 31, 2023. Management measures the defined severance benefits obligation annually, or more frequently if there is a remeasurement event, based on the measurement date utilizing certain assumptions including discount rates, salary growth rates, and certain employee-related factors, such as turnover, retirement age and mortality. Management reviews its actuarial assumptions and makes modifications to the assumptions based on current rates and trends when appropriate.
The principal considerations for our determination that performing procedures relating to the valuation of defined severance benefits obligation is a critical audit matter are (i) the significant judgment by management when estimating the defined severance benefits obligation; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to discount rates and salary growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the defined severance benefits obligation. These procedures also included, among others, testing management’s process for estimating the defined severance benefits obligation; evaluating the appropriateness of the actuarial model; testing the completeness and accuracy of the underlying data used in the model; and evaluating the reasonableness of management’s assumptions related to discount rates and salary growth rates. Evaluating management’s assumptions related to salary growth rates involved evaluating whether the assumptions used were reasonable considering the Company’s historical experience and expectation of future experience. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the actuarial model and the reasonableness of the assumptions relating to discount rates.

/s/ Samil PricewaterhouseCoopers
Seoul, Korea
February 28, 2024

We have served as the Company's auditor since 2014.

Coupang, Inc.	2023 Form 10-K	58

COUPANG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)	2023	2022	2021
Net retail sales	$21,223	$18,338	$16,488
Net other revenue	3,160	2,245	1,918
Total net revenues	24,383	20,583	18,406

Cost of sales	18,193	15,873	15,455
Operating, general and administrative	5,717	4,822	4,445
Total operating cost and expenses	23,910	20,695	19,900

Operating income (loss)	473	(112)	(1,494)

Interest income	178	53	9
Interest expense	(48)	(27)	(45)
Other expense, net	(19)	(7)	(12)
Income (loss) before income taxes	584	(93)	(1,542)

Income tax (benefit) expense	(776)	(1)	$1

Net income (loss)	$1,360	$(92)	$(1,543)

Earnings per share
Basic	$0.76	$(0.05)	$(1.08)
Diluted	$0.75	$(0.05)	$(1.08)
Weighted average shares outstanding
Basic	1,782	1,765	1,424
Diluted	1,803	1,765	1,424
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2023 Form 10-K	59

COUPANG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)	2023	2022	2021
Net income (loss)	$1,360	$(92)	$(1,543)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(2)	9	41
Actuarial (loss) gain on defined severance benefits, net of tax	(18)	41	(57)
Total other comprehensive (loss) income	(20)	50	(16)
Comprehensive income (loss)	$1,340	$(42)	$(1,559)
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2023 Form 10-K	60

COUPANG, INC.
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$5,243	$3,509
Restricted cash	353	176
Accounts receivable, net	314	184
Inventories	1,666	1,657
Prepaids and other current assets	316	304
Total current assets	7,892	5,830

Property and equipment, net	2,465	1,820
Operating lease right-of-use assets	1,601	1,405
Deferred tax assets	925	40
Long-term lease deposits and other	463	418
Total assets	$13,346	$9,513
Liabilities and stockholders' equity
Accounts payable	$5,099	$3,622
Accrued expenses	352	299
Deferred revenue	97	92
Short-term borrowings	282	175
Current portion of long-term debt	203	129
Current portion of long-term operating lease obligations	386	326
Other current liabilities	526	420
Total current liabilities	6,945	5,063

Long-term debt	529	538
Long-term operating lease obligations	1,387	1,234
Defined severance benefits and other	381	264
Total liabilities	9,242	7,099

Commitments and contingencies (Note 13)

Redeemable noncontrolling interest	15	—

Stockholders' equity
Common Stock	—	—
Class A — shares authorized 10,000, outstanding 1,616 and 1,598 Class B — shares authorized 250, outstanding 175 and 175
Additional paid-in capital	8,489	8,154
Accumulated other comprehensive (loss) income	(17)	3
Accumulated deficit	(4,383)	(5,743)
Total stockholders' equity	4,089	$2,414
Total liabilities and stockholders' equity	$13,346	$9,513
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2023 Form 10-K	61

COUPANG, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT)

	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders'/Members' Equity (Deficit)
(in millions)	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2020	1,329	$3,466	106	$45	—	$—	$25	$(31)	$(4,108)	$(4,069)
Net loss	—	—	—	—	—	—	—	—	(1,543)	(1,543)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	41	—	41
Actuarial loss on defined severance benefits, net of tax	—	—	—	—	—	—	—	(57)	—	(57)
Issuance of common units, equity-based compensation plans	—	—	23	39	—	—	—	—	—	39
Equity-based compensation	—	—	—	3	—	—	—	—	—	3
Impact of Corporate Conversion and IPO
Conversion of common units into Class A and Class B common stock	—	—	(129)	(87)	129	—	87	—	—	—
Conversion of redeemable convertible preferred units into Class A and Class B common stock	(1,329)	(3,466)	—	—	1,329	—	3,466	—	—	3,466
Issuance of Class A common stock, net of underwriting discounts and offering costs	—	—	—	—	100	—	3,417	—	—	3,417
Conversion of convertible notes into Class A common stock	—	—	—	—	172	—	610	—	—	610
Net issuance of common stock upon exercise of stock options subsequent to Corporate Conversion and IPO	—	—	—	—	12	—	23	—	—	23
Net issuance of common stock upon settlement of RSUs subsequent to Corporate Conversion and IPO	—	—	—	—	12	—	—	—	—	—
Equity-based compensation subsequent to Corporate Conversion and IPO	—	—	—	—	—	—	246	—	—	246
Balance as of December 31, 2021	—	$—	—	$—	1,754	$—	$7,874	$(47)	$(5,651)	$2,176

Coupang, Inc.	2023 Form 10-K	62

	Redeemable Convertible Preferred Units		Common Units		Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders'/Members' Equity (Deficit)
(in millions)	Units	Amount	Units	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	—	$—	1,754	$—	$7,874	$(47)	$(5,651)	$2,176
Net loss	—	—	—	—	—	—	—	—	(92)	(92)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	9	—	9
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	—	—	—	41	—	41
Net issuance of common stock upon exercise of stock options	—	—	—	—	9	—	18	—	—	18
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	10	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	262	—	—	262
Balance as of December 31, 2022	—	$—	—	$—	1,773	$—	$8,154	$3	$(5,743)	$2,414
Net income	—	—	—	—	—	—	—	—	1,360	1,360
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—	(2)	—	(2)
Actuarial loss on defined severance benefits, net of tax	—	—	—	—	—	—	—	(18)	—	(18)
Net issuance of common stock upon exercise of stock options	—	—	—	—	4	—	9	—	—	9
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	14	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	326	—	—	326
Balance as of December 31, 2023	—	$—	—	$—	1,791	$—	$8,489	$(17)	$(4,383)	$4,089
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2023 Form 10-K	63

COUPANG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	2023	2022	2021
Operating activities
Net income (loss)	$1,360	$(92)	$(1,543)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	275	231	201
Provision for severance benefits	159	161	128
Equity-based compensation	326	262	249
Inventory and fixed asset losses due to fulfillment center fire	—	—	285
Non-cash operating lease expense	338	310	259
Deferred income taxes	(884)	(41)	—
Non-cash others	140	112	78
Change in operating assets and liabilities:
Accounts receivable, net	(133)	(34)	(120)
Inventories	(44)	(367)	(528)
Other assets	(153)	(249)	(178)
Accounts payable	1,514	444	728
Accrued expenses	43	7	207
Other liabilities	(289)	(179)	(177)
Net cash provided by (used in) operating activities	2,652	565	(411)
Investing activities
Purchases of property and equipment	(896)	(824)	(674)
Proceeds from sale of property and equipment	19	13	2
Other investing activities	(50)	(37)	(4)
Net cash used in investing activities	(927)	(848)	(676)
Financing activities
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts	—	—	3,431
Deferred offering costs paid	—	—	(12)
Proceeds from issuance of common stock/units, equity-based compensation plan	9	18	62
Proceeds from short-term borrowings and long-term debt	572	701	434
Repayment of short-term borrowings and long-term debt	(392)	(467)	(336)
Net short-term borrowings and other financing activities	10	(5)	(2)
Net cash provided by financing activities	199	247	3,577
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(14)	(87)	(81)
Net increase (decrease) in cash and cash equivalents, and restricted cash	1,910	(123)	2,409
Cash and cash equivalents, and restricted cash, as of beginning of period	3,687	3,810	1,401
Cash and cash equivalents, and restricted cash, as of end of period	$5,597	$3,687	$3,810
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2023 Form 10-K	64

COUPANG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Description of Business and Summary of Significant Accounting Policies
Description of Business
Coupang, Inc. (“Coupang” or the “Parent”), together with its wholly-owned subsidiaries (collectively, “we,” “us,” or “our”), is a Delaware corporation, which owns and operates a retail business that primarily serves the Korean retail market. Through our mobile applications and Internet websites, we offer products and services that span a wide range of categories, including home goods and décor, apparel and beauty products, fresh food and grocery, sporting goods, electronics, everyday consumables, travel, restaurant order and delivery, content streaming, and advertising, which are offered through a fully integrated technology, fulfillment and logistics infrastructure. We are headquartered in the United States, with operations and support services performed in geographies including South Korea, Taiwan, Singapore, China, and India.
We completed our initial public offering (“IPO”) on March 15, 2021, in which we issued and sold 100 million shares of our Class A common stock at a price of $35.00 per share and received net proceeds of $3.4 billion. In connection with our IPO, Coupang, LLC, a Delaware limited liability company, converted into a Delaware corporation pursuant to a statutory conversion, which changed our name to Coupang, Inc. (“Corporate Conversion”).
Farfetch Acquisition
In January 2024 we acquired the business and assets of Farfetch Holdings plc (“Farfetch”), a leading global marketplace for the luxury fashion industry (the “Farfetch Acquisition”). Refer to Note 15 — " Subsequent Event - Farfetch" for additional information.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified or combined to conform to current year presentation. Our fiscal year is consistent with the calendar year and ends on December 31. References to years relate to the fiscal year ended December 31.
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
Segment Information
We have two reportable segments: Product Commerce and Developing Offerings. Refer to Note 3 — "Segment Reporting" for additional information.
Foreign Currency
Our functional currency, including that of the Parent, is the United States dollar (“U.S. dollar”). The Korean Won is the local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into U.S. dollars using average rates that approximate those in effect during the period. Translation adjustments are included in “Accumulated other comprehensive (loss) income,” a separate component of stockholders’ equity and in the “Effect of exchange rate changes on cash and cash equivalents, and restricted cash” in the consolidated statements of cash flows. Transaction gains and losses are included in “Other expense, net” in the consolidated statements of operations.

Coupang, Inc.	2023 Form 10-K	65

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
Net Other Revenue
Net other revenue includes commissions and logistics and fulfillment fees earned from merchants that sell their products through our online business. We are not the seller of record in these transactions, nor do we take control of the related inventory. Although we process and collect the entire amount of these transactions, we record revenue on the net commission because we are acting as an agent. Commission revenue is recognized when the order is completed and transmitted to the third-party merchant. Logistics and fulfillment fees are recognized as the services are rendered.
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
We offer a subscription service to our Rocket WOW membership program, which provides customers with access to benefits such as access to Rocket Fresh, no minimum spend for Rocket Delivery, Dawn Delivery, product discounts, free shipping on returns, discounts on restaurant orders via Coupang Eats, and access to content streaming. Subscription benefits represent a single, stand-ready obligation and revenue from subscription fees are recognized over the subscription period.
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

Coupang, Inc.	2023 Form 10-K	66

receiving, inspecting, picking, packaging, and preparing customer orders), customer service related costs, payment processing fees, costs related to the design, execution and maintenance of our technology infrastructure and online offerings, advertising costs, general corporate function costs, and depreciation and amortization. Advertising expenses, which are expensed as incurred, were $711 million, $605 million, and $433 million for 2023, 2022 and 2021, respectively.
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
We recognize the defined severance benefits obligation in the consolidated balance sheets with a corresponding adjustment to operating expenses and “Accumulated other comprehensive (loss) income”. The obligations are measured annually, or more frequently if there is a remeasurement event, based on our measurement date utilizing various actuarial assumptions and methodologies. We use certain assumptions including, but not limited to, the selection of the: (i) discount rates; (ii) salary growth rates; and (iii) certain employee-related factors, such as turnover, retirement age and mortality. We review our actuarial assumptions and make modifications to the assumptions based on current rates and trends when appropriate.
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

Coupang, Inc.	2023 Form 10-K	67

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
Earnings per Share
Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock and potentially dilutive common stock outstanding during the period.
We have two classes of common stock outstanding, Class A common stock and Class B common stock (collectively “common stock”), with equal rights to dividends and income. Earnings per share are therefore the same for Class A and Class B common stock, both on an individual and combined basis.
Cash and Cash Equivalents
Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less from the date of purchase, or deposit accounts that can be withdrawn at any time without significant penalty.
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
Accounts Receivable, Net
Accounts receivable, net are stated at their carrying value, net of allowance for credit losses based on lifetime expected losses. Accounts receivable balances are primarily trade receivables due from payment gateway providers, customers, suppliers and sellers, net of estimated allowances for credit losses. Amounts included in accounts receivable, or collected from payment gateway providers, to be remitted to merchants are included in accounts payable. Receivables from suppliers and sellers primarily relate to advertising activities. We estimate the allowance for credit losses based upon historical experience, the age and delinquency rates of receivables and credit quality, as well as economic and regulatory conditions combined with reasonable and supportable management forecasts of collectability and other economic factors over the lifetime of the receivables. We write off accounts against the allowance for credit losses when they are deemed to be uncollectible. As of December 31, 2023 and 2022, net receivables from customers and sellers were $71 million and $64 million, respectively. The allowance amounts were immaterial for all periods presented.
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

Coupang, Inc.	2023 Form 10-K	68

Fulfillment Center Fire
In June 2021, a fire extensively damaged our Deokpyeong fulfillment center (“FC Fire”) resulting in a loss of the inventory, building, equipment, and other assets at the site. Inventory and property and equipment losses from the FC Fire of $158 million and $138 million were recognized in “Cost of sales” and “Operating, general and administrative”, respectively, in 2021.
While we are insured on property losses from the FC Fire, investigations surrounding the fire continue. In December 2022 and September 2023, we received refundable insurance cash advance payments of $79 million and $59 million, respectively, which are included within other current liabilities. We have not recognized any insurance benefit in our consolidated statements of operations to date. Whether and to what extent the advances will become non-refundable or additional proceeds will be received is currently unknown.
Leases
We determine if an arrangement is or contains a lease at contract inception. Leases are classified as either operating or finance.
Lease obligations and right-of-use (“ROU”) assets are recognized at the present value of the fixed lease payments. We only consider options to extend or terminate a lease if it is reasonably certain that we will exercise the option. We determine our discount rate at lease inception using our incremental borrowing rate. For operating leases, expense is recognized on a straight-line basis over the lease term.
Leases with an initial contractual term of twelve months or less are expensed on a straight-line basis over the lease term and we do not recognize lease liabilities and ROU assets.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. Impairment losses are recorded if the asset’s carrying value is not recoverable through its undiscounted future cash flows. Impairment losses are measured based upon the difference between the carrying amount and estimated fair value of the related asset or asset group. No impairment losses were recorded for 2023, 2022, and 2021.
Fair Value of Financial Instruments
Our primary financial instruments include cash equivalents, restricted cash, accounts receivable, accounts payable, short-term borrowings, and long-term debt. The carrying amounts for cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable, short-term borrowings, and accrued expenses approximate fair value due to their short maturities. Refer to Note 8 — "Fair Value Measurement" for further information.
Concentration of Credit Risk
Cash and cash equivalents, restricted cash and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents, and restricted cash are placed with several financial institutions and money market funds that management believes are of high credit quality, of which 47% and 70% were held at two and three financial institutions as of December 31, 2023 and 2022, respectively. Our gross accounts receivable includes amounts concentrated with three payment processing companies representing 51% and 41% of gross accounts receivable as of December 31, 2023 and 2022, respectively.
Recent Accounting Pronouncements Adopted
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Supplier Finance Programs (Subtopic 405-50) - Disclosure of Supplier Finance Program Obligations.” The standard requires entities that use supplier finance programs to make disclosures about the key terms of the program, the balance sheet presentation of the related amounts and disclose the amounts outstanding, including providing a rollforward of such amounts. The adoption of the ASU in the first quarter resulted in incremental disclosures in our consolidated financial statements, with the exception of the rollforward disclosure which will be effective prospectively for fiscal years beginning after December 15, 2023.

Coupang, Inc.	2023 Form 10-K	69

Recent Accounting Pronouncements Yet To Be Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The standard requires additional disclosures about an entities segments, primarily about significant segment expenses that are reported to the Chief Operating Decision Maker. Early adoption is allowed under the standard. We are evaluating the effect of adopting the ASU on our disclosures, which is effective beginning with the fiscal year ended December 31, 2024, and interim reporting beginning with the period ended March 31, 2025.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” The standard requires disclosure of specific categories of an entities income tax expenses and income taxes paid among other disclosures. Early adoption is allowed under the standard. We are evaluating the effect of adopting the ASU on our disclosures, which is effective beginning with the fiscal year ended December 31, 2025.
2.    Net Revenues
Details of total net revenues were as follows:

(in millions)	2023	2022	2021
Net retail sales	$21,223	$18,338	$16,488
Third-party merchant services	2,576	1,870	1,695
Other revenue	584	375	223
Total net revenues	$24,383	$20,583	$18,406
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
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in deferred revenue on the consolidated balance sheets. We recognized revenue of $89 million, $86 million, and $60 million for 2023, 2022, and 2021 respectively, primarily related to payments in advance of delivery which were included in deferred revenue on the consolidated balance sheets as of the beginning of the respective years.
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
Product Commerce primarily includes our core Korean retail (owned inventory) and marketplace offerings (third-party merchants) and Rocket Fresh, our fresh grocery category offering, as well as advertising products associated with these offerings. Revenues from Product Commerce are derived primarily from online product sales of owned inventory to customers in Korea, commissions, and logistics and fulfillment fees earned from merchants that sell products through our mobile application and website, and from Rocket WOW membership.
Developing Offerings primarily includes our more nascent offerings and services, including Coupang Eats, our restaurant ordering and delivery service in Korea, Coupang Play, our online content streaming service in Korea, fintech, our retail operations in Taiwan, as well as advertising products associated with these offerings. Revenues from Developing Offerings are primarily generated from online restaurant ordering and delivery services in Korea and retail operations in Taiwan.
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

Coupang, Inc.	2023 Form 10-K	70

Results of operations for the reportable segments and reconciliation to loss before income taxes is as follows:

(in millions)	2023	2022	2021
Net revenues
Product Commerce	$23,594	$19,955	$17,838
Developing Offerings	789	628	568
Total net revenues	$24,383	$20,583	$18,406
Segment adjusted EBITDA
Product Commerce	$1,540	$606	$(361)
Developing Offerings	(466)	(225)	(387)
Total segment adjusted EBITDA	$1,074	$381	$(748)
Reconciling items:
Depreciation and amortization	(275)	(231)	(201)
Equity-based compensation	(326)	(262)	(249)
Interest expense	(48)	(27)	(45)
Interest income	178	53	9
Other expense, net	(19)	(7)	(12)
Fulfillment center fire losses	—	—	(296)
Income (loss) before income taxes	$584	$(93)	$(1,542)
4.    Equity-based Compensation Plans
The 2021 Plan provides for the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other equity-based awards. Prior to the IPO, awards were provided for under the 2011 Plan, and the vesting or exercise of those awards were issued and continue to be issued from the 2011 Plan. Upon formation of the 2021 Plan, no further awards are to be granted under the 2011 Plan, and any forfeitures of awards previously granted under the 2011 Plan will add to the amount available to grant under the 2021 Plan. The number of shares of our common stock reserved for issuance under the 2021 Plan will be increased on January 1 of each calendar year, starting on January 1, 2022 through January 1, 2031, in an amount equal to 5% of the total number of shares of our capital stock outstanding on the last day of the calendar month before the date of each automatic increase, or a lesser number of shares determined by our board of directors. Following the increase, the maximum number of shares of our common stock that may be issued under the Plans is 391,444,232 shares. As of December 31, 2023, we have 262,172,909 shares of common stock available for future grants to employees.
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
For the RSUs with the performance condition satisfied upon the completion of our IPO, we recorded $41 million in equity-based compensation expense for 2021, consisting primarily of a cumulative catch-up adjustment related to such awards based on the full or partial fulfillment of requisite service periods. Unrecognized equity-based compensation expense related to these awards are recognized over the remaining requisite service periods.
As of December 31, 2023, we had $601 million of unamortized compensation costs related to all unvested RSU awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.4 years, net of estimated forfeitures.

Coupang, Inc.	2023 Form 10-K	71

The table below summarizes our RSU activity:

	Outstanding RSUs
(in millions, except unit price)	Number of RSUs	Weighted Average Grant-Date Fair Value
December 31, 2022	35	$19.29
Granted	30	16.31
Vested	(14)	19.63
Forfeited / cancelled	(5)	19.71
December 31, 2023	46	$17.25
The following information is provided for our RSUs:

(in millions, except unit price)	2023	2022	2021
Weighted average grant-date fair value of RSUs granted	$16.31	$17.24	$32.17
Fair value of RSUs at vesting	$223	$181	$413
Stock Options
Our stock options are granted with exercise prices equal to the estimated fair value of the common shares at the date of grant. Stock options generally expire ten years from the grant date.
The total unrecognized compensation expense related to unvested stock options was $1 million, which will be recognized over the weighted-average remaining service period of approximately 0.8 years, net of estimated forfeitures.
The table below summarizes our stock option activity:

	Outstanding Options
(in millions, except unit price)	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2022	22	$6.50	5.90	$192
Forfeited / cancelled	(1)	$2.38
Exercised	(4)	$2.28
Exercised Withheld	—	$2.12
December 31, 2023	17	$7.60	4.90	$152
Exercisable as of December 31, 2023	15	$7.80	4.85	$131
Expected to vest as of December 31, 2023	2	$6.40	5.28	$19
The fair value of stock options is estimated on the grant date with the following assumptions:

2021
Weighted-average expected term (years)	4.27
Weighted-average expected volatility	70%
Expected dividend yield	—
Risk-free interest rate	0.62%
The following information is provided for our stock options:

(in millions, except unit price)	2023	2022	2021
Weighted average grant-date fair value of stock options granted	$—	$—	$16.46
Intrinsic fair value of stock options exercised	$57	$131	$676

Coupang, Inc.	2023 Form 10-K	72

Equity-based Compensation Expense
The following table presents the effects of equity-based compensation in the consolidated statements of operations:

(in millions)	2023	2022	2021
Cost of sales	$14	$16	$11
Operating, general and administrative	312	246	238
Total	$326	$262	$249
5.    Defined Severance Benefits
Changes in defined severance benefits obligation were as follows:

(in millions)	2023	2022
Beginning balance, January 1	$304	$283
Current service cost	141	143
Interest cost	14	9
Actuarial losses (gains)	22	(32)
Payments from plans	(84)	(81)
Cumulative effects of foreign currency translation	(1)	(18)
Ending balance, December 31	$396	$304
Current	$82	$78
Noncurrent	$314	$226
The accumulated benefit obligation for all defined severance benefits was $288 million and $225 million as of December 31, 2023 and 2022, respectively.
Net periodic cost consists of the following:

(in millions)	2023	2022	2021
Current service costs	$141	$143	$121
Interest cost	14	9	3
Amortization of:
Prior service cost	3	3	—
Net actuarial loss	1	6	4
Net periodic benefit cost	$159	$161	$128
The principal actuarial assumptions used to determine defined severance benefits obligation were as follows:

	December 31, 2023			December 31, 2022
Discount rates	4.30%	–	4.80%	5.10%	–	5.30%
Salary growth rates	5.00%	–	7.00%	5.00%	–	8.00%
The principal actuarial assumptions used to determine the net periodic cost were as follows:

	2023			2022			2021
Discount rates	5.10%	–	5.30%	2.70%	–	3.00%	1.73%	–	2.57%
Salary growth rates	5.00%	–	8.00%	5.00%	–	5.24%	1.48%	–	5.00%
The expected maturity analysis of undiscounted defined severance benefits as of December 31, 2023 was as follows:

(in millions)	Less than 1 year	Between 1-2 years	Between 2-5 years	Over 5 years	Total
Defined severance benefits	$87	$90	$275	$437	$889
s
s

Coupang, Inc.	2023 Form 10-K	73

6.    Income Taxes
We are subject to income taxation through certain of our subsidiaries primarily in the United States, South Korea and other jurisdictions in Asia.
The components of income tax (benefit) expense were as follows:

(in millions of US dollars)	2023	2022	2021
Current taxes
United States	$62	$—	$—
Foreign	46	39	1
Current taxes	108	39	1
Deferred taxes
United States	21	(40)	—
Foreign	(905)	—	—
Deferred taxes	(884)	(40)	—
Income tax (benefit) expense	$(776)	$(1)	$1
The components of income (loss) before income taxes are as follows:

(in millions of US dollars)	2023	2022	2021
United States	$(217)	$(232)	$(297)
Foreign	801	139	(1,245)
Income (loss) before income taxes	$584	$(93)	$(1,542)
Differences between the provision at the federal statutory rate and the provision recorded at the consolidated level are as follows:

(in millions of US dollars)	2023	2022	2021
Taxes computed at the federal statutory rate	$122	$(20)	$(324)
Differences resulting from:
Statutory rate difference	28	51	(44)
Change in valuation allowances	(1,031)	(144)	393
GILTI	91	93	—
Stock compensation	44	37	(20)
Tax credit	(47)	(35)	(5)
Other nondeductible expense	17	15	—
Other	—	2	1
Income tax (benefit) expense	$(776)	$(1)	$1
Our resulting effective tax rate differs from the applicable statutory rate primarily due to changes in the valuation allowance against our deferred tax assets, impacts from GILTI, tax credits and equity-based compensation.

Coupang, Inc.	2023 Form 10-K	74

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities were as follows:

(in millions of US dollars)	December 31, 2023	December 31, 2022
Deferred tax assets
Provision and allowances	$69	$57
Depreciation	8	7
Accrued expenses	69	52
Amortization	21	32
Defined severance benefits	84	71
Lease liabilities	409	353
Net operating loss carryforwards	643	790
Tax credits	33	55
Other	49	28
Total deferred tax assets	1,385	1,445
Less: valuation allowances	(82)	(1,085)
Total deferred tax assets net of valuation allowance	$1,303	$360

Deferred tax liabilities
Lease asset	(371)	(317)
Other	(7)	(3)
Total deferred tax liabilities	(378)	(320)
Net deferred tax assets	$925	$40
Our valuation allowances were $82 million and $1.1 billion as of December 31, 2023 and 2022, respectively. The valuation allowance at December 31, 2022 was primarily related to our Korea net operating loss carryforwards that, in our judgment, were not more likely than not to be realized. During 2023, we continued to see improved and sustained profitability in Korea, which represents objective positive evidence for the realizability of certain deferred tax assets. As such, based on our analysis of the positive and negative evidence in each tax jurisdiction, during 2023 we released the valuation allowance primarily related to the Korea net operating loss deferred tax assets. The release of the valuation allowance in 2023 resulted in an increase to the carrying value of deferred tax assets on the balance sheet and a benefit to our provision for income taxes of $905 million. Changes in the valuation allowances were as follows:

(in millions)	2023	2022	2021
Beginning balance, January 1	$(1,085)	$(1,284)	$(975)
Changes to existing valuation allowances	140	103	(393)
Derecognition of valuation allowances	905	41	—
Changes in foreign exchange rates, statutory rates and other	(42)	55	84
Ending balance, December 31	$(82)	$(1,085)	$(1,284)
As of December 31, 2023, we have net operating loss carryforwards for corporate income tax purposes of $2.6 billion which are available to offset future corporate taxable income, if any. The net operating loss carryforwards in Korea expire as follows:

(in millions)	Korea
2026	14
2027	506
2028	819
2029	128
2035 - 2037	899
Total net operating loss carryforwards	$2,366
At December 31, 2023, we had $255 million of net operating loss carryforwards in other jurisdictions, including Taiwan, Japan and China which begin to expire in 2026.

Coupang, Inc.	2023 Form 10-K	75

We have corporate tax credit carryforwards of $67 million in the US which are available to reduce future corporate regular income taxes and $49 million of which expires between 2037 and 2043.
We did not have any material uncertain tax positions as of December 31, 2023 and 2022.
The open tax years for our major tax jurisdictions are 2019 - 2023 for the United States and 2018 - 2023 for Korea.
7.    Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

(in millions, except per share amounts)	2023	2022	2021
Numerator
Net income (loss)	$1,360	$(92)	$(1,543)

Denominator
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	1,782	1,765	1,424
Dilutive effect of equity compensation awards	21	—	—
Diluted	1,803	1,765	1,424

Earnings per share:
Basic	$0.76	$(0.05)	$(1.08)
Diluted	$0.75	$(0.05)	$(1.08)

Anti-dilutive shares	3	24	46
8.    Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.
The following summarizes our financial assets and financial liabilities that are measured at fair value on a recurring basis:

(in millions of US dollars)	Classification	Measurement Level	December 31, 2023	December 31, 2022
Financial assets
Money market trust	Cash and cash equivalents	Level 1	$1,582	$390
Money market fund	Cash and cash equivalents	Level 1	$1,205	$—
Money market trust	Restricted cash	Level 1	$86	$77
Our long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rates for similar types of borrowing arrangements. The carrying amount of the long-term debt approximates its fair value as of December 31, 2023 and 2022, due primarily to the interest rates approximating market interest rates.

Coupang, Inc.	2023 Form 10-K	76

9.    Property and Equipment, net
The following summarizes our property and equipment, net:

(in millions)	Useful Life	December 31, 2023	December 31, 2022
Land		$323	$296
Buildings	40 years	751	302
Equipment and furniture	1 - 8 years	914	648
Leasehold improvements	(1)	662	525
Vehicles	4 - 6 years	79	134
Software	4 years	26	26
Construction in progress		347	428
Property and equipment, gross		$3,102	$2,359
Less: Accumulated depreciation and amortization		(637)	(539)
Property and equipment, net		$2,465	$1,820
(1)Lesser of useful life or remaining lease term
For 2023, 2022, and 2021, depreciation and amortization expense on property and equipment was $271 million, $229 million, and $200 million, respectively.
Property and equipment under construction, which primarily consists of fulfillment centers and deposits for equipment, is recorded as construction in progress until it is ready for its intended use; thereafter, it is transferred to the related class of property and equipment and depreciated over its estimated useful life.
10.    Leases
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
Our finance leases as of December 31, 2023 and 2022 were not material and are included in property and equipment, net, on our consolidated balance sheets.
The components of operating lease cost were as follows:

(in millions)	2023	2022	2021
Operating lease cost	$457	$410	$341
Variable and short-term lease cost	42	40	38
Total operating lease cost	$499	$450	$379
Supplemental disclosure of cash flow information related to operating leases were as follows:

(in millions)	2023	2022	2021
Cash paid for the amount used to measure the operating lease liabilities	$445	$367	$288
Operating lease assets obtained in exchange for lease obligations	$428	$426	$599
Net increase to operating lease ROU assets resulting from remeasurements of lease obligations	$133	$8	$109
Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments, and new leases.

Coupang, Inc.	2023 Form 10-K	77

The assumptions used to value operating leases for the periods presented were as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	5.7 years	5.7 years
Weighted-average discount rate	7.77%	6.76%
As of December 31, 2023, we had entered into operating leases that have not commenced with future minimum lease payments of $355 million, that have not been recognized on our consolidated balance sheets. These leases have non-cancellable lease terms of 1 to 10 years.
11.    Supplemental Financial Information
Supplemental Disclosure of Cash Flow Information

(in millions)	2023	2022	2021
Supplemental disclosure of cash-flow information
Cash paid for income taxes, net of refunds	$110	$6	$3
Cash paid for interest	$31	$19	$21
Non-cash investing and financing activities
Increase (decrease) in property and equipment-related accounts payable	$23	$(68)	$45
Conversion of common units into Class A and Class B common stock	$—	$—	$87
Conversion of redeemable convertible preferred units into Class A and Class B common stock	$—	$—	$3,466
Conversion of convertible notes into Class A common stock	$—	$—	$610
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown within the consolidated statements of cash flows.

	December 31,
(in millions)	2023	2022	2021
Current assets
Cash and cash equivalents	$5,243	$3,509	$3,488
Restricted cash	353	176	320
Noncurrent assets
Restricted cash included in long-term leasehold deposits and other	1	2	2
Total cash, cash equivalents and restricted cash	$5,597	$3,687	$3,810
Supplier Financing Arrangements
We have agreements with third-party financial institutions to facilitate participating vendors’ and suppliers’ ability to settle payment obligations from us to designated third-party financial institutions. Participating vendors and suppliers may, at their sole discretion, settle obligations prior to their scheduled due dates at a discounted price to the participating financial institutions. The invoices that have been confirmed as valid under the program require payment, in full, based on the original standard invoice terms. Confirmed invoices owed to financial institutions under these programs are included within accounts payable and were $459 million and $337 million as of December 31, 2023 and 2022, respectively. Coupang or the financial institutions may terminate the agreement upon given notice.

Coupang, Inc.	2023 Form 10-K	78

12.    Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
Details of carrying amounts of short-term borrowings were as follows:

(in millions)				Borrowing Limit	December 31, 2023	December 31, 2022
Maturity Date	Interest rate (%)
September 2024	(1)			$23	$—	$—
January 2024 - December 2024	2.10	–	5.70	283	282	176
Total principal short-term borrowings				$306	$282	$176
Less: unamortized discounts					—	(1)
Total short-term borrowings					$282	$175
Weighted-average interest rates					3.49%	4.27%
(1)The interest rate is based on an average of AAA rated financial bonds rate in Korea plus 1.35%.
Our short-term borrowings generally include lines of credit and loan facilities with financial institutions to be drawn upon for general operating purposes.
Long-Term Debt
Details of carrying amounts of long-term debt were as follows:

(in millions)	Maturity Date	Borrowing Limit	December 31, 2023	December 31, 2022
Description	Interest rate (%)
Revolving Credit Facility	Feb 2024	(2)	$1,000	$—	$—
Revolving Credit Agreement	Nov 2024	CD interest rate (91 days) + 2.30	124	—	—
August 2021 Term Loan(1)	Aug 2024	3.16	155	155	158
April 2023 Term Loan(1)	Apr 2026	6.76	178	178	—
March 2022 Term Loan(1)	Mar 2027	4.26	310	310	316
Other Term Loan Facilities(1)	Aug 2024 - Nov 2026	3.68	-	6.00	92	92	196
Total principal long-term debt	$1,859	$735	$670
Less: current portion of long-term debt	(203)	(129)
Less: unamortized discounts	(3)	(3)
Total long-term debt	$529	$538
(1)At December 31, 2023, we had pledged up to $882 million of land and buildings as collateral against long-term loan facilities.
(2)Borrowings under the 2021 revolving credit facility bear interest, at our option, at a rate per annum equal to (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted Term Secured Overnight Financing Rate (SOFR) for a one-month interest period plus 1.00% or (ii) an adjusted Term SOFR plus a margin equal to 1.00%.
Revolving Credit Agreement
In October 2022, we entered into a two-year Revolving Credit Agreement with a borrowing limit of $124 million that bears interest at the average of 91-day CD interest rate plus 2.30%. The Revolving Credit Agreement is secured by $508 million of inventories.
Revolving Credit Facility
In January 2024, our senior unsecured credit facility (“the Revolving Credit Facility”) was amended to extend the maturity date to February 2026 and to bring the aggregate principal amount to $875 million. The Revolving Credit Facility continues to provide us the right to request incremental commitments up to $1.25 billion, subject to customary conditions.
The Revolving Credit Facility contains customary affirmative and negative covenants, including certain financial covenants. The Revolving Credit Facility is guaranteed on a senior unsecured basis by all our material restricted subsidiaries, subject to customary exceptions.

Coupang, Inc.	2023 Form 10-K	79

The Revolving Credit Facility and Revolving Credit Agreement both contain financial covenants that require us to maintain certain maximum net leverage ratios and minimum liquidity amounts.
Term Loan Facility Agreements
In April 2023, we entered into a new three-year term loan facility agreement to borrow $178 million to finance the purchase of a fulfillment center and land. We pledged up to $214 million of certain land and buildings as collateral. The loan bears interest at a fixed rate of 6.76%.
We were in compliance with the covenants for each of our borrowings and debt agreements as of December 31, 2023 and 2022.
Future principal payments for long-term debt as of December 31, 2023 were as follows:

(in millions)	Long-term debt
2024	$203
2025	—
2026	222
2027	310
2028	—
Thereafter	—
Total	$735

13.    Commitments and Contingencies
Commitments
The following summarizes our minimum contractual commitments as of December 31, 2023:

(in millions)	Unconditional purchase obligations (unrecognized)	Long-term debt (including interest)	Operating leases	Total
2024	$298	$239	$506	$1,043
2025	249	27	430	706
2026	197	243	329	769
2027	188	313	266	767
2028	101	—	215	316
Thereafter	97	—	499	596
Total undiscounted payments	$1,130	$822	$2,245	$4,197
Less: lease imputed interest			(472)
Total lease commitments			$1,773
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

Coupang, Inc.	2023 Form 10-K	80

Litigation
On August 26, 2022, a putative class action was filed on behalf of all purchasers of Coupang Class A common stock pursuant and/or traceable to Coupang’s registration statement issued in connection with our initial public offering. Choi v. Coupang, Inc et al was brought against Coupang, Inc., and certain of its former and current directors, current officers, and certain underwriters of the offering. The action was filed in the United States District Court for the Southern District of New York alleging inaccurate and misleading or omitted statements of material fact in Coupang's Registration Statement in violation of Sections 11, 12, and 15 of the Securities Act of 1933. The action was amended on May 22, 2023, and added allegations of securities fraud under Sections 10 and 20 of the Securities Exchange Act of 1934. The action seeks unspecified compensatory damages, attorneys’ fees, and reasonable costs and expenses. Between August and December 2023, three separate stockholders’ derivative actions were filed in the United States District Court for the Southern District of New York against certain of Coupang’s former and current directors and current officers. Coupang was named as a nominal defendant in the actions. These derivative actions purport to assert claims on behalf of Coupang and make substantially similar factual allegations to Choi v. Coupang, Inc. et al, bringing claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of securities laws. The actions seek compensatory damages, governance reforms, and other relief. We believe all the aforementioned actions are without merit and intend to vigorously defend against the aforementioned actions. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time. Accordingly, we can provide no assurance as to the scope and outcome of this matter and no assurance as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected.
Korean Fair Trade Commission Investigations
On June 28, 2021, the Korean Fair Trade Commission (“KFTC”) initiated an investigation into a potential violation of the Monopoly Regulation and Fair Trade Act, including alleged preferential treatments of private labelled products provided by our subsidiary, Coupang Private Label Business. The KFTC is also investigating us on other matters related to the alleged violations of certain KFTC regulations. We are diligently cooperating with these investigations, and actively defending our practices as appropriate.
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
14.    Stockholders' Equity
Our certificate of incorporation provides for two classes of common stock, and authorizes shares of undesignated preferred stock, the rights, preferences, and privileges of which may be designated from time to time by our board of directors. Our authorized capital stock consists of 10 billion shares of Class A common stock, par value $0.0001 per share; 250 million shares of Class B common stock, par value $0.0001 per share; and 2 billion shares of undesignated preferred stock, par value $0.0001 per share. No preferred stock was issued and outstanding as of December 31, 2023 and 2022.
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
In connection with our IPO in March 2021, the principal balance and accrued interest on our previously issued convertible notes were automatically converted into 171,750,446 shares of our Class A common stock.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive (loss) income includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on our defined severance benefits. As of December 31, 2023 and 2022, the ending balance in accumulated other comprehensive income (loss) related to foreign currency translation adjustments was $43 million and $45 million, respectively, and the amount related to actuarial losses on defined severance benefits was $(61) million and $(43) million, respectively.
15.    Subsequent Event - Farfetch Acquisition
On December 18, 2023, we announced our pending acquisition of Farfetch, a leading global marketplace for the luxury fashion industry, which included a $500 million bridge loan to Farfetch and certain of its direct or indirect subsidiaries.
We established a limited partnership for the purposes of providing the bridge loan and acquiring all of the business and assets of Farfetch. The limited partnership is owned 80.1% by Coupang, Inc and 19.9% by certain funds advised or managed by Greenoaks

Coupang, Inc.	2023 Form 10-K	81

Capital Partners, LLC (“Greenoaks”), a related party. The limited partnership is included in the Company’s consolidated operating results as of December 31, 2023.
As of December 31, 2023, $75 million was outstanding under the bridge loan. In January 2024, an additional $75 million was advanced under the bridge loan. Financings under the bridge loan, as well as capital contributions, are provided by the partners in accordance with their ownership percentages.
On January 30, 2024, we completed our acquisition and at closing the limited partnership provided additional cash funding to Farfetch of $150 million. Additionally, the $150 million previously provided under the bridge loan was contributed towards the Farfetch Acquisition. The limited partnership is further obligated to fund up to $200 million within twelve months of the acquisition date.
As part of the Farfetch Acquisition, a subsidiary of the limited partnership assumed Farfetch’s then outstanding syndicated Term Loans of $633 million, inclusive of fees incurred, under their Credit Agreement with certain banks and financial institutions. The Term Loans are due and payable on October 20, 2027, with early repayment permitted. Repayment of the Term Loans is due in quarterly installments of 0.25%. The Term Loans bear interest at a rate equal to SOFR plus 6.25% per annum. The Term Loans are not guaranteed by Coupang, Inc or the limited partnership.
Mr. Neil Mehta, a member of the Company’s Board of Directors, has served as a Managing Partner of Greenoaks since April 2012. Greenoaks and certain funds and accounts to which Greenoaks serves as the investment adviser and related persons or entities, including Mr. Mehta, have ownership in our Class A common stock.
Due to the timing of the acquisition, the initial accounting for the business combination is incomplete. As such, we are not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed. We expect to complete the initial accounting for the acquisition during the first quarter of 2024.
Redeemable Noncontrolling Interests
Greenoaks’ 19.9% equity interest in the limited partnership is subject to a put/call option after the acquisition was completed, whereby their equity interest can be purchased at either parties’ option after seven years has elapsed and no initial public offering of the acquired Farfetch assets has taken place. The put/call option is to be calculated based on market value of the Farfetch business at the time of exercise. As of December 31, 2023, we recognized a redeemable noncontrolling interest of $15 million for Greenoaks’ equity interest in the limited partnership. In January 2024, Greenoaks contributed a further $45 million in connection with the bridge loan and acquisition of Farfetch, which we recognized as additional redeemable noncontrolling interest.

Coupang, Inc.	2023 Form 10-K	82

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2023, our disclosure controls and procedures were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023 based on the criteria in Internal Control – Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
b) Trading Plans
During the quarter ended December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Coupang, Inc.	2023 Form 10-K	83

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Business Conduct and Ethics, is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2023. To the extent permissible under applicable rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof granted to executive officers and directors, on our investor relations website under the heading “Corporate Governance” at www.ir.aboutcoupang.com.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Samil PricewaterhouseCoopers, Seoul, Republic of Korea (PCAOB ID: 1103).
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

Coupang, Inc.	2023 Form 10-K	84

PART IV

Item 15. Exhibits and Financial Statement Schedules
a) Documents filed as part of this report:
1) Financial Statements (Item 8);
2) Financial Statement Schedules. Financial Statement Schedules of the Company, as required for 2023, 2022, and 2021, consist of Schedule I - Condensed Financial Information of Coupang, Inc. Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto.

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40115	3.1	November 12, 2021
3.2	Bylaws of the Registrant.		10-Q	001-40115	3.2	November 12, 2021
4.1	Sixth Amended and Restated Registration Rights Agreement, by and among the Registrant and certain of its stockholders, dated December 21, 2018.		S-1	333-253030	4.1	February 12, 2020
4.2	Description of Securities.		10-K	001-40115	4.2	March 3, 2022
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		S-1	333-253030	10.1	February 12, 2020
10.2+	Coupang, LLC Third Amended and Restated 2011 Equity Incentive Plan, as amended, and related form agreements.		S-8	333-254117	99.1	March 11, 2021
10.3+	Coupang, Inc. 2021 Equity Incentive Plan.		10-K	001-40115	10.5	March 1, 2023
10.4+	Amended and Restated Executive Severance Policy.	X
10.5+	Employment Agreement, by and between the Registrant and Bom Kim.		10-Q	001-40115	10.6	May 13, 2021
10.6+	Employment Agreement, by and between the Registrant and Gaurav Anand.		10-Q	001-40115	10.7	May 13, 2021
10.7+	Employment Agreement, by and between the Registrant and Hanseung Kang.		10-Q	001-40115	10.8	May 13, 2021
10.8+	Employment Agreement, by and between the Registrant and Harold Rogers.		10-Q	001-40115	10.11	May 13, 2021
10.9+	Employment Agreement, by and between the Registrant and Pranam Kolari.	X
10.10	Revolving Credit and Guaranty Agreement, dated as of February 27, 2021, among Coupang, Inc. as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		10-Q	001-40115	10.12	May 13, 2021
10.11	First Amendment to Revolving Credit and Guaranty Agreement, dated as of August 3, 2021, among the Registrant, as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		10-K	001-40115	10.12	March 3, 2022

Coupang, Inc.	2023 Form 10-K	85

10.12	Second Amendment to Revolving Credit and Guaranty Agreement, dated as of December 2, 2021, among the Registrant, as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		10-K	001-40115	10.13	March 3, 2022
10.13	Third Amendment to Revolving Credit and Guaranty Agreement, dated as of March 1, 2022, among the Registrant, as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		10-K	001-40115	10.15	March 3, 2022
10.14	Fourth Amendment to Revolving Credit and Guaranty Agreement, dated as of June 29, 2023, among the Registrant, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A.		10-Q	001-40115	10.2	August 9, 2023
10.15	Fifth Amendment to Revolving Credit and Guaranty Agreement, dated as of January 29, 2024, by and among Coupang, Inc., as borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		8-K	001-40115	10.1	February 1, 2024
10.16+	Form of Non-Employee Director Compensation Policy.		10-Q	001-40115	10.1	August 9, 2023
10.17+	Form of Annual RSU Award Notice & Agreement for Non-Employee Directors.		10-Q	001-40115	10.1	August 11, 2022
10.18+	Form of RSU Award Notice & Agreement for Executives.		10-Q	001-40115	10.2	May 12, 2022
10.19+	Form of PSU Award Notice & Agreement for Executives.		10-Q	001-40115	10.3	May 12, 2022
10.20+	Employment Agreement by and between the Company and Tae Jung Kim.		10-Q	001-40115	10.1	May 10, 2023
10.21	Sale and Purchase Agreement by and between Farfetch Holdings PLC, The Administrators, and Surpique Acquisition Limited dated as of January 30, 2024.	X
10.22	Farfetch Holdings PLC Fifth Amendment to Credit Agreement, Accession and Fee Agreement dated as of January 30, 2024	X
21.1	List of Significant Subsidiaries of the Registrant.	X
23.1	Consent of Samil PricewaterhouseCoopers, independent registered public accounting firm.	X
31.1	Chief Executive Officer Section 302 Certification	X
31.2	Chief Financial Officer Section 302 Certification	X
32.1*	Chief Executive Officer Section 906 Certification	X
32.2*	Chief Financial Officer Section 906 Certification	X
97.0	Coupang, Inc. Recoupment (Clawback) Policy	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Coupang, Inc.	2023 Form 10-K	86

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan
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

Coupang, Inc.	2023 Form 10-K	87

COUPANG, INC.
Schedule I - Condensed Financial Information of Parent (COUPANG, INC.)
Condensed Statements of Operations and Comprehensive Income/(Loss)

(in millions)	2023	2022	2021
Management service fee revenues	$18	$17	$17

Operating cost and expenses	(400)	(324)	(349)
Interest expense	(2)	(2)	(22)
Other income, net	84	28	2
Loss before equity in earnings (losses) of subsidiaries	(300)	(281)	(352)

Equity in earnings (losses) of subsidiaries	1,783	189	(1,191)

Income (loss) before taxes	1,483	(92)	(1,543)

Income tax expense	123	—	—

Net income (loss)	$1,360	$(92)	$(1,543)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(2)	9	41
Actuarial (loss) gain on defined severance benefits, net of tax	(18)	41	(57)
Total other comprehensive (loss) income	(20)	50	(16)
Comprehensive income (loss)	$1,340	$(42)	$(1,559)
See accompanying notes to condensed financial statements.

Coupang, Inc.	2023 Form 10-K	88

COUPANG, INC.
Schedule I - Condensed Financial Information of Parent (COUPANG, INC.)
Condensed Balance Sheets

(in millions)	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,592	$1,595
Restricted cash	79	57
Other current assets	20	10
Total current assets	1,691	1,662

Other assets	12	1
Investment in subsidiaries	2,438	763
Total assets	$4,141	$2,426

Liabilities and stockholders' equity
Other current liabilities	$42	$12
Total current liabilities	42	12

Other liabilities	10	—
Total liabilities	52	12

Stockholders' equity
Common stock	—	—
Additional paid-in capital	8,489	8,154
Accumulated other comprehensive (loss) income	(17)	3
Accumulated deficit	(4,383)	(5,743)
Total stockholders' equity	4,089	2,414
Total liabilities and stockholders' equity	$4,141	$2,426
See accompanying notes to condensed financial statements.

Coupang, Inc.	2023 Form 10-K	89

COUPANG, INC.
Schedule I - Condensed Financial Information of Parent (COUPANG, INC.)
Condensed Statements of Cash Flows

(in millions)	2023	2022	2021
Operating activities
Net cash provided by (used in) operating activities	$95	$(79)	$(58)

Investing activities
Capital contribution to subsidiaries	(121)	(725)	(1,274)
Return of capital contribution from subsidiaries	61	80	204
Increase of short-term loans	(25)	—	—
Net cash used in investing activities	(85)	(645)	(1,070)

Financing activities
Proceeds from issuance of common units and preferred units, net of issuance costs	—	—	3,431
Deferred offering costs paid	—	—	(12)
Proceeds from issuance of common stock/units, equity-based compensation plan	9	18	62
Other, net	—	—	(1)
Net cash provided by financing activities	9	18	3,480

Cash and cash equivalents
Net increase (decrease) in cash and cash equivalents	19	(706)	2,352
Cash and cash equivalents as of beginning of the period	1,652	2,358	6
Cash and cash equivalents as of end of the period	$1,671	$1,652	$2,358
See accompanying notes to condensed financial statements.

Coupang, Inc.	2023 Form 10-K	90

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
2.Debt
The Parent has a $875 million unsecured credit facility (the “Revolving Credit Facility”) as further described in Note 12 — "Short-Term Borrowings and Long-Term Debt" which was amended to extend the term to February 2026. As of December 31, 2023, there was no balance outstanding on the Revolving Credit Facility.
The Parent is the guarantor for certain debt issued by its subsidiaries and has pledged $79 million classified within restricted cash related to such debts.

Coupang, Inc.	2023 Form 10-K	91

Item 16. Form 10-K Summary
None.

Coupang, Inc.	2023 Form 10-K	92

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUPANG, INC.

By:	/s/ Bom Kim
Bom Kim
Chief Executive Officer and Chairman of the Board
Dated: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bom Kim	Chief Executive Officer and Chairman of the Board	February 28, 2024
Bom Kim	(Principal Executive Officer)

/s/ Gaurav Anand	Chief Financial Officer	February 28, 2024
Gaurav Anand	(Principal Financial Officer)

/s/ Jonathan Lee	Chief Accounting Officer	February 28, 2024
Jonathan Lee	(Principal Accounting Officer)

/s/ Neil Mehta	Director	February 28, 2024
Neil Mehta

/s/ Jason Child	Director	February 28, 2024
Jason Child

/s/ Pedro Franceschi	Director	February 28, 2024
Pedro Franceschi

/s/ Benjamin Sun	Director	February 28, 2024
Benjamin Sun

/s/ Ambereen Toubassy	Director	February 28, 2024
Ambereen Toubassy

/s/ Kevin Warsh	Director	February 28, 2024
Kevin Warsh

Coupang, Inc.	2023 Form 10-K	93