Form 10-Q
period 2024-03-31
Coupang, Inc.
filed 2024-05-08
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2024, there were 1,613,184,828 shares of the registrant’s Class A common stock and 174,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2024

Coupang, Inc.	Q1 2024 Form 10-Q	1

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
•our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business both in Korea and internationally and our expectations regarding various laws and restrictions that relate to our business; and
•the outcomes of any claims, litigation, governmental audits, inspections, and investigations; and
•the other factors set forth in Part 1, Item 1A, under the caption “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”)
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-Q.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part 1, Item 1A, under the caption “Risk Factors,” of our 2023 Form 10-K and elsewhere in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. While we believe such information provides a

Coupang, Inc.	Q1 2024 Form 10-Q	2

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

Coupang, Inc.	Q1 2024 Form 10-Q	3

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Net retail sales	$5,895	$5,205
Net other revenue	1,219	596
Total net revenues	7,114	5,801

Cost of sales	5,185	4,381
Operating, general and administrative	1,889	1,313
Total operating cost and expenses	7,074	5,694

Operating income	40	107

Interest income	55	32
Interest expense	(27)	(8)
Other expense, net	(9)	(7)
Income before income taxes	59	124

Income tax expense	83	33

Net (loss) income	$(24)	$91
Net loss attributable to noncontrolling interests	(29)	—
Net income attributable to Coupang stockholders	$5	$91

Earnings per share
Basic	$—	$0.05
Diluted	$—	$0.05
Weighted-average shares outstanding
Basic	1,794	1,775
Diluted	1,815	1,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2024 Form 10-Q	4

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Net (loss) income	$(24)	$91

Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(105)	(19)
Actuarial gain on defined severance benefits, net of tax	1	1
Total other comprehensive loss	(104)	(18)

Comprehensive (loss) income	(128)	73
Comprehensive (loss) income attributable to noncontrolling interests	(29)	—
Comprehensive (loss) income attributable to Coupang stockholders	$(99)	$73
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2024 Form 10-Q	5

COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except par value)	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$5,226	$5,243
Restricted cash	347	353
Accounts receivable, net	601	314
Inventories	1,938	1,666
Prepaids and other current assets	457	316
Total current assets	8,569	7,892

Property and equipment, net	2,509	2,465
Operating lease right-of-use assets	1,912	1,601
Deferred tax assets	841	925
Intangible assets, net	349	37
Long-term lease deposits and other	769	426
Total assets	$14,949	$13,346

Liabilities, redeemable noncontrolling interests, and equity
Accounts payable	$5,370	$5,099
Accrued expenses	388	352
Deferred revenue	135	97
Short-term borrowings	272	282
Current portion of long-term debt	196	203
Current portion of long-term operating lease obligations	419	386
Other current liabilities	655	526
Total current liabilities	7,435	6,945

Long-term debt	1,062	529
Long-term operating lease obligations	1,668	1,387
Defined severance benefits and other	585	381
Total liabilities	10,750	9,242

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests	114	15

Equity
Common stock	—	—
Class A — shares authorized 10,000, outstanding 1,620 and 1,616 Class B — shares authorized 250, outstanding 175 and 175
Additional paid-in capital	8,578	8,489
Accumulated other comprehensive loss	(121)	(17)
Accumulated deficit	(4,378)	(4,383)
Noncontrolling interests	6	—
Total equity	4,085	4,089
Total liabilities, redeemable noncontrolling interests and equity	$14,949	$13,346
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2024 Form 10-Q	6

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(unaudited)

	Redeemable Noncontrolling Interests	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2022	$—	1,773	$—	$8,154	$3	$(5,743)	$—	$2,414
Net income	—	—	—	—	—	91	—	91
Foreign currency translation adjustments, net of tax	—	—	—	—	(19)	—	—	(19)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	1	—	—	1
Issuance of common stock upon exercise of stock options	—	1	—	3	—	—	—	3
Issuance of common stock upon settlement of restricted stock units	—	3	—	—	—	—	—	—
Equity-based compensation	—	—	—	70	—	—	—	70
Balance as of March 31, 2023	$—	1,777	$—	$8,227	$(15)	$(5,652)	$—	$2,560

	Redeemable Noncontrolling Interests	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2023	$15	1,791	$—	$8,489	$(17)	$(4,383)	$—	$4,089
Net (loss) income	(25)	—	—	—	—	5	(4)	1
Capital contributions from noncontrolling interest holders	55	—	—	—	—	—	—	—
Recognition of noncontrolling interest upon acquisition	69	—	—	—	—	—	10	10
Foreign currency translation adjustments, net of tax	—	—	—	—	(105)	—	—	(105)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	1	—	—	1
Issuance of common stock upon exercise of stock options	—	—	—	1	—	—	—	1
Issuance of common stock upon settlement of restricted stock units	—	4	—	—	—	—	—	—
Equity-based compensation	—	—	—	88	—	—	—	88
Balance as of March 31, 2024	$114	1,795	$—	$8,578	$(121)	$(4,378)	$6	$4,085
The accompanying notes are an integral part of these condensed consolidated financial statements

Coupang, Inc.	Q1 2024 Form 10-Q	7

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Operating activities
Net (loss) income	$(24)	$91
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95	64
Provision for severance benefits	45	39
Equity-based compensation	88	70
Non-cash operating lease expense	103	84
Deferred income taxes	47	—
Other	42	29
Change in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(14)	56
Inventories	(33)	(61)
Other assets	(55)	60
Accounts payable	(31)	162
Accrued expenses	(30)	(47)
Other liabilities	(21)	(46)
Net cash provided by operating activities	212	501

Investing activities
Purchases of property and equipment	(107)	(95)
Proceeds from sale of property and equipment	2	1
Net cash acquired in acquisition	68	—
Other investing activities	(80)	11
Net cash used in investing activities	(117)	(83)

Financing activities
Proceeds from issuance of common stock, equity-based compensation plan	1	3
Proceeds from short-term borrowings and long-term debt	14	32
Repayment of short-term borrowings and long-term debt	(17)	(1)
Other financing activities	54	44
Net cash provided by financing activities	52	78
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(170)	(59)
Net (decrease) increase in cash and cash equivalents, and restricted cash	(23)	437
Cash and cash equivalents, and restricted cash, as of beginning of period	5,597	3,687
Cash and cash equivalents, and restricted cash, as of end of period	$5,574	$4,124
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2024 Form 10-Q	8

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
The unaudited interim financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2023 Form 10-K.
Farfetch Acquisition
In January 2024, we acquired the business and assets of Farfetch Holdings plc (“Farfetch”), a leading global marketplace for the luxury fashion industry (the “Farfetch Acquisition”). Refer to “Note 11 - Business Combinations – Farfetch” for additional information.
Recent Accounting Pronouncements Adopted
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Supplier Finance Programs (Subtopic 405-50) - Disclosure of Supplier Finance Program Obligations.” The standard requires entities that use supplier finance programs to make disclosures about the key terms of the program, the balance sheet presentation of the related amounts and disclose the amounts outstanding, including providing a rollforward of such amounts. The adoption of the ASU resulted in incremental disclosures in our condensed consolidated financial statements, with the exception of the rollforward disclosure which will be effective prospectively for the year ended December 31, 2024.
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
2.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Net retail sales	$5,895	$5,205
Third-party merchant services	1,047	461
Other revenue	172	135
Total net revenues	$7,114	$5,801
This level of revenue disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Net retail sales are recognized from owned inventory product sales to consumers. Third-

Coupang, Inc.	Q1 2024 Form 10-Q	9

party merchant services represent commissions, advertising, and delivery fees earned from merchants and restaurants that sell their products through our online businesses. Other revenue includes revenue earned from our Rocket WOW membership program and various other offerings.
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in deferred revenue on the condensed consolidated balance sheets. We recognized revenue of $92 million and $89 million for the three months ended March 31, 2024 and 2023, respectively, primarily related to payments in advance of products and services delivered which were included in deferred revenue on the consolidated balance sheets as of the beginning of the respective years.
3.    Segment Reporting
We own and operate a retail business that primarily serves the Korean retail market along with other international markets. The Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. We have two operating and reportable segments: Product Commerce and Developing Offerings. These segments are based on how the CODM manages the business, allocates resources, makes operating decisions and evaluates operating performance.
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
Developing Offerings includes our more nascent offerings and services, including Coupang Eats, our restaurant ordering and delivery service in Korea, Coupang Play, our online content streaming service in Korea, fintech, our retail operations in Taiwan, as well as advertising products associated with these offerings and also includes Farfetch, our newly acquired global luxury fashion marketplace. Revenues from Developing Offerings are primarily generated from our luxury fashion marketplace through Farfetch, our online restaurant ordering and delivery services in Korea and retail operations in Taiwan.
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
Results of operations for the reportable segments and reconciliation to income before income taxes is as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Net revenues
Product Commerce	$6,494	$5,658
Developing Offerings	620	142
Total net revenues	$7,114	$5,801
Segment adjusted EBITDA
Product Commerce	$467	$288
Developing Offerings	(186)	(47)
Total segment adjusted EBITDA	$281	$241
Reconciling items:
Depreciation and amortization	$(95)	$(64)
Equity-based compensation	(88)	(70)
Acquisition and restructuring related costs	(58)	—
Interest expense	(27)	(8)
Interest income	55	32
Other expense, net	(9)	(7)
Income before income taxes	$59	$124
Note: Amounts may not foot due to rounding.

Coupang, Inc.	Q1 2024 Form 10-Q	10

4.    Defined Severance Benefits
The following table provides the components of net periodic benefit costs and the portion of these costs charged to expense:

	Three Months Ended March 31,
(in millions)	2024	2023
Current service costs	$40	$35
Interest cost	4	3
Amortization of:
Prior service credit	—	1
Net actuarial loss	1	—
Net periodic benefit cost	$45	$39
5.    Income Taxes
Our tax provision from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. No income tax benefit was accrued for jurisdictions where we anticipate incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance. Our resulting effective tax rate differs from the applicable statutory rate, primarily due to tax credits, the inclusion of the global intangible low-taxed income (GILTI) provisions, the valuation allowance against deferred tax assets in loss making jurisdictions, and other permanent differences.
Our effective tax rate was 140.1% for the three months ended March 31, 2024, compared to 26.6% for the prior year period. The increase in our effective tax rate is primarily due to the loss before income taxes incurred by Farfetch, with no offsetting tax benefit, and the prospective impact of releasing the valuation allowance on our Korean deferred tax assets in the fourth quarter of 2023.
6.    Earnings per Share
Basic earnings per share is computed by dividing net income attributable to Coupang stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to Coupang stockholders by the weighted-average number of shares of common stock and potentially dilutive common stock outstanding during the period.
We have two classes of common stock outstanding, Class A common stock and Class B common stock (collectively “common stock”), with equal rights to dividends and income. Earnings per share attributable to Coupang stockholders are therefore the same for Class A and Class B common stock, both on an individual and combined basis.
The following table presents the calculation of basic and diluted earnings per share attributable to Coupang stockholders:

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Numerator:
Net income attributable to Coupang stockholders	$5	$91

Denominator:
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	1,794	1,775
Dilutive effect of equity compensation awards	21	20
Diluted	1,815	1,794

Earnings per share:
Basic	$—	$0.05
Diluted	$—	$0.05

Anti-dilutive shares	2	6
Note: Amounts may not foot due to rounding.

Coupang, Inc.	Q1 2024 Form 10-Q	11

7.    Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP established a hierarchy framework to classify the fair value measurement into one of the three levels based on the observability of significant inputs to the measurement.
The following table summarizes our financial assets and financial liabilities that are measured at fair value on a recurring basis:

(in millions)	Classification	Measurement Level	March 31, 2024	December 31, 2023
Financial assets
Money market trust	Cash and cash equivalents	Level 1	$1,616	$1,582
Money market fund	Cash and cash equivalents	Level 1	$904	$1,205
Money market trust	Restricted cash	Level 1	$89	$86
We have an investment in a privately held company of $85 million that does not have a readily determinable fair value and is measured at cost less impairment. Any gains or losses on the investment is recognized in other income (expense), net on our consolidated statements of operations. No gains or losses were recognized for the three months ended March 31, 2024.
8.    Supplemental Financial Information
Supplemental Disclosure of Cash flow Information

	Three Months Ended March 31,
(in millions)	2024	2023
Supplemental disclosure of cash flow information
Cash paid for the amount used to measure the operating lease liabilities	$134	$105
Operating lease assets obtained in exchange for lease obligations	$461	$28
Net increase to operating lease right-of-use assets resulting from remeasurements of lease obligations	$17	$27
Non-cash investing and financing activities
Increase in property and equipment-related accounts payable	$9	$11
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown within the consolidated statements of cash flows.

(in millions)	March 31, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$5,226	$5,243
Restricted cash	347	353
Noncurrent assets
Restricted cash included in long-term leasehold deposits and other	1	1
Total cash, cash equivalents and restricted cash	$5,574	$5,597
Supplier Financing Arrangements
We have agreements with third-party financial institutions to facilitate participating vendors’ and suppliers’ ability to settle payment obligations from us to designated third-party financial institutions. Participating vendors and suppliers may, at their sole discretion, settle obligations prior to their scheduled due dates at a discounted price to the participating financial institutions. The invoices that have been confirmed as valid under the program require payment, in full, based on the original standard invoice terms. Confirmed invoices owed to financial institutions under these programs are included within accounts payable and were $423 million and $459 million as of March 31, 2024 and December 31, 2023, respectively. Coupang or the financial institutions may terminate the agreement upon given notice.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive loss includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on our defined severance benefits. As of March 31, 2024 and December 31, 2023, the ending balance in accumulated other comprehensive (loss) income related to foreign currency translation adjustments was $(61) million and $44 million, respectively, and the amount related to actuarial losses on defined severance benefits was $(60) million and $(61) million, respectively.

Coupang, Inc.	Q1 2024 Form 10-Q	12

9.    Short-term Borrowings and Long-term Debt
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
Farfetch Term Loan
As part of the Farfetch Acquisition, our subsidiary assumed the then outstanding syndicated Term Loans (“Farfetch Term Loans”) under Farfetch’s existing Credit Agreement with certain banks and financial institutions of $575 million, inclusive of fees incurred and less $58 million we repurchased upon acquisition. Repayment of the Farfetch Term Loans is due in quarterly installments, of 0.25%, payable on the last business day of each fiscal quarter. The Farfetch Term Loans mature in October 2027, and early payment is permitted. The Term Loans bear interest at a rate equal to SOFR plus 6.25% per annum. As of March 31, 2024, $574 million was outstanding.
The Farfetch Term Loans contain customary affirmative covenants as well as customary negative covenants, including, but not limited to, restrictions on certain entities within Farfetch’s ability to incur additional debt, make investments, make distributions, dispose of assets, or enter into certain types of related party transactions. The loans are secured against specified assets of the Farfetch group and guaranteed by certain subsidiaries of Farfetch.
Our debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rate for similar types of borrowing arrangements. The carrying amount of debt approximates its fair value as of March 31, 2024 and December 31, 2023 due primarily to the interest rates approximating market interest rates.
We were in compliance with the covenants for each of our borrowings and debt agreements as of March 31, 2024.
10.    Commitments and Contingencies
Commitments
Unconditional purchase obligations include legally binding contracts with terms in excess of one year that are not reflected on the consolidated balance sheets. These contractual commitments primarily relate to technology related service contracts, fulfillment center construction contracts and software licenses. For contracts with variable terms, we do not estimate the total obligation beyond any minimum pricing as of the reporting date. As part of the acquisition of Farfetch, we have a technology related service contract with minimum future payments of $170 million covering services through 2027, and a license arrangement with minimum guarantees of approximately $290 million which are to be paid over 9 years related to a liability contract assumed with a fair value of $140 million at the acquisition date.
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

Coupang, Inc.	Q1 2024 Form 10-Q	13

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
11.    Business Combinations – Farfetch
Farfetch Acquisition
On January 30, 2024 we completed the acquisition of Farfetch. We believe the acquisition will allow us to expand into luxury retail. We have accounted for this acquisition as a business combination. Total purchase consideration consisted of amounts previously funded to Farfetch under a loan prior to acquisition (the “Bridge Loan”) and required partial repayment of the Farfetch Term Loans at the close of the transaction.

(in millions)	Estimated Fair Value
Farfetch Term Loan repayment	$58
Bridge Loan contribution	150
Total purchase consideration	$208
Purchase Price Allocation
We have estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information becomes available during the measurement period. The measurement period will end no later than one year from the acquisition date.

Coupang, Inc.	Q1 2024 Form 10-Q	14

The following table summarizes the preliminary allocation of purchase consideration and the fair value of the assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Estimated Fair Value
Assets acquired
Cash and cash equivalents	$126
Accounts receivable, net	288
Inventories	310
Prepaids and other current assets	224
Property and equipment, net	95
Intangible assets	325
Operating lease right-of-use assets	209
Other non-current assets	227
Liabilities assumed
Accounts payable	(505)
Other current liabilities	(169)
Long-term debt	(557)
Operating lease obligations	(214)
Other non-current liabilities	(177)
Net assets assumed	182
Noncontrolling interests	(78)
Goodwill on acquisition	104
Total consideration	$208
The excess of purchase consideration over the fair value of net identifiable assets acquired and liabilities assumed was recorded as goodwill which is not deductible for tax purposes. Goodwill represents the future economic benefits we expect to achieve as a result of the acquisition, including the workforce of the acquired business as well as future operational and logistical cost efficiencies expected to be achieved. Goodwill was recorded in our Developing Offerings segment.
The identifiable intangible assets acquired were as follows:

(in millions, except years)	Weighted Average Useful Life	Estimated Fair Value
Brand trademarks	5 years	$130
Customer relationships	5 years	34
Supplier relationships	15 years	61
Developed technology	3 years	38
Brand licenses	8 years	62
Total intangible assets		$325
The results of Farfetch included in our consolidated statement of operations since the closing of the acquisition were as follows:

(in millions)	2024
Total net revenues	$288
Net loss	$(122)
Acquisition-related costs were recorded as operating expenses for the three months ended March 31, 2024 and were not material.

Coupang, Inc.	Q1 2024 Form 10-Q	15

Supplemental Pro Forma Information (Unaudited)
The following financial information presents our results as if the acquisition of Farfetch had occurred on January 1, 2023:

	Three Months Ended March 31,
(in millions)	2024	2023
Pro Forma Information
Total net revenues	$7,301	$6,358
Net (loss) income	$(120)	$31
These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are illustrative only and are not the results that would have been achieved had the acquisition actually occurred on January 1, 2023, nor are they indicative of future results. The pro forma results include adjustments related to the business combination, including amortization of acquired intangibles, stock-based compensation, lease expense, and income taxes.
12.    Subsequent Events
In April 2024, we repurchased 10 million shares of our Class A common stock for $178 million in a private transaction.

Coupang, Inc.	Q1 2024 Form 10-Q	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, as well as our audited consolidated financial statements included in our 2023 Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of our 2023 Form 10-K and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements. In the following discussion and analysis, amounts may not foot due to rounding.
Overview
Coupang provides retail, restaurant delivery, video streaming, and fintech services to customers around the world. Coupang’s mission is to revolutionize the everyday lives of its customers and create a world where people wonder, “How did I ever live without Coupang?” Headquartered in the United States, Coupang has operations and support services in geographies including South Korea, Taiwan, Singapore, China, India and Europe.
We believe that we are a preeminent retail destination because of our broad selection, low prices, and exceptional delivery and customer experience across our owned inventory selection as well as products offered by third-party merchants, in Korea. Our unique end-to-end integrated fulfillment, logistics, and technology network enables Rocket Delivery, which provides free, next-day delivery for orders placed anytime of the day, even seconds before midnight—across millions of products in Korea. Our structural advantages from complete end-to-end integration, investments in technology, and scale economies generate higher efficiencies that allow us to pass savings to customers in the form of lower prices. The capabilities we have built provide us with opportunities to expand into other offerings and geographies.
In January 2024 we acquired the business and assets of Farfetch, a leading global marketplace for the luxury fashion industry which connects customers with some of the world’s best luxury boutiques and brands.
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
Developing Offerings includes more nascent offerings and services, including Coupang Eats, our restaurant ordering and delivery service in Korea, Coupang Play, our online content streaming service in Korea, fintech, our retail operations in Taiwan, as well as advertising products associated with these offerings, and also includes Farfetch, our newly acquired global luxury fashion marketplace. Revenues from Developing Offerings are primarily generated from our global luxury fashion marketplace, online restaurant ordering and delivery services in Korea and retail operations in Taiwan.

Coupang, Inc.	Q1 2024 Form 10-Q	17

Key Financial and Operating Highlights:

(in millions)	Three Months Ended March 31,		% Change
	2024(1)	2023
Total net revenues	$7,114	$5,801	23%
Total net revenues, constant currency(2)	$7,397		28%
Gross profit(3)	$1,929	$1,420	36%
Net (loss) income	$(24)	$91	(126)%
Net income margin	(0.3)%	1.6%
Adjusted EBITDA(2)	$281	$241	17%
Adjusted EBITDA margin(2)	3.9%	4.2%
Net cash provided by (used in) operating activities	$212	$501	(58)%
Free cash flow(2)	$107	$407	(74)%
Segment adjusted EBITDA:
Product Commerce	$467	$288	62%
Developing Offerings	$(186)	$(47)	NM(4)

	Trailing Twelve Months Ended March 31,		% Change
(in millions)	2024	2023
Net cash provided by operating activities	$2,363	$1,122	111%
Free cash flow(2)	$1,475	$451	NM(4)
(1)Includes results of operations of Farfetch from acquisition date, January 30, 2024.
(2)Total net revenues, constant currency; total net revenues growth, constant currency; adjusted EBITDA; adjusted EBITDA margin; and free cash flow are non-GAAP measures. See “Non-GAAP Financial Measures” and “Reconciliations of GAAP to Non-GAAP Measures” below for the reconciliation of the Non-GAAP measures with their comparable amounts prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(3)Gross profit is calculated as total net revenues minus cost of sales.
(4)Non-meaningful
Key Business Metrics
As of March 31, 2024, we are providing quarterly Product Commerce Active Customers and Total net revenues per Product Commerce Active Customer metrics in lieu of Active Customers and Total net revenues per Active Customer. We believe these metrics provide a better presentation of our more mature retail operations and predominant customer base as they exclude revenue and customer data specific only to our more nascent Developing Offerings. Product Commerce Active Customers includes those customers that use both our Product Commerce and Coupang Eats offerings, but excludes those customers that only use our Coupang Eats offering and customers outside Korea.

	Three Months Ended
(in millions, except net revenues per Product Commerce Active Customer)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Product Commerce Active Customers	21.5	20.8	20.2	19.4	18.6
Net revenues per Product Commerce Active Customer	$302	$302	$296	$293	$305
Product Commerce Active Customers
As of the last date of each reported period, we determine our number of Product Commerce Active Customers by counting the total number of individual customers who have ordered at least once directly from our Product Commerce apps or websites during the relevant period. A customer is anyone who has created an account on our apps or websites, identified by a unique email address. The change in Product Commerce Active Customers in a reported period captures both the inflow of new customers as well as the outflow of existing customers who have not made a purchase in the period. We view the number of Product Commerce Active Customers as a key indicator of growth in our net revenue, the reach of our network, the awareness of our brand, and the engagement of our customers.
Net Revenues per Product Commerce Active Customer
Net revenues per Product Commerce Active Customer is the total Product Commerce net revenues generated in a period divided by the total number of Product Commerce Active Customers in that period. A key driver of growth is increasing the frequency and

Coupang, Inc.	Q1 2024 Form 10-Q	18

the level of spend of customers who are shopping on our Product Commerce apps or websites. We therefore view net revenues per Product Commerce Active Customer as a key indicator of engagement and retention of our customers and our ability to drive future revenue growth, though there may be a short-term dilutive impact when a large number of new Product Commerce active customers are added in a recent period.
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
• We believe Adjusted EBITDA and Adjusted EBITDA Margin are frequently used by investors and other interested parties in evaluating companies in the retail industry for period-to-period comparisons as they remove the impact of certain items that are not representative of our ongoing business, such as material non-cash items, acquisition-related transaction and restructuring costs, and certain variable charges.

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
Constant Currency Revenue Growth	• Constant currency revenue growth (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.

Coupang, Inc.	Q1 2024 Form 10-Q	19

Reconciliation of GAAP to Non-GAAP Measures
Free Cash Flow

	Three Months Ended March 31,		Trailing Twelve Months Ended March 31,
(in millions)	2024	2023	2024	2023
Net cash provided by operating activities	$212	$501	$2,363	$1,122
Adjustments:
Purchases of land and buildings	(10)	(27)	(357)	(231)
Purchases of equipment	(97)	(68)	(551)	(450)
Total purchases of property and equipment	(107)	(95)	(908)	(681)
Proceeds from sale of property and equipment	2	1	20	10
Total adjustments	$(105)	$(94)	$(888)	$(671)
Free cash flow	$107	$407	$1,475	$451
Net cash used in investing activities	$(117)	$(83)	$(961)	$(682)
Net cash provided by financing activities	$52	$78	$173	$127
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,
(in millions)	2024	2023
Total net revenues	$7,114	$5,801

Net (loss) income	(24)	91
Net income margin	(0.3)%	1.6%
Adjustments:
Depreciation and amortization	95	64
Interest expense	27	8
Interest income	(55)	(32)
Income tax expense	83	33
Other expense, net	9	7
Acquisition and restructuring related costs	58	—
Equity-based compensation	88	70
Adjusted EBITDA	$281	$241
Adjusted EBITDA margin	3.9%	4.2%

Constant Currency Revenue and Constant Currency Revenue Growth

	Three Months Ended March 31,				Year over Year Growth
	2024			2023
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$5,895	$239	$6,134	$5,205	13%	18%
Net other revenue	1,219	44	1,263	596	105%	112%
Total net revenues	$7,114	$283	$7,397	$5,801	23%	28%

Net Revenues by Segment
Product Commerce	$6,494	$269	$6,763	$5,658	15%	20%
Developing Offerings	620	14	634	142	NM(1)	NM(1)
Total net revenues	$7,114	$283	$7,397	$5,801	23%	28%
(1)Non-meaningful

Coupang, Inc.	Q1 2024 Form 10-Q	20

Results of Operations

	Three Months Ended March 31,
(in millions)	2024(1)	2023	% Change
Net retail sales	$5,895	$5,205	13%
Net other revenue	1,219	596	105%
Total net revenues	7,114	5,801	23%

Cost of sales	5,185	4,381	18%
Operating, general and administrative	1,889	1,313	44%
Total operating cost and expenses	7,074	5,694	24%

Operating income	40	107	(63)%
Interest income	55	32	72%
Interest expense	(27)	(8)	NM(2)
Other expense, net	(9)	(7)	29%
Income before income taxes	59	124	(52)%
Income tax expense	83	33	152%
Net (loss) income	$(24)	$91	(126)%
(1)Includes results of operations of Farfetch from acquisition date, January 30, 2024.
(2)Non-meaningful
Total Net Revenues
We categorize our total net revenues as (1) net retail sales and (2) net other revenue. Total net revenues incorporate reductions for estimated returns, promotional discounts, and earned loyalty rewards and exclude amounts collected on behalf of third parties, such as value added taxes. We periodically provide customers with promotional discounts to retail prices, such as percentage discounts and other similar offers, to incentivize increased customer spending and loyalty. These promotional discounts are discretionary and are reflected as reductions to the selling price and revenue recognized on each corresponding transaction. Loyalty rewards are offered as part of revenue transactions to all retail customers in Korea, whereby rewards are earned as a percentage of each purchase, for the customer to apply towards the purchase price of a future transaction. We defer a portion of revenue from each originating transaction, based on the estimated standalone selling price of the loyalty reward earned, and then recognize the revenue as the loyalty reward is redeemed in a future transaction, or when they expire. The amount of the deferred revenue related to these loyalty rewards is not material.

	Three Months Ended March 31,		% Change
(in millions)	2024	2023	As Reported	Constant Currency
Net retail sales	$5,895	$5,205	13%	18%
Net other revenue	1,219	596	105%	112%
Total net revenues	$7,114	$5,801	23%	28%
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

Coupang, Inc.	Q1 2024 Form 10-Q	21

The following table presents our total net revenues by segment.

	Three Months Ended March 31,		% Change
(in millions)	2024	2023	As Reported	Constant Currency
Product Commerce	$6,494	$5,658	15%	20%
Developing Offerings	620	142	NM(1)	NM(1)
Total net revenues	$7,114	$5,801	23%	28%
(1)Non-meaningful
The increase in Product Commerce for the three months ended March 31, 2024 is due to increased customer engagement within and across more product categories, as well as year over year growth in our Product Commerce Active Customers and total net revenues per Product Commerce Active Customer excluding effects of foreign exchange rates. The growth rate was partially reduced by the net revenue impact of our transition of FLC merchants to new contracts now recognized on a net basis.
The increase in Developing Offerings for the three months ended March 31, 2024 is primarily due to $288 million of incremental revenues from our acquisition of Farfetch in the quarter, and our growth initiatives in Taiwan and Eats.
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
The increase for the three months ended March 31, 2024 primarily reflects higher volume from increased sales and customer demand as well as from the acquisition of Farfetch. Cost of sales as a percentage of revenue decreased from 75.5% for the three months ended March 31, 2023 to 72.9% for the three months ended March 31, 2024, primarily due to further operational efficiencies, continued supply chain optimization, and an increased percentage of revenues earned from higher margin revenue categories and offerings, including FLC. Cost of sales as a percentage of revenue also benefited from the inclusion of Farfetch, which operates with a higher gross profit margin and generated gross profit of $122 million. These benefits were partially offset by the impacts from our other growth initiatives in developing offerings, such as Taiwan and Eats.
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
The increase for the three months ended March 31, 2024 primarily reflects increases in fulfillment costs due to growth in our business and Farfetch operating costs, including restructuring and acquisition-related costs of $58 million. These expenses as a percentage of revenue increased from 22.6% for the three months ended March 31, 2023 to 26.6% for the three months ended March 31, 2024 primarily due to the inclusion of Farfetch, which operates with a higher expense margin, and decreased revenues from the transition to the new FLC contracts beginning in the second quarter of 2023.
Interest Income
Interest income primarily consists of interest earned on our deposits held with financial institutions.
Interest income for the three months ended March 31, 2024 increased $23 million compared to the prior year period, primarily due to higher interest rates combined with higher average cash balances.
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

Coupang, Inc.	Q1 2024 Form 10-Q	22

Our effective tax rate was 140.1% for the three months ended March 31, 2024, compared to 26.6% for the prior year period. The increase in our effective tax rate is primarily due to the loss before income taxes incurred by Farfetch with no offsetting tax benefit, which added approximately 97% to the effective tax rate, and the impact of releasing the valuation allowance on our Korean deferred tax assets in the fourth quarter of 2023.
Our effective rates for the three months ended March 31, 2024 and 2023 differed from the federal statutory rate due to the impact of valuation allowances on our deferred tax assets, and tax credits used for the period, and the mix of our income before income taxes generated across the various jurisdictions in which we operate, including the impact of international provisions of the Tax Cuts and Jobs Act and permanent differences from non-deductible expenses. We expect that our effective tax rate in future periods will continue to differ significantly from the applicable statutory rate.
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

	Three Months Ended March 31,
(in millions)	2024	2023	% Change
Product Commerce	$467	$288	62%
Developing Offerings	(186)	(47)	NM(1)
Consolidated adjusted EBITDA	$281	$241	17%
(1)Non-meaningful
The improvement for the three months ended March 31, 2024 in Product Commerce segment adjusted EBITDA was primarily due to an increase in net revenues, further operational efficiencies, improvements from supply chain optimization, an increased percentage of revenues earned from higher margin revenue categories and offerings, and improved operating leverage.
The increased loss for the three months ended March 31, 2024 in Developing Offerings adjusted EBITDA was the result of the increased investments in our Eats and Taiwan offerings, higher content costs for our Coupang Play offering and $31 million incremental adjusted EBITDA loss from Farfetch, which was acquired during the quarter.
Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our primary sources of liquidity are cash on hand, supplemented through various debt financing arrangements and sales of our equity securities. We had total cash, cash equivalents and restricted cash of $5.6 billion as of March 31, 2024, of which $4.2 billion was held by foreign subsidiaries, primarily in Korea, and may not be freely transferable to the U.S. due to local laws or other restrictions. Additionally, we have approximately $1.0 billion available under our 2022 and 2021 revolving credit facilities as described below.
The ability of certain subsidiaries to transfer funds or pay dividends to Coupang, Inc. is also restricted due to terms which require the subsidiaries to meet certain financial covenants, including requirements to maintain a positive net equity balance or having current period income.
As of March 31, 2024 and December 31, 2023, we had equity of $4.1 billion and $4.1 billion, respectively. We may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, particularly with respect to our Developing Offerings segment, which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and continuation to expand services, we plan to build new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next two years. These contracts have remaining capital expenditures commitments of $104 million as of March 31, 2024. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.

Coupang, Inc.	Q1 2024 Form 10-Q	23

Changes in our cash flows were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Net cash provided by operating activities	$212	$501	$(289)
Net cash used in investing activities	(117)	(83)	(34)
Net cash provided by financing activities	52	78	(26)
Operating Activities

	Three Months Ended March 31,
(in millions)	2024	2023	Change
Net (loss) income	$(24)	$91	$(115)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	420	286	134
Change in operating assets and liabilities	(184)	124	(308)
Net cash provided by operating activities	$212	$501	$(289)
The year-over-year change in operating cash flow was driven by a $115 million decrease in net income, which resulted in a net loss for the current period. Cash provided by operating activities was also impacted by the changes in operating assets and liabilities, including $115 million from other assets primarily and $193 million from accounts payable primarily as a result of improved payment terms, primarily with certain large, multi-national suppliers which occurred in 2023.
Investing Activities
The increase in cash outflow was mainly driven by an additional $75 million bridge loan made to Farfetch prior to the closing of the acquisition and a $12 million increase in purchases of property and equipment. This was partially offset by the net cash acquired in the acquisition of Farfetch in exchange for the noncash contribution of the outstanding bridge loan.
Financing Activities
The decrease in cash inflow was primarily driven by an $18 million decrease in proceeds from debt and short-term borrowing and a $16 million increase in repayments of debt and short-term borrowings due to the timing of maturities.
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
Refer to Note 13 — "Commitments and Contingencies" of our consolidated financial statements in Part II, Item 8 of our 2023 Form 10-K for disclosure of our minimum contractual commitments. As part of the acquisition of Farfetch, we have a technology related service contract with minimum remaining payments of $170 million covering services through 2027, and a license arrangement with minimum guarantees of approximately $290 million which are to be paid over 9 years.
Our short-term and long-term borrowings generally include lines of credit with financial institutions available to be drawn upon for general operating purposes.
Revolving Credit Agreement
We have a two-year revolving credit agreement (the “Revolving Credit Agreement”) with a borrowing limit of $119 million that bears interest at the average of 91-days CD interest rate plus 2.30%. The Revolving Credit Agreement is secured by certain of our inventories. As of March 31, 2024, there was no balance outstanding on the 2022 Revolving Credit Agreement.

Coupang, Inc.	Q1 2024 Form 10-Q	24

Revolving Credit Facility
In January 2024, our senior unsecured credit facility (“the Revolving Credit Facility”) was amended to extend the maturity date to February 2026 and to bring the aggregate principal amount to $875 million. The Revolving Credit Facility continues to provide us the right to request incremental commitments up to $1.25 billion, subject to customary conditions.
Refer to Note 12 — "Short-Term Borrowings and Long-Term Debt" of our consolidated financial statements in Part II, Item 8 of our 2023 Form 10-K for disclosure of our debt obligations and collateral.
Farfetch Acquisition
On January 31, 2024, we completed the acquisition of the business and assets of Farfetch, a leading global marketplace for the luxury fashion industry. In advance of the acquisition, our subsidiary provided $150 million to Farfetch under a bridge loan which was contributed towards the Farfetch Acquisition.
As part of the Farfetch Acquisition, a subsidiary of the Company assumed the then outstanding syndicated Term Loans under Farfetch’s existing Credit Agreement with certain banks and financial institutions of $575 million, inclusive of fees incurred and less $58 million we repurchased upon acquisition. The Farfetch Term Loans is due in quarterly installments, of 0.25%, payable on the last business day of each fiscal quarter. The Farfetch Term Loans mature in October 2027, and early repayment is permitted. The Term Loans bear interest at a rate equal to SOFR plus 6.25% per annum.
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
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. GAAP. Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For a discussion of our critical accounting policies and estimates, refer to the section entitled “Critical Accounting Policies and Estimates” in our 2023 Form 10-K.
Other significant accounting policies are also discussed in Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of our 2023 Form 10-K.
Recently Adopted Accounting Pronouncements
See Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies" to the condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Coupang, Inc.	Q1 2024 Form 10-Q	25

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
Interest Rate Risk
As of March 31, 2024, we had cash, cash equivalents, and restricted cash of $5.6 billion. Interest-earning instruments carry a degree of interest rate risk. Our interest rate risk arises primarily from our variable rate debt as well as our undrawn revolving credit facilities. Borrowings issued at variable rates expose us to variability in cash flows. We are a party to interest rate swap agreements to reduce some of our exposure to interest rate volatility of certain term loans. Our policy, in the management of interest rate risk, is to structure a reasonable balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates. As of March 31, 2024, there was no balances outstanding on our revolving credit facilities. Any future borrowings incurred under the 2021 and 2022 revolving credit facilities would accrue interest at rates subject to current market conditions.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of approximately $635 million and an immaterial impact in net income for the three months ended March 31, 2024, respectively.
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

Coupang, Inc.	Q1 2024 Form 10-Q	26

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2024, our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the securities exchange act of 1934, as amended (the “Exchange Act”)) were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, and subject to the below exclusion, our CEO and CFO have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
In accordance with the interpretative guidance issued by SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and the disclosure controls and procedures of the acquired entity that are subsumed in the internal control over financial reporting from the assessment of disclosure controls and procedures. Based on this guidance, our assessment of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Farfetch. The Company completed the acquisition of Farfetch on January 30, 2024. Farfetch’s total assets, excluding the effects of purchase accounting, represented 10% and 4% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the quarter ended March 31, 2024.
Material Weakness in Internal Control over Financial Reporting of Farfetch
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Farfetch disclosed the existence of material weaknesses in its internal control over financial reporting in Item 15 of its Annual Report on Form 20-F for the year ended December 31, 2022.
The unremediated material weakness identified and disclosed by Farfetch related to the operating effectiveness of certain business process and information technology controls in the New Guards business. We are in the process of reviewing the operations of Farfetch and implementing Coupang’s internal control structure over the acquired operations. While we did not include Farfetch in our assessment of internal control over financial reporting as of March 31, 2024, we determined the material weakness previously disclosed by Farfetch was not fully remediated as of March 31, 2024 and could result in a material misstatement of our annual or interim consolidated financial statements that will not be prevented or detected on a timely basis. We are actively engaged in the remediation efforts.
Changes in Internal Control over Financial Reporting
Other than the changes relating to the acquisition and material weakness in internal control over financial reporting disclosed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Coupang, Inc.	Q1 2024 Form 10-Q	27

Part II.   Other Information

Item 1. Legal Proceedings
The information set forth under Note 10 — "Commitments and Contingencies" in our accompanying notes to the condensed consolidated financial statements under the caption “Legal Matters” is incorporated herein by reference.

Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties disclosed in Part 1, Item 1A, under the caption “Risk Factors,” of our 2023 Form 10-K which risks could materially and adversely affect our business, results of operations, financial condition, and liquidity. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors may not be the only ones that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating globally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
a) Sixth Amendment to Revolving Credit Facility
On May 6, 2024, we, as borrower and certain of our subsidiaries, as guarantors, entered into an amendment (the “Sixth Amendment”) to our Revolving Credit and Guaranty Agreement, dated as of February 27, 2021, as previously amended (the “Credit Agreement”). The Sixth Amendment and the Credit Agreement, among other things, increase the capacity for certain permitted investments.
The description set forth above does not purport to be complete and is qualified in its entirety by the Sixth Amendment (including the Credit Agreement attached as Annex A thereto), a copy of which is filed as an exhibit to this report and is incorporated by reference herein.
c) Trading Plans
During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Coupang, Inc.	Q1 2024 Form 10-Q	28

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40115	3.1	November 12, 2021
3.2	Bylaws of the Registrant.		10-Q	001-40115	3.2	November 12, 2021
10.1	Share Purchase Agreement, dated April 1, 2024, by and between Company and Maverick Holdings C, L.P.		8-K	001-40115	10.1	April 5, 2024
10.2
Sixth Amendment to Revolving Credit and Guaranty Agreement, dated as of May 6, 2024, by and among Coupang, Inc., as borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
X
31.1	Chief Executive Officer Section 302 Certification	X
31.2	Chief Financial Officer Section 302 Certification	X
32.1*	Chief Executive Officer Section 906 Certification	X
32.2*	Chief Financial Officer Section 906 Certification	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan
*	Indicates furnished exhibit

Coupang, Inc.	Q1 2024 Form 10-Q	29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Jonathan Lee
Jonathan Lee
Chief Accounting Officer (Principal Accounting Officer)

Dated: May 8, 2024

Coupang, Inc.	Q1 2024 Form 10-Q	30