Form 10-Q
period 2024-06-30
Coupang, Inc.
filed 2024-08-06
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, there were 1,618,901,401 shares of the registrant’s Class A common stock and 174,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2024

Coupang, Inc.	Q2 2024 Form 10-Q	1

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

Coupang, Inc.	Q2 2024 Form 10-Q	2

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
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (ir.aboutcoupang.com), our filings with the Securities and Exchange Commission (the “SEC”), webcasts, press releases, conference calls, and social media. We use these mediums to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. Notwithstanding the foregoing, the information contained on our website as referenced in this paragraph is not incorporated by reference into this Form 10-Q or any other report or document we file with the SEC.

Coupang, Inc.	Q2 2024 Form 10-Q	3

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net retail sales	$5,779	$5,140	$11,674	$10,345
Net other revenue	1,544	698	2,763	1,293
Total net revenues	7,323	5,838	14,437	11,638

Cost of sales	5,181	4,314	10,366	8,695
Operating, general and administrative	2,167	1,376	4,056	2,689
Total operating cost and expenses	7,348	5,690	14,422	11,384

Operating (loss) income	(25)	148	15	254

Interest income	53	42	108	73
Interest expense	(37)	(13)	(64)	(21)
Other income (expense), net	12	(6)	3	(11)
Income before income taxes	3	171	62	295

Income tax expense	108	26	191	59

Net (loss) income	$(105)	$145	$(129)	$236
Net loss attributable to noncontrolling interests	(28)	—	(57)	—
Net (loss) income attributable to Coupang stockholders	$(77)	$145	$(72)	$236

Earnings per share
Basic	$(0.04)	$0.08	$(0.04)	$0.13
Diluted	$(0.04)	$0.08	$(0.04)	$0.13
Weighted-average shares outstanding
Basic	1,789	1,780	1,791	1,777
Diluted	1,789	1,800	1,791	1,797
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2024 Form 10-Q	4

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net (loss) income	$(105)	$145	$(129)	$236

Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(79)	(8)	(184)	(27)
Actuarial gain (loss) on defined severance benefits, net of tax	2	(10)	3	(9)
Total other comprehensive loss	(77)	(18)	(181)	(36)

Comprehensive (loss) income	(182)	127	(310)	200
Comprehensive loss attributable to noncontrolling interests	(28)	—	(57)	—
Comprehensive (loss) income attributable to Coupang stockholders	$(154)	$127	$(253)	$200
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2024 Form 10-Q	5

COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except par value)	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$5,536	$5,243
Restricted cash	257	353
Accounts receivable, net	547	314
Inventories	1,992	1,666
Prepaids and other current assets	477	316
Total current assets	8,809	7,892

Property and equipment, net	2,563	2,465
Operating lease right-of-use assets	1,993	1,601
Deferred tax assets	757	925
Intangible assets, net	319	37
Long-term lease deposits and other	754	426
Total assets	$15,195	$13,346

Liabilities, redeemable noncontrolling interests, and equity
Accounts payable	$5,621	$5,099
Accrued expenses	516	352
Deferred revenue	139	97
Short-term borrowings	336	282
Current portion of long-term debt	165	203
Current portion of long-term operating lease obligations	427	386
Other current liabilities	654	526
Total current liabilities	7,858	6,945

Long-term debt	1,047	529
Long-term operating lease obligations	1,740	1,387
Defined severance benefits and other	603	381
Total liabilities	11,248	9,242

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests	92	15

Equity
Common stock	—	—
Class A — shares authorized 10,000, outstanding 1,615 and 1,616 Class B — shares authorized 250, outstanding 175 and 175
Additional paid-in capital	8,509	8,489
Accumulated other comprehensive loss	(198)	(17)
Accumulated deficit	(4,455)	(4,383)
Noncontrolling interests	(1)	—
Total equity	3,855	4,089
Total liabilities, redeemable noncontrolling interests and equity	$15,195	$13,346
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2024 Form 10-Q	6

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(unaudited)

	Redeemable Noncontrolling Interests	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2022	$—	1,773	$—	$8,154	$3	$(5,743)	$—	$2,414
Net income	—	—	—	—	—	91	—	91
Foreign currency translation adjustments, net of tax	—	—	—	—	(19)	—	—	(19)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	1	—	—	1
Issuance of common stock upon exercise of stock options	—	1	—	3	—	—	—	3
Issuance of common stock upon settlement of restricted stock units	—	3	—	—	—	—	—	—
Equity-based compensation	—	—	—	70	—	—	—	70
Balance as of March 31, 2023	$—	1,777	$—	$8,227	$(15)	$(5,652)	$—	$2,560
Net income	—	—	—	—	—	145	—	145
Foreign currency translation adjustments, net of tax	—	—	—	—	(8)	—	—	(8)
Actuarial loss on defined severance benefits, net of tax	—	—	—	—	(10)	—	—	(10)
Issuance of common stock upon exercise of stock options	—	1	—	2	—	—	—	2
Issuance of common stock upon settlement of restricted stock units	—	3	—	—	—	—	—	—
Equity-based compensation	—	—	—	86	—	—	—	86
Balance as of June 30, 2023	$—	1,781	$—	$8,315	$(33)	$(5,507)	$—	$2,775

Coupang, Inc.	Q2 2024 Form 10-Q	7

	Redeemable Noncontrolling Interests	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2023	$15	1,791	$—	$8,489	$(17)	$(4,383)	$—	$4,089
Net (loss) income	(25)	—	—	—	—	5	(4)	1
Capital contributions from noncontrolling interest holders	55	—	—	—	—	—	—	—
Recognition of noncontrolling interest upon acquisition	69	—	—	—	—	—	10	10
Foreign currency translation adjustments, net of tax	—	—	—	—	(105)	—	—	(105)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	1	—	—	1
Issuance of common stock upon exercise of stock options	—	—	—	1	—	—	—	1
Issuance of common stock upon settlement of restricted stock units	—	4	—	—	—	—	—	—
Equity-based compensation	—	—	—	88	—	—	—	88
Balance as of March 31, 2024	$114	1,795	$—	$8,578	$(121)	$(4,378)	$6	$4,085
Net loss	(21)	—	—	—	—	(77)	(7)	(84)
Foreign currency translation adjustments, net of tax	(1)	—	—	—	(79)	—	—	(79)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	2	—	—	2
Issuance of common stock upon exercise of stock options	—	1	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	4	—	—	—	—	—	—
Repurchase of Class A common stock	—	(10)	—	(178)	—	—	—	(178)
Equity-based compensation	—	—	—	109	—	—	—	109
Balance as of June 30, 2024	$92	1,790	$—	$8,509	$(198)	$(4,455)	$(1)	$3,855
The accompanying notes are an integral part of these condensed consolidated financial statements

Coupang, Inc.	Q2 2024 Form 10-Q	8

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Operating activities
Net (loss) income	$(129)	$236
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	201	130
Provision for severance benefits	90	76
Equity-based compensation	197	156
Non-cash operating lease expense	211	163
Deferred income taxes	103	—
Other	118	85
Change in operating assets and liabilities, net of acquisition:
Accounts receivable, net	23	41
Inventories	(163)	18
Other assets	(132)	8
Accounts payable	351	579
Accrued expenses	111	(28)
Other liabilities	(105)	(143)
Net cash provided by operating activities	876	1,321

Investing activities
Purchases of property and equipment	(285)	(472)
Proceeds from sale of property and equipment	4	7
Net cash acquired in acquisition	68	—
Other investing activities	(82)	(47)
Net cash used in investing activities	(295)	(512)

Financing activities
Proceeds from issuance of common stock, equity-based compensation plan	1	5
Repurchase of Class A common stock	(178)	—
Proceeds from short-term borrowings and long-term debt	104	319
Repayment of short-term borrowings and long-term debt	(62)	(37)
Other financing activities	55	42
Net cash (used in) provided by financing activities	(80)	329
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(304)	(81)
Net increase in cash and cash equivalents, and restricted cash	197	1,057
Cash and cash equivalents, and restricted cash, as of beginning of period	5,597	3,687
Cash and cash equivalents, and restricted cash, as of end of period	$5,794	$4,744
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2024 Form 10-Q	9

COUPANG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Coupang, Inc. (“Coupang”) together with its consolidated subsidiaries (collectively, “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.
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
2.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net retail sales	$5,779	$5,140	$11,674	$10,345
Third-party merchant services	1,374	563	2,421	1,024
Other revenue	170	135	342	269
Total net revenues	$7,323	$5,838	$14,437	$11,638
This level of revenue disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Net retail sales are recognized from owned inventory product sales to consumers. Third-

Coupang, Inc.	Q2 2024 Form 10-Q	10

party merchant services represent commissions, advertising, and delivery fees earned from merchants and restaurants that sell their products through our online businesses. Other revenue includes revenue earned from our Rocket WOW membership program and various other offerings.
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in deferred revenue on the condensed consolidated balance sheets. We recognized revenue of $92 million and $90 million for the six months ended June 30, 2024 and 2023, respectively, primarily related to payments in advance of products and services delivered which were included in deferred revenue on the consolidated balance sheets as of the beginning of the respective years.
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
Results of operations for the reportable segments and reconciliation to income before income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net revenues
Product Commerce	$6,431	$5,682	$12,925	$11,340
Developing Offerings	892	156	1,512	298
Total net revenues	$7,323	$5,838	$14,437	$11,638
Segment adjusted EBITDA
Product Commerce	$530	$408	$997	$696
Developing Offerings	(200)	(107)	(386)	(155)
Total segment adjusted EBITDA	$330	$300	$611	$541
Reconciling items:
Depreciation and amortization	$(106)	$(66)	$(201)	$(130)
Equity-based compensation	(109)	(86)	(197)	(156)
Acquisition and restructuring related costs	(19)	—	(77)	—
Estimated KFTC administrative fine (see Note 10)	(121)	—	(121)	—
Interest expense	(37)	(13)	(64)	(21)
Interest income	53	42	108	73
Other income (expense), net	12	(6)	3	(11)
Income before income taxes	$3	$171	$62	$295
Note: Amounts may not foot due to rounding.

Coupang, Inc.	Q2 2024 Form 10-Q	11

4.    Defined Severance Benefits
The following table provides the components of net periodic benefit costs and the portion of these costs charged to expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Current service costs	$39	$34	$79	$68
Interest cost	4	3	8	7
Amortization of:
Prior service credit	1	—	1	1
Net actuarial loss	1	—	2	—
Net periodic benefit cost	$45	$37	$90	$76
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
The increase in our effective tax rate for the three and six months ended June 30, 2024 is primarily due to the loss before income taxes incurred by Farfetch, with no offsetting tax benefit, the impact of the non-deductible estimated KFTC administrative fine (the “administrative fine”) discussed in “Note 10 - Commitments and Contingencies”, and the prospective impact of releasing the valuation allowance on our Korean deferred tax assets in the fourth quarter of 2023.
6.    Earnings per Share
Basic earnings per share is computed by dividing net (loss) income attributable to Coupang stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net (loss) income attributable to Coupang stockholders by the weighted-average number of shares of common stock and potentially dilutive common stock outstanding during the period.
We have two classes of common stock outstanding, Class A common stock and Class B common stock (collectively “common stock”), with equal rights to dividends and income. Earnings per share attributable to Coupang stockholders are therefore the same for Class A and Class B common stock, both on an individual and combined basis.

Coupang, Inc.	Q2 2024 Form 10-Q	12

The following table presents the calculation of basic and diluted earnings per share attributable to Coupang stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to Coupang stockholders	$(77)	$145	$(72)	$236

Denominator:
Weighted-average shares used in computing net (loss) income per share attributable to Class A and Class B common stockholders:
Basic	1,789	1,780	1,791	1,777
Dilutive effect of equity compensation awards	—	21	—	20
Diluted	1,789	1,800	1,791	1,797

Earnings per share:
Basic	$(0.04)	$0.08	$(0.04)	$0.13
Diluted	$(0.04)	$0.08	$(0.04)	$0.13

Anti-dilutive shares	34	4	28	5
Note: Amounts may not foot due to rounding.
7.    Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP established a hierarchy framework to classify the fair value measurement into one of the three levels based on the observability of significant inputs to the measurement.
The following table summarizes our financial assets and financial liabilities that are measured at fair value on a recurring basis:

(in millions)	Classification	Measurement Level	June 30, 2024	December 31, 2023
Financial assets
Money market trust	Cash and cash equivalents	Level 1	$1,699	$1,582
Money market fund	Cash and cash equivalents	Level 1	$755	$1,205
Money market trust	Restricted cash	Level 1	$88	$86
8.    Supplemental Financial Information
Supplemental Disclosure of Cash flow Information

	Six Months Ended June 30,
(in millions)	2024	2023
Supplemental disclosure of cash flow information
Cash paid for the amount used to measure the operating lease liabilities	$274	$211
Operating lease assets obtained in exchange for lease obligations	$663	$166
Net increase to operating lease right-of-use assets resulting from remeasurements of lease obligations	$43	$65
Non-cash investing and financing activities
Increase in property and equipment-related accounts payable	$47	$5

Coupang, Inc.	Q2 2024 Form 10-Q	13

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown within the consolidated statements of cash flows.

(in millions)	June 30, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$5,536	$5,243
Restricted cash	257	353
Noncurrent assets
Restricted cash included in long-term leasehold deposits and other	1	1
Total cash, cash equivalents and restricted cash	$5,794	$5,597
Supplier Financing Arrangements
We have agreements with third-party financial institutions to facilitate participating vendors’ and suppliers’ ability to settle payment obligations from us to designated third-party financial institutions. Participating vendors and suppliers may, at their sole discretion, settle obligations prior to their scheduled due dates at a discounted price to the participating financial institutions. The invoices that have been confirmed as valid under the program require payment, in full, based on the original standard invoice terms. Confirmed invoices owed to financial institutions under these programs are included within accounts payable and were $443 million and $459 million as of June 30, 2024 and December 31, 2023, respectively. Coupang or the financial institutions may terminate the agreement upon giving notice.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive loss includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on our defined severance benefits. As of June 30, 2024 and December 31, 2023, the ending balance in accumulated other comprehensive (loss) income related to foreign currency translation adjustments was $(140) million and $44 million, respectively, and the amount related to actuarial losses on defined severance benefits was $(58) million and $(61) million, respectively.
Share Repurchase
In April 2024, we repurchased 10 million shares of our Class A common stock for $178 million in a private transaction.
9.    Short-term Borrowings and Long-term Debt
Revolving Credit Facility
In January 2024, our senior unsecured credit facility (the “Revolving Credit Facility”) was amended to extend the maturity date to February 2026 and to bring the aggregate principal amount to $875 million. The Revolving Credit Facility continues to provide us the right to request incremental commitments up to $1.25 billion, subject to customary conditions.
The Revolving Credit Facility contains customary affirmative and negative covenants, including certain financial covenants. The Revolving Credit Facility is guaranteed on a senior unsecured basis by all our material restricted subsidiaries, subject to customary exceptions.
Farfetch Term Loan
As part of the Farfetch Acquisition, our subsidiary assumed the then outstanding syndicated Term Loans (“Farfetch Term Loans”) under Farfetch’s existing Credit Agreement with certain banks and financial institutions of $575 million, inclusive of fees incurred and less $58 million we repurchased upon acquisition. Repayment of the Farfetch Term Loans is due in quarterly installments, of 0.25%, payable on the last business day of each fiscal quarter. The Farfetch Term Loans mature in October 2027, and early payment is permitted. The Term Loans bear interest at a rate equal to SOFR plus 6.25% per annum. As of June 30, 2024, $572 million was outstanding.
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
Our debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rate for similar types of borrowing arrangements. The carrying amount of debt approximates its fair value as of June 30, 2024 and December 31, 2023 due primarily to the interest rates approximating market interest rates.

Coupang, Inc.	Q2 2024 Form 10-Q	14

We were in compliance with the covenants for each of our borrowings and debt agreements as of June 30, 2024.
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
Litigation
On August 26, 2022, a putative class action was filed on behalf of all purchasers of Coupang Class A common stock pursuant and/or traceable to Coupang’s registration statement issued in connection with our initial public offering. Choi v. Coupang, Inc. et al was brought against Coupang, Inc., and certain of its former and current directors, current officers, and certain underwriters of the offering. The action was filed in the United States District Court for the Southern District of New York alleging inaccurate and misleading or omitted statements of material fact in Coupang's Registration Statement in violation of Sections 11, 12, and 15 of the Securities Act of 1933. The action was amended on May 22, 2023, and added allegations of securities fraud under Sections 10 and 20 of the Securities Exchange Act of 1934. The action seeks unspecified compensatory damages, attorneys’ fees, and reasonable costs and expenses. Between August and December 2023, three separate stockholders’ derivative actions were filed in the United States District Court for the Southern District of New York against certain of Coupang’s former and current directors and current officers. Coupang was named as a nominal defendant in the actions. These derivative actions purport to assert claims on behalf of Coupang and make substantially similar factual allegations to Choi v. Coupang, Inc. et al, bringing claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of securities laws. The actions seek compensatory damages, governance reforms, and other relief. We believe all the aforementioned actions are without merit and intend to vigorously defend against the aforementioned actions. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time. Accordingly, we can provide no assurance as to the scope and outcome of this matter and no assurance as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected.
Korea Fair Trade Commission Investigations
In June 2021, the Korea Fair Trade Commission (the “KFTC”) initiated an investigation into a potential violation of the Monopoly Regulation and Fair Trade Act, including alleged preferential treatments of private labelled products provided by our subsidiary, Coupang Private Label Brands. On June 12, 2024, the KFTC publicly announced that as a result of their investigation, our product search rankings violate Korean law; a regulatory finding subject to judicial review. The KFTC announced that it would impose an administrative fine on us and that it intends to direct us to take certain related corrective actions. We are waiting for the KFTC to issue its formal written decision and plan to appeal the KFTC’s decision with the Seoul High Court following the issuance of the KFTC’s formal written decision as we believe we have substantial defenses against the KFTC’s claims and we will defend against them. Payments of fines to the KFTC are not stayed during an appeal process. We accrued the estimated administrative fine in the second quarter of 2024, resulting in a charge, included within operating, general and administrative expenses, of approximately $121 million representing the administrative fine announced by the KFTC plus an estimate of additional fine amounts through June 2024.
The KFTC is also investigating us on other matters related to the alleged violations of certain KFTC regulations. We are diligently cooperating with these investigations, and actively defending our practices as appropriate.
Under Korean law, the issues addressed in the investigations can be resolved through civil, administrative, or criminal proceedings. The ultimate case resolution could include fines, orders to alter our processes or procedures, and criminal investigations or charges against individuals or us. We cannot reasonably estimate any penalties, loss or range of loss that may arise from these other KFTC Investigations, in excess of the amounts accrued. Accordingly, we can provide no assurance as to the scope and outcome of these

Coupang, Inc.	Q2 2024 Form 10-Q	15

other matters and no assurance as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected.
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

Coupang, Inc.	Q2 2024 Form 10-Q	16

The identifiable intangible assets acquired were as follows:

(in millions, except years)	Weighted Average Useful Life	Estimated Fair Value
Brand trademarks	5 years	$130
Customer relationships	5 years	34
Supplier relationships	15 years	61
Developed technology	3 years	38
Brand licenses	8 years	62
Total intangible assets		$325
The results of Farfetch included in our consolidated statement of operations since the closing of the acquisition were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2024
Total net revenues	$460	$748
Net loss	$(108)	$(230)
Acquisition-related costs were recorded as operating expenses for the three months ended June 30, 2024 and were not material.
Supplemental Pro Forma Information (Unaudited)
The following financial information presents our results as if the acquisition of Farfetch had occurred on January 1, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Pro Forma Information
Total net revenues	$7,323	$6,409	$14,624	$12,767
Net (loss) income	$(108)	$24	$(228)	$55
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

Coupang, Inc.	Q2 2024 Form 10-Q	17

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

Coupang, Inc.	Q2 2024 Form 10-Q	18

Key Financial and Operating Highlights:

(in millions)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024(1)	2023
Total net revenues	$7,323	$5,838	25%	$14,437	$11,638	24%
Total net revenues, constant currency(2)	$7,617		30%	$15,013		29%
Gross profit(3)	$2,142	$1,524	41%	$4,071	$2,944	38%
Net (loss) income	$(105)	$145	NM(4)	$(129)	$236	NM(4)
Net (loss) income margin	(1.4)%	2.5%		(0.9)%	2.0%
Adjusted EBITDA(2)	$330	$300	10%	$611	$541	13%
Adjusted EBITDA margin(2)	4.5%	5.1%		4.2%	4.6%
Net cash provided by operating activities	$664	$820	(19)%	$876	$1,321	(34)%
Free cash flow(2)	$488	$450	8%	$595	$857	(31)%
Segment adjusted EBITDA:
Product Commerce	$530	$408	30%	$997	$696	43%
Developing Offerings	$(200)	$(107)	87%	$(386)	$(155)	149%

	Trailing Twelve Months Ended June 30,		% Change
(in millions)	2024	2023
Net cash provided by operating activities	$2,206	$1,960	13%
Free cash flow(2)	$1,513	$1,096	38%
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
(4)Non-meaningful
Key Business Metrics

	Three Months Ended
(in millions, except net revenues per Product Commerce Active Customer)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Net revenues per Product Commerce Active Customer	$296	$302	$302	$296	$293
Product Commerce Active Customers	21.7	21.5	20.8	20.2	19.4
Net Revenues per Product Commerce Active Customer
Net revenues per Product Commerce Active Customer is the total Product Commerce net revenues generated in a period divided by the total number of Product Commerce Active Customers in that period. A key driver of growth is increasing the frequency and the level of spend of customers who are shopping on our Product Commerce apps or websites. We therefore view net revenues per Product Commerce Active Customer as a key indicator of engagement and retention of our customers and our ability to drive future revenue growth, though there may be a short-term dilutive impact when a large number of new Product Commerce active customers are added in a recent period.
Product Commerce Active Customers
As of the last date of each reported period, we determine our number of Product Commerce Active Customers by counting the total number of individual customers who have ordered at least once directly from our Product Commerce apps or websites during the relevant period. A customer is anyone who has created an account on our apps or websites, identified by a unique email address. The change in Product Commerce Active Customers in a reported period captures both the inflow of new customers as well as the outflow of existing customers who have not made a purchase in the period. We view the number of Product Commerce Active Customers as an indicator of future growth in our net revenue, the reach of our network, the awareness of our brand, and the engagement of our customers.

Coupang, Inc.	Q2 2024 Form 10-Q	19

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

• We believe Adjusted EBITDA and Adjusted EBITDA Margin are frequently used by investors and other interested parties in evaluating companies in the retail industry for period-to-period comparisons as they remove the impact of certain items that are not representative of our ongoing business, such as material non-cash items, acquisition-related transaction and restructuring costs, significant costs related to certain non-ordinary course legal and regulatory matters, and certain variable charges.

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

Constant Currency Revenue Growth	• Constant currency revenue growth (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.

Coupang, Inc.	Q2 2024 Form 10-Q	20

Reconciliation of GAAP to Non-GAAP Measures
Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing Twelve Months Ended June 30,
(in millions)	2024	2023	2024	2023	2024	2023
Net cash provided by operating activities	$664	$820	$876	$1,321	$2,206	$1,960
Adjustments:
Purchases of land and buildings	(33)	(271)	(43)	(299)	(118)	(477)
Purchases of equipment	(145)	(105)	(242)	(173)	(591)	(400)
Total purchases of property and equipment	(178)	(376)	(285)	(472)	(709)	(876)
Proceeds from sale of property and equipment	2	6	4	7	16	13
Total adjustments	$(176)	$(370)	$(281)	$(465)	$(693)	$(864)
Free cash flow	$488	$450	$595	$857	$1,513	$1,096
Net cash used in investing activities	$(178)	$(429)	$(295)	$(512)	$(710)	$(931)
Net cash (used in) provided by financing activities	$(132)	$251	$(80)	$329	$(210)	$495
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Total net revenues	$7,323	$5,838	$14,437	$11,638

Net (loss) income	(105)	145	(129)	236
Net (loss) income margin	(1.4)%	2.5%	(0.9)%	2.0%
Adjustments:
Depreciation and amortization	106	66	201	130
Interest expense	37	13	64	21
Interest income	(53)	(42)	(108)	(73)
Income tax expense	108	26	191	59
Other income (expense), net	(12)	6	(3)	11
Acquisition and restructuring related costs	19	—	77	—
Estimated KFTC administrative fine	121	—	121	—
Equity-based compensation	109	86	197	156
Adjusted EBITDA	$330	$300	$611	$541
Adjusted EBITDA margin	4.5%	5.1%	4.2%	4.6%

Coupang, Inc.	Q2 2024 Form 10-Q	21

Constant Currency Revenue and Constant Currency Revenue Growth

	Three Months Ended June 30,				Year over Year Growth
	2024			2023
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$5,779	$239	$6,018	$5,140	12%	17%
Net other revenue	1,544	55	1,599	698	121%	129%
Total net revenues	$7,323	$294	$7,617	$5,838	25%	30%

Net Revenues by Segment
Product Commerce	$6,431	$275	$6,706	$5,682	13%	18%
Developing Offerings	892	18	910	156	472%	483%
Total net revenues	$7,323	$294	$7,617	$5,838	25%	30%

	Six Months Ended June 30,				Year over Year Growth
	2024			2023
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$11,674	$477	$12,151	$10,345	13%	17%
Net other revenue	2,763	99	2,862	1,293	114%	121%
Total net revenues	$14,437	$576	$15,013	$11,638	24%	29%

Net Revenues by Segment
Product Commerce	$12,925	$544	$13,469	$11,340	14%	19%
Developing Offerings	1,512	32	1,544	298	407%	418%
Total net revenues	$14,437	$576	$15,013	$11,638	24%	29%

Coupang, Inc.	Q2 2024 Form 10-Q	22

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	% Change	2024(1)	2023	% Change
Net retail sales	$5,779	$5,140	12%	$11,674	$10,345	13%
Net other revenue	1,544	698	121%	2,763	1,293	114%
Total net revenues	7,323	5,838	25%	14,437	11,638	24%

Cost of sales	5,181	4,314	20%	10,366	8,695	19%
Operating, general and administrative	2,167	1,376	57%	4,056	2,689	51%
Total operating cost and expenses	7,348	5,690	29%	14,422	11,384	27%

Operating (loss) income	(25)	148	NM(2)	15	254	(94)%
Interest income	53	42	26%	108	73	48%
Interest expense	(37)	(13)	185%	(64)	(21)	205%
Other income (expense), net	12	(6)	NM(2)	3	(11)	NM(2)
Income before income taxes	3	171	(98)%	62	295	(79)%
Income tax expense	108	26	315%	191	59	224%
Net (loss) income	$(105)	$145	NM(2)	$(129)	$236	NM(2)
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

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(in millions)	2024	2023	As Reported	Constant Currency	2024	2023	As Reported	Constant Currency
Net retail sales	$5,779	$5,140	12%	17%	$11,674	$10,345	13%	17%
Net other revenue	1,544	698	121%	129%	2,763	1,293	114%	121%
Total net revenues	$7,323	$5,838	25%	30%	$14,437	$11,638	24%	29%
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
Fulfillment and Logistics by Coupang (“FLC”) is a Product Commerce offering that enables participating merchants to leverage our end-to-end integrated logistics and fulfillment network. Prior to the second quarter of 2023 contract terms with FLC merchants resulted in the transfer of control of the merchants’ products to us and Coupang is the seller of record in these transactions, whereby revenue is recorded on a gross basis (principal). Beginning in the second quarter of 2023, we changed the FLC program and related contracts with merchants, streamlining the overall process for merchants and us. As a result of these changes, control of these products is no longer transferred to the Company prior to sales. The change impacted how we recognize a portion of our revenue, from a gross basis (principal) to a net basis (agent). As of the end of the second quarter of 2023, the previous contract terms had expired, after which commissions and logistics and fulfillment fees earned from FLC merchants under the new contracts are recorded in net other revenue.

Coupang, Inc.	Q2 2024 Form 10-Q	23

The following table presents our total net revenues by segment.

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(in millions)	2024	2023	As Reported	Constant Currency	2024	2023	As Reported	Constant Currency
Product Commerce	$6,431	$5,682	13%	18%	$12,925	$11,340	14%	19%
Developing Offerings	892	156	472%	483%	1,512	298	407%	418%
Total net revenues	$7,323	$5,838	25%	30%	$14,437	$11,638	24%	29%
The increase in Product Commerce for the three and six months ended June 30, 2024 is due to increased customer engagement within and across more product categories, as well as year over year growth in total net revenues per Product Commerce Active Customer excluding effects of foreign exchange rate, and our Product Commerce Active Customers. The growth rate was partially reduced by the net revenue impact of our transition of FLC merchants to new contracts now recognized on a net basis.
The increase in Developing Offerings for the three and six months ended June 30, 2024 is primarily due to $460 million and $748 million, respectively, of incremental revenues from our acquisition of Farfetch in the first quarter of 2024, and our growth initiatives in Taiwan and Eats.
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
The increase for the three and six months ended June 30, 2024 primarily reflects higher volume from increased sales and customer demand as well as from the acquisition of Farfetch. Cost of sales as a percentage of revenue decreased from 73.9% and 74.7% for the three and six months ended June 30, 2023 to 70.7% and 71.8% for the three and six months ended June 30, 2024, primarily due to further operational efficiencies, continued supply chain optimization, and an increased percentage of revenues earned from higher margin revenue categories and offerings. Cost of sales as a percentage of revenue also benefited from the inclusion of Farfetch, which operates with a higher gross profit margin and generated gross profit of $203 million and $325 million for the three and six months ended June 30, 2024, respectively. These benefits were partially offset by the impacts from our other growth initiatives in developing offerings, such as Taiwan and Eats.
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
The increase for the three and six months ended June 30, 2024 primarily reflects increases in fulfillment costs due to growth in our business, the estimated administrative fine, and Farfetch operating costs, including restructuring and acquisition-related costs of $19 million and $77 million, respectively. These expenses as a percentage of revenue increased from 23.6% and 23.1% for the three and six months ended June 30, 2023 to 29.6% and 28.1% for the three and six months ended June 30, 2024 primarily due to the inclusion of Farfetch, which operates with a higher expense margin, the impact of the estimated administrative fine, and decreased revenues from the transition to the new FLC contracts beginning in the second quarter of 2023.
Interest Income
Interest income primarily consists of interest earned on our deposits held with financial institutions.
Interest income for the three and six months ended June 30, 2024 increased $11 million and $35 million compared to the prior year periods, primarily due to higher interest rates combined with higher average cash balances.
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

Coupang, Inc.	Q2 2024 Form 10-Q	24

enacted, requires taxpayers to capitalize research and development expenses with amortization periods over five and fifteen years, which has and is expected to continue to increase the amount of our global intangible low-taxed income (GILTI) inclusion.
The increase in our effective tax rate for the three and six months ended June 30, 2024 is primarily due to the loss before income taxes incurred by Farfetch with no offsetting tax benefit, the impact of the non-deductible estimated administrative fine, and the prospective impact of releasing the valuation allowance on our Korean deferred tax assets in the fourth quarter of 2023.
Our effective rates for the three and six months ended June 30, 2024 and 2023 differed from the federal statutory rate due to the impact of valuation allowances on our deferred tax assets, and tax credits used for the period, the impact of the estimated administrative fine, and the mix of our income before income taxes generated across the various jurisdictions in which we operate, including the impact of international provisions of the Tax Cuts and Jobs Act and permanent differences from non-deductible expenses. We expect that our effective tax rate in future periods will continue to differ significantly from the applicable statutory rate.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023	% Change	2024	2023	% Change
Product Commerce	$530	$408	30%	$997	$696	43%
Developing Offerings	(200)	(107)	87%	(386)	(155)	149%
Consolidated adjusted EBITDA	$330	$300	10%	$611	$541	13%
The improvement for the three and six months ended June 30, 2024 in Product Commerce segment adjusted EBITDA was primarily due to an increase in net revenues, further operational efficiencies, improvements from supply chain optimization, and an increased percentage of revenues earned from higher margin revenue categories and offerings.
The increased loss for the three and six months ended June 30, 2024 in Developing Offerings adjusted EBITDA was the result of the increased investments in our Eats and Taiwan offerings, higher content costs for our Coupang Play offering and $31 million and $62 million, respectively, incremental adjusted EBITDA losses from Farfetch, which was acquired during the first quarter of 2024.
Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our primary sources of liquidity are cash on hand, supplemented through various debt financing arrangements and sales of our equity securities. We had total cash, cash equivalents and restricted cash of $5.8 billion as of June 30, 2024, of which $4.7 billion was held by foreign subsidiaries, primarily in Korea, and may not be freely transferable to the U.S. due to local laws or other restrictions. Additionally, we have $875 million available under our revolving credit facility as described below.
The ability of certain subsidiaries to transfer funds or pay dividends to Coupang, Inc. is also restricted due to terms which require the subsidiaries to meet certain financial covenants, including requirements to maintain a positive net equity balance or having current period income.
As of June 30, 2024 and December 31, 2023, we had equity of $3.9 billion and $4.1 billion, respectively. We may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, particularly with respect to our Developing Offerings segment, which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and continuation to expand services, we plan to acquire and build new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next two years. These contracts have remaining capital expenditures commitments of $434 million as of June 30, 2024. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.

Coupang, Inc.	Q2 2024 Form 10-Q	25

Changes in our cash flows were as follows:

	Six Months Ended June 30,
(in millions)	2024	2023	Change
Net cash provided by operating activities	$876	$1,321	$(445)
Net cash used in investing activities	(295)	(512)	217
Net cash (used in) provided by financing activities	(80)	329	(409)
Operating Activities

	Six Months Ended June 30,
(in millions)	2024	2023	Change
Net (loss) income	$(129)	$236	$(365)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	920	610	310
Change in operating assets and liabilities	85	475	(390)
Net cash provided by operating activities	$876	$1,321	$(445)
The year-over-year change in operating cash flow was driven by a $365 million decrease in net income, which resulted in a net loss for the current period. Cash provided by operating activities was also impacted by the changes in operating assets and liabilities, including $140 million from other assets and $228 million from accounts payable primarily as a result of improved payment terms, primarily with certain large, multi-national suppliers which occurred in 2023, and $181 million from inventories primarily from the implementation of the FLC program in the prior year, partially offset by the non-cash estimated administrative fine accrued during the quarter.
Investing Activities
The decrease in cash outflow was mainly driven by a $187 million decrease in purchases of property and equipment and by the net cash acquired in the acquisition of Farfetch in exchange for the noncash contribution of the outstanding bridge loan. This was partially offset by the additional $75 million bridge loan made to Farfetch prior to the closing of the acquisition
Financing Activities
The cash outflow was primarily driven by a $215 million decrease in proceeds from debt and short-term borrowings, and the repurchase of 10 million shares of our Class A common stock for $178 million.
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
Refer to Note 13 — "Commitments and Contingencies" of our consolidated financial statements in Part II, Item 8 of our 2023 Form 10-K for disclosure of our minimum contractual commitments. As part of the acquisition of Farfetch, we have a technology related service contract with minimum payments of $170 million covering services through 2027, and a license arrangement with minimum guarantees of approximately $290 million which are to be paid over 9 years.
Our short-term and long-term borrowings generally include lines of credit with financial institutions available to be drawn upon for general operating purposes.

Coupang, Inc.	Q2 2024 Form 10-Q	26

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
As part of the Farfetch Acquisition, a subsidiary of the Company assumed the then outstanding syndicated Term Loans under Farfetch’s existing Credit Agreement with certain banks and financial institutions of $575 million, inclusive of fees incurred and less $58 million we repurchased upon acquisition. The Farfetch Term Loans are due in quarterly installments, of 0.25%, payable on the last business day of each fiscal quarter. The Farfetch Term Loans mature in October 2027, and early repayment is permitted. The Term Loans bear interest at a rate equal to SOFR plus 6.25% per annum.
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

Coupang, Inc.	Q2 2024 Form 10-Q	27

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
Interest Rate Risk
As of June 30, 2024, we had cash, cash equivalents, and restricted cash of $5.8 billion. Interest-earning instruments carry a degree of interest rate risk. Our interest rate risk arises primarily from our variable rate debt as well as our undrawn revolving credit facilities. Borrowings issued at variable rates expose us to variability in cash flows. We are a party to interest rate swap agreements to reduce some of our exposure to interest rate volatility of certain term loans. Our policy, in the management of interest rate risk, is to structure a reasonable balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates, and the Farfetch Term Loans which carries a variable interest rate. As of June 30, 2024, there was no balances outstanding on our revolving credit facility and $572 million outstanding on the Farfetch Term Loans. Any future borrowings incurred under the 2021 revolving credit facility would accrue interest at rates subject to current market conditions.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of approximately $652 million and $1.3 billion and an immaterial impact in net income for the three and six months ended June 30, 2024, respectively.
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

Coupang, Inc.	Q2 2024 Form 10-Q	28

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2024, our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, and subject to the below exclusion, our CEO and CFO have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
In accordance with the interpretative guidance issued by the SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and the disclosure controls and procedures of the acquired entity that are subsumed in the internal control over financial reporting from the assessment of disclosure controls and procedures. Based on this guidance, our assessment of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Farfetch. The Company completed the acquisition of Farfetch on January 30, 2024. Farfetch, excluding the effects of purchase accounting, represented 9% and 5% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the six months ended June 30, 2024.
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
The unremediated material weakness identified and disclosed by Farfetch related to the operating effectiveness of certain business process and information technology controls in the New Guards business. We are in the process of reviewing the operations of Farfetch and implementing Coupang’s internal control structure over the acquired operations. While we did not include Farfetch in our assessment of internal control over financial reporting as of June 30, 2024, we determined the material weakness previously disclosed by Farfetch was not fully remediated as of June 30, 2024 and could result in a material misstatement of our annual or interim consolidated financial statements that will not be prevented or detected on a timely basis. We are actively engaged in the remediation efforts.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness relating to the New Guards business. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Coupang, Inc.	Q2 2024 Form 10-Q	29

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding our purchase of Class A Common Stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	10,000,000	$17.79	—	$—
May 1, 2024 - May 31, 2024	—	$—	—	—
June 1, 2024 - June 30, 2024	—	$—	—	—
Total	10,000,000	$17.79	—	$—
(1)In April 2024, we repurchased 10 million shares of our Class A common stock for $178 million in a private transaction.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
c) Trading Plans
During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Coupang, Inc.	Q2 2024 Form 10-Q	30

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40115	3.1	November 12, 2021
3.2	Amended and Restated Bylaws of the Registrant.		8-K	001-40115	3.1	June 27, 2024
31.1	Chief Executive Officer Section 302 Certification	X
31.2	Chief Financial Officer Section 302 Certification	X
32.1*	Chief Executive Officer Section 906 Certification	X
32.2*	Chief Financial Officer Section 906 Certification	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan
*	Indicates furnished exhibit

Coupang, Inc.	Q2 2024 Form 10-Q	31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Jonathan Lee
Jonathan Lee
Chief Accounting Officer (Principal Accounting Officer)

Dated: August 6, 2024

Coupang, Inc.	Q2 2024 Form 10-Q	32