Form 10-Q
period 2024-09-30
Coupang, Inc.
filed 2024-11-06
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, there were 1,624,056,504 shares of the registrant’s Class A common stock and 174,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2024

Coupang, Inc.	Q3 2024 Form 10-Q	1

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

Coupang, Inc.	Q3 2024 Form 10-Q	2

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

Coupang, Inc.	Q3 2024 Form 10-Q	3

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Net retail sales	$6,140	$5,315	$17,814	$15,660
Net other revenue	1,726	869	4,489	2,162
Total net revenues	7,866	6,184	22,303	17,822

Cost of sales	5,597	4,618	15,963	13,312
Operating, general and administrative	2,160	1,478	6,216	4,168
Total operating cost and expenses	7,757	6,096	22,179	17,480

Operating income	109	88	124	342

Interest income	55	50	163	124
Interest expense	(36)	(13)	(100)	(34)
Other income (expense), net	4	(8)	7	(20)
Income before income taxes	132	117	194	412

Income tax expense	68	26	259	85

Net income (loss)	$64	$91	$(65)	$327
Net loss attributable to noncontrolling interests	(6)	—	(63)	—
Net income (loss) attributable to Coupang stockholders	$70	$91	$(2)	$327

Earnings per share
Basic	$0.04	$0.05	$—	$0.18
Diluted	$0.04	$0.05	$—	$0.18
Weighted-average shares outstanding
Basic	1,795	1,784	1,792	1,780
Diluted	1,829	1,808	1,792	1,801
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2024 Form 10-Q	4

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$64	$91	$(65)	$327

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	148	(26)	(36)	(53)
Actuarial gain (loss) on defined severance benefits, net of tax	1	2	4	(7)
Total other comprehensive income (loss)	149	(24)	(32)	(60)

Comprehensive income (loss)	213	67	(97)	267
Comprehensive loss attributable to noncontrolling interests	(4)	—	(61)	—
Comprehensive income (loss) attributable to Coupang stockholders	$217	$67	$(36)	$267
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2024 Form 10-Q	5

COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$5,822	$5,243
Restricted cash	139	353
Accounts receivable, net	517	314
Inventories	2,181	1,666
Prepaids and other current assets	553	316
Total current assets	9,212	7,892

Property and equipment, net	2,997	2,465
Operating lease right-of-use assets	2,240	1,601
Deferred tax assets	764	925
Intangible assets, net	306	37
Long-term lease deposits and other	823	426
Total assets	$16,342	$13,346

Liabilities, redeemable noncontrolling interests, and equity
Accounts payable	$5,899	$5,099
Accrued expenses	473	352
Deferred revenue	191	97
Short-term borrowings	379	282
Current portion of long-term debt	22	203
Current portion of long-term operating lease obligations	456	386
Other current liabilities	765	526
Total current liabilities	8,185	6,945

Long-term debt	1,194	529
Long-term operating lease obligations	1,970	1,387
Defined severance benefits and other	716	381
Total liabilities	12,065	9,242

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests	84	15

Equity
Common stock	—	—
Class A — shares authorized 10,000, outstanding 1,621 and 1,616 Class B — shares authorized 250, outstanding 175 and 175
Additional paid-in capital	8,625	8,489
Accumulated other comprehensive loss	(51)	(17)
Accumulated deficit	(4,385)	(4,383)
Noncontrolling interests	4	—
Total equity	4,193	4,089
Total liabilities, redeemable noncontrolling interests and equity	$16,342	$13,346
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2024 Form 10-Q	6

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(unaudited)

	Redeemable Noncontrolling Interests	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2022	$—	1,773	$—	$8,154	$3	$(5,743)	$—	$2,414
Net income	—	—	—	—	—	91	—	91
Foreign currency translation adjustments, net of tax	—	—	—	—	(19)	—	—	(19)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	1	—	—	1
Issuance of common stock upon exercise of stock options	—	1	—	3	—	—	—	3
Issuance of common stock upon settlement of restricted stock units	—	3	—	—	—	—	—	—
Equity-based compensation	—	—	—	70	—	—	—	70
Balance as of March 31, 2023	$—	1,777	$—	$8,227	$(15)	$(5,652)	$—	$2,560
Net income	—	—	—	—	—	145	—	145
Foreign currency translation adjustments, net of tax	—	—	—	—	(8)	—	—	(8)
Actuarial loss on defined severance benefits, net of tax	—	—	—	—	(10)	—	—	(10)
Issuance of common stock upon exercise of stock options	—	1	—	2	—	—	—	2
Issuance of common stock upon settlement of restricted stock units	—	3	—	—	—	—	—	—
Equity-based compensation	—	—	—	86	—	—	—	86
Balance as of June 30, 2023	$—	1,781	$—	$8,315	$(33)	$(5,507)	$—	$2,775
Net income	—	—	—	—	—	91	—	91
Foreign currency translation adjustments, net of tax	—	—	—	—	(26)	—	—	(26)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	2	—	—	2
Issuance of common stock upon exercise of stock options	—	1	—	2	—	—	—	2
Issuance of common stock upon settlement of restricted stock units	—	4	—	—	—	—	—	—
Equity-based compensation	—	—		84	—	—	—	84
Balance as of September 30, 2023	$—	1,786	$—	$8,401	$(57)	$(5,416)	$—	$2,928

Coupang, Inc.	Q3 2024 Form 10-Q	7

	Redeemable Noncontrolling Interests	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2023	$15	1,791	$—	$8,489	$(17)	$(4,383)	$—	$4,089
Net (loss) income	(25)	—	—	—	—	5	(4)	1
Capital contributions from noncontrolling interest holders	55	—	—	—	—	—	—	—
Recognition of noncontrolling interest upon acquisition	69	—	—	—	—	—	10	10
Foreign currency translation adjustments, net of tax	—	—	—	—	(105)	—	—	(105)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	1	—	—	1
Issuance of common stock upon exercise of stock options	—	—	—	1	—	—	—	1
Issuance of common stock upon settlement of restricted stock units	—	4	—	—	—	—	—	—
Equity-based compensation	—	—	—	88	—	—	—	88
Balance as of March 31, 2024	$114	1,795	$—	$8,578	$(121)	$(4,378)	$6	$4,085
Net loss	(21)	—	—	—	—	(77)	(7)	(84)
Foreign currency translation adjustments, net of tax	(1)	—	—	—	(79)	—	—	(79)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	2	—	—	2
Issuance of common stock upon exercise of stock options	—	1	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	4	—	—	—	—	—	—
Repurchase of Class A common stock	—	(10)	—	(178)	—	—	—	(178)
Equity-based compensation	—	—	—	109	—	—	—	109
Balance as of June 30, 2024	$92	1,790	$—	$8,509	$(198)	$(4,455)	$(1)	$3,855
Net (loss) income	(11)	—	—	—	—	70	5	75
Foreign currency translation adjustments, net of tax	3	—	—	—	146	—	—	146
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	1	—	—	1
Issuance of common stock upon exercise of stock options	—	—	—	2	—	—	—	2
Issuance of common stock upon settlement of restricted stock units	—	5	—	—	—	—	—	—
Equity-based compensation	—	—	—	114	—	—	—	114
Balance as of September 30, 2024	$84	1,795	$—	$8,625	$(51)	$(4,385)	$4	$4,193
The accompanying notes are an integral part of these condensed consolidated financial statements

Coupang, Inc.	Q3 2024 Form 10-Q	8

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Operating activities
Net (loss) income	$(65)	$327
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	313	198
Provision for severance benefits	138	117
Equity-based compensation	311	240
Non-cash operating lease expense	325	248
Deferred income taxes	142	—
Other	175	100
Change in operating assets and liabilities, net of acquisition:
Accounts receivable, net	116	(114)
Inventories	(234)	(87)
Other assets	(264)	(65)
Accounts payable	310	1,235
Accrued expenses	32	15
Other liabilities	(89)	(171)
Net cash provided by operating activities	1,210	2,043

Investing activities
Purchases of property and equipment	(665)	(662)
Proceeds from sale of property and equipment	8	12
Net cash acquired in acquisition	68	—
Other investing activities	(89)	(14)
Net cash used in investing activities	(678)	(664)

Financing activities
Proceeds from issuance of common stock, equity-based compensation plan	3	7
Repurchase of Class A common stock	(178)	—
Proceeds from short-term borrowings and long-term debt	425	417
Repayment of short-term borrowings and long-term debt	(383)	(64)
Other financing activities	44	2
Net cash (used in) provided by financing activities	(89)	362
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(78)	(167)
Net increase in cash and cash equivalents, and restricted cash	365	1,574
Cash and cash equivalents, and restricted cash, as of beginning of period	5,597	3,687
Cash and cash equivalents, and restricted cash, as of end of period	$5,962	$5,261
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2024 Form 10-Q	9

COUPANG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Coupang, Inc. (“Coupang” or the “Company”) together with its consolidated subsidiaries (collectively, “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.
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
Recent Accounting Pronouncements Adopted
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Supplier Finance Programs (Subtopic 405-50) - Disclosure of Supplier Finance Program Obligations.” The standard requires entities that use supplier finance programs to make disclosures about the key terms of the program, the balance sheet presentation of the related amounts and disclose the amounts outstanding, including providing a rollforward of such amounts. The adoption of the ASU resulted in incremental disclosures in our condensed consolidated financial statements, with the exception of the rollforward disclosure which will be effective prospectively for the year ending December 31, 2024.
Recent Accounting Pronouncements Yet To Be Adopted
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The standard requires additional disclosures about an entity’s segments, primarily about significant segment expenses that are reported to the Chief Operating Decision Maker. Early adoption is allowed under the standard. We will apply the guidance starting with our consolidated financial statements included in the Annual Report on Form 10-K for the year ending December 31, 2024.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” The standard requires disclosure of specific categories of an entities income tax expenses and income taxes paid among other disclosures. Early adoption is allowed under the standard. We are evaluating the effect of adopting the ASU on our disclosures, which is effective beginning with the fiscal year ending December 31, 2025.
2.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net retail sales	$6,140	$5,315	$17,814	$15,660
Third-party merchant services	1,499	709	3,920	1,732
Other revenue	227	160	569	430
Total net revenues	$7,866	$6,184	$22,303	$17,822
This level of revenue disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Net retail sales are recognized from owned inventory product sales to consumers. Third-

Coupang, Inc.	Q3 2024 Form 10-Q	10

party merchant services represent commissions, advertising, and delivery fees earned from merchants and restaurants that sell their products through our online businesses. Other revenue includes revenue earned from our Rocket WOW membership program and various other offerings.
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in deferred revenue on the condensed consolidated balance sheets. We recognized revenue of $92 million and $89 million for the nine months ended September 30, 2024 and 2023, respectively, primarily related to payments in advance of products and services delivered which were included in deferred revenue on the consolidated balance sheets as of the beginning of the respective years.
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
Results of operations for the reportable segments and reconciliation to income before income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net revenues
Product Commerce	$6,891	$5,966	$19,816	$17,306
Developing Offerings	975	218	2,487	516
Total net revenues	$7,866	$6,184	$22,303	$17,822
Segment adjusted EBITDA
Product Commerce	$470	$399	$1,467	$1,095
Developing Offerings	(127)	(161)	(513)	(316)
Total segment adjusted EBITDA	$343	$239	$954	$780
Reconciling items:
Depreciation and amortization	$(112)	$(67)	$(313)	$(198)
Equity-based compensation	(114)	(84)	(311)	(240)
Acquisition and restructuring related costs	(8)	—	(85)	—
KFTC administrative fine (see Note 10)	—	—	(121)	—
Interest expense	(36)	(13)	(100)	(34)
Interest income	55	50	163	124
Other income (expense), net	4	(8)	7	(20)
Income before income taxes	$132	$117	$194	$412
Note: Amounts may not foot due to rounding.

Coupang, Inc.	Q3 2024 Form 10-Q	11

4.    Defined Severance Benefits
The following table provides the components of net periodic benefit costs and the portion of these costs charged to expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Current service costs	$43	$36	$123	$104
Interest cost	3	3	11	10
Amortization of:
Prior service credit	1	1	2	2
Net actuarial loss	1	1	2	1
Net periodic benefit cost	$48	$41	$138	$117
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
The increase in our effective tax rate for the three and nine months ended September 30, 2024 is primarily due to the loss before income taxes incurred by Farfetch, with no offsetting tax benefit, and the prospective impact of releasing the valuation allowance on our Korean deferred tax assets in the fourth quarter of 2023. Specific to the nine months ended September 30, 2024, our effective tax rate also increased due to the impact of the non-deductible KFTC administrative fine (the “administrative fine”) discussed in “Note 10 - Commitments and Contingencies”.
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

Coupang, Inc.	Q3 2024 Form 10-Q	12

The following table presents the calculation of basic and diluted earnings per share attributable to Coupang stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income attributable to Coupang stockholders	$70	$91	$(2)	$327

Denominator:
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	1,795	1,784	1,792	1,780
Dilutive effect of equity compensation awards	34	24	—	21
Diluted	1,829	1,808	1,792	1,801

Earnings per share:
Basic	$0.04	$0.05	$—	$0.18
Diluted	$0.04	$0.05	$—	$0.18

Anti-dilutive shares	—	2	30	4
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
The following table summarizes our financial assets and financial liabilities that are measured at fair value on a recurring basis:

(in millions)	Classification	Measurement Level	September 30, 2024	December 31, 2023
Financial assets
Money market trust	Cash and cash equivalents	Level 1	$1,737	$1,582
Money market fund	Cash and cash equivalents	Level 1	$723	$1,205
Money market trust	Restricted cash	Level 1	$92	$86
8.    Supplemental Financial Information
Supplemental Disclosure of Cash flow Information

	Nine Months Ended September 30,
(in millions)	2024	2023
Supplemental disclosure of cash flow information
Cash paid for the amount used to measure the operating lease liabilities	$425	$325
Operating lease assets obtained in exchange for lease obligations	$829	$321
Net increase to operating lease right-of-use assets resulting from remeasurements of lease obligations	$168	$77
Non-cash investing and financing activities
Increase in property and equipment-related accounts payable	$51	$14

Coupang, Inc.	Q3 2024 Form 10-Q	13

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown within the consolidated statements of cash flows.

(in millions)	September 30, 2024	December 31, 2023
Current assets
Cash and cash equivalents	$5,822	$5,243
Restricted cash	139	353
Noncurrent assets
Restricted cash included in long-term lease deposits and other	1	1
Total cash, cash equivalents and restricted cash	$5,962	$5,597
Supplier Financing Arrangements
We have agreements with third-party financial institutions to facilitate participating vendors’ and suppliers’ ability to settle payment obligations from us to designated third-party financial institutions. Participating vendors and suppliers may, at their sole discretion, settle obligations prior to their scheduled due dates at a discounted price to the participating financial institutions. The invoices that have been confirmed as valid under the program require payment, in full, based on the original standard invoice terms. Confirmed invoices owed to financial institutions under these programs are included within accounts payable and were $465 million and $459 million as of September 30, 2024 and December 31, 2023, respectively. Coupang or the financial institutions may terminate the agreement upon giving notice.
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive loss includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on our defined severance benefits. As of September 30, 2024 and December 31, 2023, the ending balance in accumulated other comprehensive (loss) income related to foreign currency translation adjustments was $6 million and $44 million, respectively, and the amount related to actuarial losses on defined severance benefits was $(56) million and $(60) million, respectively.
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
Taiwan Revolving Credit Facility
In September 2024, a Taiwan subsidiary entered into a new five-year senior unsecured credit facility (the “Taiwan Revolving Credit Facility”) providing for revolving loans in an aggregate principal amount of up to $207 million. The Taiwan Revolving Credit Facility permits the borrower to obtain incremental commitments up to $307 million, subject to customary conditions. Borrowings under the Taiwan Revolving Credit Facility bear interest at a rate per annum equal to the Taipei Interbank Offered Rate (TAIBOR) plus 1.25%.
The Taiwan Revolving Credit Facility contains customary affirmative and negative covenants, including certain financial covenants. As of September 30, 2024, there was no balance outstanding on the Taiwan Revolving Credit Facility.
Farfetch Term Loan
As part of the Farfetch Acquisition, our subsidiary assumed the then outstanding syndicated Term Loans (“Farfetch Term Loans”) under Farfetch’s existing Credit Agreement with certain banks and financial institutions of $575 million, inclusive of fees incurred and less $58 million we repurchased upon acquisition. Repayment of the Farfetch Term Loans is due in quarterly installments, of 0.25% of the original principal balance, payable on the last business day of each fiscal quarter. The Farfetch Term Loans mature in October 2027, and early payment is permitted. The Term Loans bear interest at a rate equal to SOFR plus 6.25% per annum. As of September 30, 2024, $571 million was outstanding.

Coupang, Inc.	Q3 2024 Form 10-Q	14

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
Our debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rate for similar types of borrowing arrangements. The carrying amount of debt approximates its fair value as of September 30, 2024 and December 31, 2023 due primarily to the interest rates approximating market interest rates.
We were in compliance with the covenants for each of our borrowings and debt agreements as of September 30, 2024.
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
New Guards Group
As a result of efforts to restructure unfavorable economic terms within licensing arrangements involving New Guards Group Holdings S.p.A. and certain of its subsidiaries (collectively “NGGH”), a subsidiary acquired in the Farfetch Acquisition, and Authentic Brands Group LLC (the “licensor”), NGGH received a termination notice from the licensor in October 2024. The license agreement granted NGGH distribution rights for Reebok-branded footwear and apparel ranges within certain countries in the European region and provided for minimum guaranteed royalties to be paid by NGGH over the remaining eight years of the agreement, with no cancellation rights. NGGH’s minimum guarantee liability was recorded at fair value at acquisition and had a carrying value of $136 million as of September 30, 2024. Licensor has alleged as an effect of the notice all unpaid minimum guarantees and other related breach payments totaling $312 million became payable by NGGH to the licensor, and all rights in and to the licensed property reverted to the licensor. Coupang has not guaranteed payments under the license agreement, and the liability is limited to NGGH. The brand license intangible asset acquired was recorded at fair value at acquisition and had a carrying value of $44 million as of September 30, 2024.
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

Coupang, Inc.	Q3 2024 Form 10-Q	15

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
Korea Fair Trade Commission Investigations
In June 2021, the Korea Fair Trade Commission (the “KFTC”) initiated an investigation into a potential violation of the Monopoly Regulation and Fair Trade Act, including alleged preferential treatments of private labelled products provided by our subsidiary, Coupang Private Label Brands. In June 2024, the KFTC publicly announced that as a result of their investigation, they determined that our product search rankings violated Korean law; a regulatory finding subject to judicial review, and that they would impose an administrative fine on us and that they intended to direct us to take certain related corrective actions. Payments of fines to the KFTC are not stayed during an appeal process and as a result, we accrued the administrative fine in the second quarter of 2024, resulting in a charge, included within operating, general and administrative expenses, of approximately $121 million. The Company will pay the administrative fine in six installments over two years and made the first payment in October 2024 and will make the last payment in June 2026.
In August 2024, we received the KFTC’s formal written decision, and in September 2024, we appealed such decision. That appeal is pending, and the first hearing of the administrative litigation action will be held on November 21, 2024. We also filed a preliminary injunction with the Seoul High Court to stay the fine and corrective orders during the pendency of the appeal. In October 2024, the Seoul High Court granted our request for suspension of the KFTC’s corrective orders, but dismissed the request for a stay of the KFTC’s administrative fine. The KFTC subsequently appealed the Seoul High Court’s decision to grant a suspension of the corrective orders.
The KFTC is also investigating us on other matters related to the alleged violations of certain KFTC regulations. We are diligently cooperating with these investigations, and actively defending our practices as appropriate.
Under Korean law, the issues addressed in the investigations can be resolved through civil, administrative, or criminal proceedings. The ultimate case resolution could include fines, orders to alter our processes or procedures, and criminal investigations or charges against individuals or us. We cannot reasonably estimate any penalties, loss or range of loss that may arise from these other KFTC Investigations, in excess of the amounts accrued. Accordingly, we can provide no assurance as to the scope and outcome of these other matters and no assurance as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected.
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

(in millions)	Estimated Fair Value
Farfetch Term Loan repayment	$58
Bridge Loan contribution	150
Total purchase consideration	$208

Coupang, Inc.	Q3 2024 Form 10-Q	16

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
The excess of purchase consideration over the fair value of net identifiable assets acquired and liabilities assumed was recorded as goodwill which is not deductible for tax purposes. Goodwill represents the future economic benefits we expect to achieve as a result of the acquisition, including the workforce of the acquired business as well as future operational and logistical cost efficiencies expected to be achieved. During the three months ended September 30, 2024, certain insignificant measurement period adjustments were made to the initial allocation, and the preliminary amount of goodwill was increased by $22 million. Goodwill was recorded in our Developing Offerings segment.
The identifiable intangible assets acquired were as follows:

(in millions, except years)	Weighted Average Useful Life	Estimated Fair Value
Brand trademarks	5 years	$130
Customer relationships	5 years	34
Supplier relationships	15 years	61
Developed technology	3 years	38
Brand licenses	8 years	62
Total intangible assets		$325
The results of Farfetch included in our consolidated statement of operations since the closing of the acquisition were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2024
Total net revenues	$439	$1,187
Net loss	$(44)	$(274)
Acquisition-related costs were recorded as operating expenses for the three months ended September 30, 2024 and were not material.

Coupang, Inc.	Q3 2024 Form 10-Q	17

Supplemental Pro Forma Information (Unaudited)
The following financial information presents our results as if the acquisition of Farfetch had occurred on January 1, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Pro Forma Information
Total net revenues	$7,866	$6,791	$22,490	$19,558
Net income (loss)	$61	$103	$(167)	$158
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

Coupang, Inc.	Q3 2024 Form 10-Q	18

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
Overview
Coupang is a technology and Fortune 200 company listed on the New York Stock Exchange (NYSE: CPNG) that provides retail, restaurant delivery, video streaming, and fintech services to customers around the world under brands that include Coupang, Coupang Eats, Coupang Play and Farfetch. Headquartered in the United States, Coupang has operations and support services in geographies including South Korea, Taiwan, Singapore, China, India and Europe. Coupang’s mission is to revolutionize the everyday lives of its customers and create a world where people wonder, “How did I ever live without Coupang?”
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

Coupang, Inc.	Q3 2024 Form 10-Q	19

Key Financial and Operating Highlights:

(in millions)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024(1)	2023
Total net revenues	$7,866	$6,184	27%	$22,303	$17,822	25%
Total net revenues, constant currency(2)	$8,143		32%	$23,156		30%
Gross profit(3)	$2,269	$1,566	45%	$6,340	$4,510	41%
Net income (loss)	$64	$91	(30)%	$(65)	$327	(120)%
Net income (loss) margin	0.8%	1.5%		(0.3)%	1.8%
Adjusted EBITDA(2)	$343	$239	44%	$954	$780	22%
Adjusted EBITDA margin(2)	4.4%	3.9%		4.3%	4.4%
Net cash provided by operating activities	$334	$722	(54)%	$1,210	$2,043	(41)%
Free cash flow(2)	$(42)	$536	(108)%	$553	$1,393	(60)%
Segment adjusted EBITDA:
Product Commerce	$470	$399	18%	$1,467	$1,095	34%
Developing Offerings	$(127)	$(161)	(21)%	$(513)	$(316)	62%

	Trailing Twelve Months Ended September 30,		% Change
(in millions)	2024	2023
Net cash provided by operating activities	$1,818	$2,623	(31)%
Free cash flow(2)	$935	$1,855	(50)%
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
(3)Gross profit is calculated as total net revenues minus cost of sales.
Key Business Metrics

	Three Months Ended
Net revenues per Product Commerce Active Customer	September 30,	June 30,	March 31,
2024	$307	$296	$302
2023	$296	$293	$305
Percentage change	4%	1%	(1)%

	Three Months Ended
Product Commerce Active Customers (in millions)	September 30,	June 30,	March 31,
2024	22.5	21.7	21.5
2023	20.2	19.4	18.6
Percentage change	11%	12%	16%
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

Coupang, Inc.	Q3 2024 Form 10-Q	20

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
Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	% Change	2024(1)	2023	% Change
Net retail sales	$6,140	$5,315	16%	$17,814	$15,660	14%
Net other revenue	1,726	869	99%	4,489	2,162	108%
Total net revenues	7,866	6,184	27%	22,303	17,822	25%

Cost of sales	5,597	4,618	21%	15,963	13,312	20%
Operating, general and administrative	2,160	1,478	46%	6,216	4,168	49%
Total operating cost and expenses	7,757	6,096	27%	22,179	17,480	27%

Operating income	109	88	24%	124	342	(64)%
Interest income	55	50	10%	163	124	31%
Interest expense	(36)	(13)	177%	(100)	(34)	194%
Other income (expense), net	4	(8)	(150)%	7	(20)	(135)%
Income before income taxes	132	117	13%	194	412	(53)%
Income tax expense	68	26	162%	259	85	205%
Net income (loss)	$64	$91	(30)%	$(65)	$327	(120)%
(1)Includes results of operations of Farfetch from acquisition date, January 30, 2024.
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

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(in millions)	2024	2023	As Reported	Constant Currency	2024	2023	As Reported	Constant Currency
Net retail sales	$6,140	$5,315	16%	20%	$17,814	$15,660	14%	18%
Net other revenue	1,726	869	99%	105%	4,489	2,162	108%	115%
Total net revenues	$7,866	$6,184	27%	32%	$22,303	$17,822	25%	30%
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

Coupang, Inc.	Q3 2024 Form 10-Q	21

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
The following table presents our total net revenues by segment.

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(in millions)	2024	2023	As Reported	Constant Currency	2024	2023	As Reported	Constant Currency
Product Commerce	$6,891	$5,966	16%	20%	$19,816	$17,306	15%	19%
Developing Offerings	975	218	347%	356%	2,487	516	382%	392%
Total net revenues	$7,866	$6,184	27%	32%	$22,303	$17,822	25%	30%
The increase in Product Commerce net revenues for the three and nine months ended September 30, 2024 is primarily due to continued growth in both our total net revenues per Product Commerce Active Customer and Product Commerce Active Customers, increasing 4% and 11% year-over-year, respectively driven by increased customer engagement within and across more product categories. The growth rate for the nine months ended September 30, 2024 was partially offset by a 5% net revenue decline from our transition of FLC merchants to new contracts now recognized on a net basis.
The increase in Developing Offerings for the three and nine months ended September 30, 2024 is primarily due to incremental revenues from our acquisition of Farfetch in the first quarter of 2024 of $439 million and $1.2 billion, respectively. The remaining increase is primarily due to our growth initiatives in Eats and Taiwan.
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
The increase for the three and nine months ended September 30, 2024 primarily reflects higher volume from increased sales and customer demand. Additionally, the acquisition of Farfetch increased cost of sales by $256 million and $679 million for the three and nine months ended September 30, 2024, respectively. Cost of sales as a percentage of revenue decreased from 74.7% for both the three and nine months ended September 30, 2023 to 71.2% and 71.6% for the three and nine months ended September 30, 2024, respectively, primarily due to further operational efficiencies, continued supply chain optimization, and an increased percentage of revenues earned from higher margin revenue categories and offerings. Cost of sales as a percentage of revenue also benefited from the inclusion of Farfetch, which operates with a higher gross profit margin, resulting in a 0.8% reduction of cost of sales as a percentage of revenue from both the three and nine months ended September 30, 2023. These benefits were partially offset by 0.6% and 1.0% impacts, respectively, from our other growth initiatives in developing offerings.
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
The increase for the three and nine months ended September 30, 2024 primarily reflects increases in technology and infrastructure costs to support our continued growth. Additionally, the acquisition of Farfetch increased operating costs for the three and nine months ended September 30, 2024 by $213 million and $706 million, respectively. The increase for nine months ended September 30, 2024, also includes the impact of the administrative fine of $121 million. These expenses as a percentage of revenue increased from 23.9% and 23.4% for the three and nine months ended September 30, 2023 to 27.5% and 27.9% for the three and nine months ended September 30, 2024 primarily consisting of 1.2% and 1.8% due to the inclusion of Farfetch, which operates with a higher expense margin. The remainder of the increase is due primarily to the increased technology and infrastructure costs. Specific to the nine months ended September 30, 2024, there is a 0.5% impact due to the administrative fine.

Coupang, Inc.	Q3 2024 Form 10-Q	22

Interest Income
Interest income primarily consists of interest earned on our deposits held with financial institutions.
Interest income for the three and nine months ended September 30, 2024 increased $5 million and $39 million compared to the prior year periods, primarily due to higher interest rates combined with higher average cash balances.
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
The increase in our effective tax rate for the three and nine months ended September 30, 2024 is primarily due to the loss before income taxes incurred by Farfetch with no offsetting tax benefit and the prospective impact of releasing the valuation allowance on our Korean deferred tax assets in the fourth quarter of 2023. Specific to the nine months ended September 30, 2024, our effective tax rate also increased due to the impact of the non-deductible KFTC administrative fine.
Our effective rates for the three and nine months ended September 30, 2024 and 2023 differed from the federal statutory rate due to the impact of valuation allowances on our deferred tax assets, and tax credits used for the period, the impact of the administrative fine, and the mix of our income before income taxes generated across the various jurisdictions in which we operate, including the impact of international provisions of the Tax Cuts and Jobs Act and permanent differences from non-deductible expenses. We expect that our effective tax rate in future periods will continue to differ significantly from the applicable statutory rate.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023	% Change	2024	2023	% Change
Product Commerce	$470	$399	18%	$1,467	$1,095	34%
Developing Offerings	(127)	(161)	(21)%	(513)	(316)	62%
Consolidated adjusted EBITDA	$343	$239	44%	$954	$780	22%
Product Commerce
The increase for the three and nine months ended September 30, 2024 was primarily due to the increase in net revenues described above.
Developing Offerings
The decreased loss for the three months ended September 30, 2024 was the result of growth in revenue, as discussed above, combined with improved margins, partially offset by $2 million of incremental adjusted EBITDA loss from Farfetch. The increased loss for the nine months ended September 30, 2024 in Developing Offerings adjusted EBITDA was the result of increased investments in our Eats and Taiwan offerings, higher content costs for our Coupang Play offering and $64 million of incremental adjusted EBITDA losses from Farfetch.
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

Coupang, Inc.	Q3 2024 Form 10-Q	23

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

Constant Currency Revenue Growth	• Constant currency revenue growth (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.

Coupang, Inc.	Q3 2024 Form 10-Q	24

Reconciliation of GAAP to Non-GAAP Measures
Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve Months Ended September 30,
(in millions)	2024	2023	2024	2023	2024	2023
Net cash provided by operating activities	$334	$722	$1,210	$2,043	$1,818	$2,623
Adjustments:
Purchases of land and buildings	(188)	(33)	(231)	(331)	(274)	(352)
Purchases of equipment	(192)	(158)	(434)	(331)	(625)	(431)
Total purchases of property and equipment	(380)	(191)	(665)	(662)	(899)	(783)
Proceeds from sale of property and equipment	4	5	8	12	15	15
Total adjustments	$(376)	$(185)	$(657)	$(650)	$(884)	$(768)
Free cash flow	$(42)	$536	$553	$1,393	$935	$1,855
Net cash used in investing activities	$(383)	$(152)	$(678)	$(664)	$(941)	$(794)
Net cash (used in) provided by financing activities	$(9)	$33	$(89)	$362	$(252)	$383
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Total net revenues	$7,866	$6,184	$22,303	$17,822

Net income (loss)	64	91	(65)	327
Net income (loss) margin	0.8%	1.5%	(0.3)%	1.8%
Adjustments:
Depreciation and amortization	112	67	313	198
Interest expense	36	13	100	34
Interest income	(55)	(50)	(163)	(124)
Income tax expense	68	26	259	85
Other (expense) income, net	(4)	8	(7)	20
Acquisition and restructuring related costs	8	—	85	—
KFTC administrative fine	—	—	121	—
Equity-based compensation	114	84	311	240
Adjusted EBITDA	$343	$239	$954	$780
Adjusted EBITDA margin	4.4%	3.9%	4.3%	4.4%

Coupang, Inc.	Q3 2024 Form 10-Q	25

Constant Currency Revenue and Constant Currency Revenue Growth

	Three Months Ended September 30,				Year over Year Growth
	2024			2023
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$6,140	$221	$6,361	$5,315	16%	20%
Net other revenue	1,726	56	1,782	869	99%	105%
Total net revenues	$7,866	$277	$8,143	$6,184	27%	32%

Net Revenues by Segment
Product Commerce	$6,891	$256	$7,147	$5,966	16%	20%
Developing Offerings	975	20	995	218	347%	356%
Total net revenues	$7,866	$277	$8,143	$6,184	27%	32%

	Nine Months Ended September 30,				Year over Year Growth
	2024			2023
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$17,814	$698	$18,512	$15,660	14%	18%
Net other revenue	4,489	155	4,644	2,162	108%	115%
Total net revenues	$22,303	$853	$23,156	$17,822	25%	30%

Net Revenues by Segment
Product Commerce	$19,816	$801	$20,617	$17,306	15%	19%
Developing Offerings	2,487	52	2,539	516	382%	392%
Total net revenues	$22,303	$853	$23,156	$17,822	25%	30%
Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our primary sources of liquidity are cash on hand, supplemented through various debt financing arrangements and sales of our equity securities. We had total cash, cash equivalents and restricted cash of $6.0 billion as of September 30, 2024, of which $4.9 billion was held by foreign subsidiaries, primarily in Korea, and may not be freely transferable to the U.S. due to local laws or other restrictions. Additionally, we have $1.1 billion available under our revolving credit facilities as described below.
The ability of certain subsidiaries to transfer funds or pay dividends to Coupang, Inc. is also restricted due to terms which require the subsidiaries to meet certain financial covenants, including requirements to maintain a positive net equity balance or having current period income.
As of September 30, 2024 and December 31, 2023, we had equity of $4.2 billion and $4.1 billion, respectively. We may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, particularly with respect to our Developing Offerings segment, which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and continuation to expand services, we plan to acquire and build new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next two years. These contracts have remaining capital expenditures commitments of $328 million as of September 30, 2024. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.

Coupang, Inc.	Q3 2024 Form 10-Q	26

Changes in our cash flows were as follows:

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
Net cash provided by operating activities	$1,210	$2,043	$(833)
Net cash used in investing activities	(678)	(664)	(14)
Net cash (used in) provided by financing activities	(89)	362	(451)
Operating Activities

	Nine Months Ended September 30,
(in millions)	2024	2023	Change
Net (loss) income	$(65)	$327	$(392)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	1,404	903	501
Change in operating assets and liabilities	(129)	813	(942)
Net cash provided by operating activities	$1,210	$2,043	$(833)
The year-over-year change in operating cash flow was driven by a $392 million decrease in net income, which resulted in a net loss for the current period. Cash provided by operating activities was also impacted by the changes in operating assets and liabilities, including $199 million from other assets and $925 million from accounts payable primarily as a result of improved payment terms, primarily with certain large, multi-national suppliers which occurred in 2023, and $147 million from inventories primarily from the implementation of the FLC program in the prior year, partially offset by the accrual of the administrative fine during the second quarter of 2024.
Investing Activities
The decrease in cash outflow was mainly driven by the net cash acquired in the acquisition of Farfetch in exchange for the noncash contribution of the outstanding bridge loan. This was partially offset by the additional $75 million bridge loan made to Farfetch prior to the closing of the acquisition
Financing Activities
The cash outflow was primarily driven by a $319 million increase in repayments of debt and short-term borrowings due to the timing of maturities and the repurchase of 10 million shares of our Class A common stock for $178 million.
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
Refer to Note 13 — "Commitments and Contingencies" of our consolidated financial statements in Part II, Item 8 of our 2023 Form 10-K for disclosure of our minimum contractual commitments. As part of the acquisition of Farfetch, we have a technology related service contract with minimum payments of $170 million covering services through 2027. Additionally, we assumed a license arrangement with minimum guaranteed royalties, refer to Note 10 — "Commitments and Contingencies".
Our short-term and long-term borrowings generally include lines of credit with financial institutions available to be drawn upon for general operating purposes.

Coupang, Inc.	Q3 2024 Form 10-Q	27

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
Taiwan Revolving Credit Facility
In September 2024, a Taiwan subsidiary entered into a new five-year senior unsecured credit facility (the “Taiwan Revolving Credit Facility”) providing for revolving loans in an aggregate principal amount of up to $207 million. The Taiwan Revolving Credit Facility permits the borrower to obtain incremental commitments up to $307 million, subject to customary conditions. Borrowings under the Taiwan Revolving Credit Facility bear interest at a rate per annum equal to the Taipei Interbank Offered Rate (TAIBOR) plus 1.25%.
The Taiwan Revolving Credit Facility contains customary affirmative and negative covenants, including certain financial covenants. As of September 30, 2024, there was no balance outstanding on the Taiwan Revolving Credit Facility.
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

Coupang, Inc.	Q3 2024 Form 10-Q	28

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
Interest Rate Risk
As of September 30, 2024, we had cash, cash equivalents, and restricted cash of $6.0 billion. Interest-earning instruments carry a degree of interest rate risk. Our interest rate risk arises primarily from our variable rate debt as well as our undrawn revolving credit facilities. Borrowings issued at variable rates expose us to variability in cash flows. We are a party to interest rate swap agreements to reduce some of our exposure to interest rate volatility of certain term loans. Our policy, in the management of interest rate risk, is to structure a reasonable balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates, and the Farfetch Term Loans which carries a variable interest rate. As of September 30, 2024, there were no balances outstanding on our revolving credit facilities and $571 million outstanding on the Farfetch Term Loans. Any future borrowings incurred under our revolving credit facilities would accrue interest at rates subject to current market conditions.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into USD at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into USD using average rates that approximate those in effect during the period. Consequently, increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of approximately $683 million and $2.0 billion and an immaterial impact in net income for the three and nine months ended September 30, 2024, respectively.
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

Coupang, Inc.	Q3 2024 Form 10-Q	29

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2024, our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, and subject to the below exclusion, our CEO and CFO have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
In accordance with the interpretative guidance issued by the SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and the disclosure controls and procedures of the acquired entity that are subsumed in the internal control over financial reporting from the assessment of disclosure controls and procedures. Based on this guidance, our assessment of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Farfetch. The Company completed the acquisition of Farfetch on January 30, 2024. Farfetch, excluding the effects of purchase accounting, represented 8% and 5% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the nine months ended September 30, 2024.
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
The unremediated material weakness identified and disclosed by Farfetch related to the operating effectiveness of certain business process and information technology controls in the New Guards business. We are in the process of reviewing the operations of Farfetch and implementing Coupang’s internal control structure over the acquired operations. While we did not include Farfetch in our assessment of internal control over financial reporting as of September 30, 2024, we determined the material weakness previously disclosed by Farfetch was not fully remediated as of September 30, 2024 and could result in a material misstatement of our annual or interim consolidated financial statements that will not be prevented or detected on a timely basis. We are actively engaged in the remediation efforts.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness relating to the New Guards business. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Coupang, Inc.	Q3 2024 Form 10-Q	30

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
c) Trading Plans
Mr. Bom Kim, our founder and Chief Executive Officer, adopted a pre-arranged stock trading plan (the “Plan”) in accordance with the SEC guidelines specified under Rule 10b5-1(c) under the Exchange Act and the policies of Coupang regarding stock transactions, to sell up to 15,000,000 shares of Coupang Class A Common Stock (the “Shares”), subject to certain terms and conditions, beginning no earlier than November 11, 2024. The Plan, which was entered into on August 12, 2024, will terminate the earlier of the sale of all 15,000,000 Shares pursuant to the Plan or August 29, 2025. Mr. Kim entered into the Plan to satisfy significant financial requirements, including tax obligations.

Coupang, Inc.	Q3 2024 Form 10-Q	31

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40115	3.1	November 12, 2021
3.2	Amended and Restated Bylaws of the Registrant.		8-K	001-40115	3.1	June 27, 2024
10.1+	Second Amended and Restated Executive Severance Policy.	X
31.1	Chief Executive Officer Section 302 Certification	X
31.2	Chief Financial Officer Section 302 Certification	X
32.1*	Chief Executive Officer Section 906 Certification	X
32.2*	Chief Financial Officer Section 906 Certification	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan, contract, or arrangement
*	Indicates furnished exhibit

Coupang, Inc.	Q3 2024 Form 10-Q	32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Jonathan Lee
Jonathan Lee
Chief Accounting Officer (Principal Accounting Officer)

Dated: November 6, 2024

Coupang, Inc.	Q3 2024 Form 10-Q	33