Form 10-K
period 2024-12-31
Coupang, Inc.
filed 2025-02-25
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of the Registrant’s Class A common stock on June 28, 2024 as reported on the New York Stock Exchange) was approximately $25.2 billion. Solely for purposes of this disclosure, the registrant has assumed that all outstanding shares of the registrant’s common stock are held by non-affiliates, except for shares of common stock held by each of the registrant’s executive officers, directors, and 10% or greater stockholders as such persons may be deemed to be affiliates. This assumption should not be deemed to constitute an admission that all of the registrant’s executive officers, directors, and 10% or greater stockholders are, in fact, affiliates of the registrant, or that there are not other persons who may be deemed to be affiliates of the registrant.
As of February 20, 2025, there were 1,647,684,518 shares of the registrant’s Class A common stock and 157,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

COUPANG, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2024

Coupang, Inc.	2024 Form 10-K	1

COUPANG, INC.
All references in this Annual Report on Form 10-K, the information incorporated into this Annual Report on Form 10-K by reference to information in the Proxy Statement of Coupang, Inc. for its 2025 Annual Meeting of Stockholders and in the exhibits to this Annual Report on Form 10-K to "Coupang, Inc.," "Coupang,” "the Company," "our Company," "we," "us," and "our" are to the Delaware corporation named "Coupang, Inc." and, except where expressly noted or the context otherwise requires, that corporation's consolidated subsidiaries.
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
•our ability to effectively integrate acquisitions, including our acquisition of Farfetch Holdings plc (“Farfetch”), and realize the anticipated benefits of such transactions;
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
•the effects of global macroeconomic conditions, including, but not limited to, inflationary pressures, a general economic slowdown or recession, interest rate fluctuations, the imposition of additional or increased tariffs, and changes in monetary policy;
•our ability to attract, retain, and motivate skilled personnel, including key members of our senior management;
•our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business both in Korea and internationally and our expectations regarding various laws and restrictions that relate to our business; and
•the outcomes of any claims, litigation, governmental audits, inspections, and investigations;

Coupang, Inc.	2024 Form 10-K	2

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

Coupang, Inc.	2024 Form 10-K	3

PART I

Item 1. Business
The Company
Coupang is one of the fastest-growing technology and commerce companies in the world, providing retail, restaurant delivery, video streaming, and fintech services to customers around the world under brands that include Coupang, Coupang Eats, Coupang Play and Farfetch. By investing for the long term with a culture focused on customer centricity, we believe we are delivering a superior customer experience at a lower cost as we continue to redefine retail standards worldwide. Our efforts have centered on building an end-to-end integrated system of technology and infrastructure, and most importantly, an innovation-focused culture driven to raise our customers’ expectations and lead them to wonder “How did I ever live without Coupang?”
Our Customer Experience
We are committed to delivering a “wow” experience to each of our customers every day. The technology, automation and efficiencies gained through our end-to-end systems have allowed Coupang to reinvest in new experiences and adjacent services. For example, the infrastructure that was originally created in Korea for fast delivery of general merchandise has evolved further to now also include same-day and dawn delivery of fresh produce and grocery items, as well as millions of general merchandise items. In Korea, the primary market we serve, we offer many services that provide customers with more selection, savings and convenience:
•Dawn and Same-Day Delivery. Customers can order fresh groceries and choose from millions of general merchandise items by midnight and receive products by 7 am the next morning.
•Next-Day Delivery. Customers are eligible for free, one-day delivery nationwide 365 days a year.
•Frictionless Returns. Customers simply tap a button on the app and leave the item outside their door. Refunds are initiated the moment the item is picked up.
In Korea, we also offer our “WOW” membership program for a low monthly fee, which provides additional benefits:
•Coupang Eats. Members receive free delivery of restaurant meals.
•Coupang Play. Members enjoy a large catalog of streaming media content (OTT) and access to exclusive live sporting events featuring top teams from around the world.
•Coupang Pay. Members can securely pay for Coupang purchases through this convenient feature built into the Coupang app.
•Free Installation. Members receive free delivery and installation on purchases of select appliances, furniture, tires and more.
We introduced Coupang in Taiwan in 2021. Since that time, we’ve opened new fulfillment centers and offer the following capabilities:
•Next Day Delivery. Customers can order food and daily consumables for overnight delivery to their door on purchases over $15.00.
•Free International Shipping (Rocket Overseas). Customers can choose from millions of American and Korean Products and receive free shipping on purchases over $21.00.
In January 2024 we acquired the business and assets of Farfetch Holdings plc (“Farfetch”), a leading global marketplace for the luxury fashion industry which connects customers in more than 190 countries and territories with some of the world’s best boutiques and brands.
Our Merchant Experience
Small and medium-sized enterprises (SMEs) on Coupang form an essential part of our business, and we strive to be a growth driver for these companies through our win-win model. For example, in Korea over 75% of Coupang merchants are SMEs, which can leverage our nationwide fulfillment and logistics infrastructure to connect with millions of customers. We’ve supported these SMEs, helping them in everything from marketing and logistics to customer service. We also continue to develop new ways for SMEs to unlock growth through Coupang, such as Coupang Private Label Brands, through which we work mostly with SMEs to develop and market high-quality products for customers marketed under our private label brand, at affordable prices. As more SMEs partner with Coupang on private label products, more jobs are created. We also launched Rocket Overseas to customers in Taiwan, empowering SME partners to unlock even more growth through sales to customers outside of Korea, at no additional effort or cost on their part.

Coupang, Inc.	2024 Form 10-K	4

We offer merchants of all sizes the opportunity to sell on Coupang and provide effective solutions to improve their customer experiences and enhance demand generation. Our fulfillment & logistics by Coupang (“FLC”) offering empowers merchants by offering them our fulfillment, logistics, delivery, and customer service network services.
The Farfetch marketplace connects luxury sellers with customers and offers brands direct-to-consumer distribution via an e-concession model.
Advertising
We also have offerings for our suppliers and merchants to advertise on our websites and mobile applications.
Our Competition
We compete with: (1) offline, online, and omnichannel retailers, suppliers, distributors, manufacturers, and producers of the products we offer and sell to consumers and businesses; (2) web search engines, comparison shopping websites, social networks, web portals, and other online and app-based means of discovering, using, or acquiring goods and services, either directly or in collaboration with other retailers; (3) companies that provide retail merchant services; (4) companies that sell grocery products online and offline; (5) on-demand food delivery services; (6) companies that provide fulfillment and logistics services for themselves or for third parties; (7) companies that provide online advertising products and services; (8) on-demand streaming entertainment services; (9) financial services companies, including credit card issuers and payment platforms; and (10) companies that sell luxury goods online.
Seasonality
Our overall operating results may fluctuate from quarter to quarter as a result of a variety of factors, including seasonal factors, weather conditions, economic cycles that influence consumer spend, and our ability to attract and retain new customers.
Human Capital
Our global team of employees is the driving force in creating a one-of-a-kind experience for millions of customers. In the same way our employees aim to go above and beyond for our customers, we aim to go above and beyond for them. As of December 31, 2024, we directly employ approximately 95,000 employees, the majority of which are located in South Korea, making us one of the largest private sector employers in the country. We believe our direct employment model, along with competitive wages, training and safety programs, and a broad range of comprehensive benefits, empowers our diverse set of employees to deliver the “wow” experiences for our customers we strive to create every day.
Most of our employees are frontline workers in our fulfillment and logistics operations, and we make their health, safety, and wellness a top priority. We've made significant investments in health and safety initiatives that helped strengthen our leading safety record, which is one of the best in the Korean logistics industry and globally1. These investments include Coupang Care, the first paid health promotion program of its kind at scale for logistics workers in Korea. Coupang has also launched several Coupang Care initiatives in Taiwan including mobile health checkups and a comprehensive employee assistance program. We believe the well-being of our employees is directly tied to the success of our business, and most importantly, our impact on our customers.
Intellectual Property
We rely on a combination of patents, trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee non-disclosure and invention assignment agreements, and other legal and contractual rights to establish and protect our proprietary rights.
We have trademark rights in our name and other brand indicia and have trademark registrations for select marks in Korea, the United States, Taiwan, the United Kingdom, and various European countries, and other jurisdictions around the world. We also have registered domain names for websites that we use in our business, such as https://www.aboutcoupang.com and similar variations.
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
1 Measured using work-related and accident-related fatalities.

Coupang, Inc.	2024 Form 10-K	5

Our design logos, “Coupang,” and our other registered or common law trademarks, service marks, or trade names appearing in this Form 10-K are our property or our affiliates’ property. Other trade names, trademarks, and service marks used in this Form 10-K are the property of their respective owners.
Government Regulation
Government regulation impacts key aspects of our business. In particular, we are subject to numerous national, state/regional, and local laws, legal requirements, standards and regulations in Korea, the United States, Taiwan, China, the United Kingdom, and various European countries, and other jurisdictions where we operate. These laws and regulations, which are subject to change over time, involve matters that are often central to our business, including our interactions with customers, suppliers, and merchants. They may regulate fair trade, competition, labor and employment, privacy, data protection, data use, intellectual property, consumer protection, advertising, import and export regulations, tax, and other subjects. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.
For additional information, see the risk factors herein in Part I—Item 1A.“Risk Factors” under the sub-caption “Risks Related to Laws, Regulation, and Intellectual Property” in this Form 10-K.
Company Website, Social Media, and Availability of SEC Filings
Our corporate website address is https://www.aboutcoupang.com and our investor relations website is https://ir.aboutcoupang.com. Information on our website is not incorporated by reference herein and is not a part of this Form 10-K. We promptly make available on our investor relations website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission (the “SEC”), corporate governance information (including our Code of Business Conduct and Ethics) and select press releases. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Coupang and other issuers that file electronically with the SEC.
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
Any updates to the list of disclosure channels through which we will announce information will be posted on our investor relations website.

Coupang, Inc.	2024 Form 10-K	6

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
•we have had a history of net losses, and we may not be able to generate sufficient revenues to achieve or maintain profitability in future periods;
•we face intense competition and could lose market share to our competitors if we do not innovate or compete effectively;
•the acquisition of Farfetch creates incremental risk to our business, financial condition and results of operations, including potential difficulties in integrating Farfetch’s operations, operating in new geographic areas, and risks related to the restructuring of its subsidiary, New Guards Group Holdings S.p.A. (“New Guards”);
•because a majority of our operations are subject to Korean law, there are circumstances in which certain of our Korean affiliates’ executives may be held either directly or vicariously criminally liable for the actions of our Korean affiliates or our Korean affiliates’ executives and employees;
•a majority of our operations are subject to certain detailed and complex fair trade, labor, employment, and workplace safety laws and regulations, which continue to evolve and have and will continue to affect our operations and financial performance, could subject us to costs and penalties, and may affect our reputation;
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
•our expansion into new geographies and offerings and substantial increase in the number of our offerings expose us to new and increased challenges and risks;

Coupang, Inc.	2024 Form 10-K	7

•if we were to lose the services of members of our senior management team, we may not be able to effectively execute on our business strategy;
•international relations, including escalations in tensions between North Korea and South Korea, and other global conflicts could adversely affect the South Korean or global economies and demand for our products and services; and
•the dual class structure of our common stock has the effect of concentrating voting control with Bom Kim. This voting control may limit your ability to influence the outcome of important transactions and to influence corporate governance matters.
Risks Related to Our Operations, Limited Operating History and Evolving Business
We may experience significant fluctuations in our results of operations.
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
•the introduction or activities of competitors’ stores, apps, websites, merchandise, or services;
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
•the extent to which our services are affected by cybersecurity and data security incidents, including, but not limited to, spyware, viruses, phishing, and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events; and
•disruptions from natural or man-made disasters, extreme weather conditions (including as a result of climate change) and other catastrophic events, global health epidemics and pandemics, geopolitical events and security issues (including terrorist attacks and armed hostilities), labor or trade disputes, macroeconomic conditions, and other similar events.
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

Coupang, Inc.	2024 Form 10-K	8

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
In addition, because we have limited historical financial data about certain aspects of our business, and our business continues to evolve and expand, any predictions about our future revenue, expenses, and results of operations may not be as accurate as they would be if we had a longer operating history or operated a business that is not rapidly evolving and growing. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories and evolving businesses that operate in highly regulated and competitive industries or have fixed expenses. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations, and our business, financial condition, results of operations, and prospects would be materially and adversely affected. Any failure to accurately predict revenue or to control our expenses could adversely affect our results of operations in any given quarter, or a series of quarters, which could cause the price per share of our Class A common stock to decline.
We have had a history of net losses prior to our most recent fiscal years, we may incur losses in the future, and we cannot ascertain whether we will maintain profitability in future periods, which would materially and adversely affect our business, financial condition, results of operations, and prospects.
Prior to 2023, we have had a history of net losses, including $(0.1) billion and $(1.5) billion for 2022 and 2021 respectively, as well as an accumulated deficit of $(4.2) billion as of December 31, 2024. Even though we have experienced recent profitability and expect to remain profitable, we cannot ascertain whether we will be able to maintain or increase our profitability in future periods. Our costs and expenses are expected to increase in future periods, which could materially and adversely affect our future results of operations. In particular, we intend to continue to spend significant amounts to increase our customer base, increase the number

Coupang, Inc.	2024 Form 10-K	9

and variety of merchandise and services we offer, expand our marketing channels, expand into new geographies, broaden our operations, develop additional fulfillment centers, hire additional and retain existing employees and managers, and develop our technology and fulfillment infrastructure. These increased costs may materially and adversely affect our operating expenses. Some of our initiatives to generate revenue are new and unproven, and any failure of these initiatives to meet our goals could materially and adversely affect our business, financial condition, results of operations, and prospects.
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
Risks Related to Our Business and Our Industry
If we fail to timely identify or effectively respond to changing customer preferences and spending patterns, fail to expand the products being purchased by customers, or fail or are unable to obtain or offer appropriate categories of products, our relationship with our customers and the demand for our products and services could be materially and adversely affected, which could in turn materially and adversely affect our business, financial condition, results of operations, and prospects.
Our future business and financial performance depends on continued demand for the types of goods and services that we and our merchants offer. The popularity of certain products, including apparel, beauty, food, and consumer electronics, may vary over time due to perceived availability, subjective value, seasonality, and/or general societal trends. A decline in the demand for certain products we sell could materially and adversely affect our revenue. For example, demand for luxury product offerings, which we have recently expanded, can be particularly variable due to changes in consumer preferences and may be particularly susceptible to recessions or other economic downturns. In addition, a temporary or sudden surge in demand for certain products may temporarily inflate the volume of those products listed on or purchased through our apps and websites, placing a significant strain on our infrastructure and throughput capacity. These trends may also cause significant fluctuations in our results of operations from period to period. A failure to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to keep adequate inventory of the type of products being purchased by customers, failure to grow and retain the members of our Rocket WOW membership program, or a failure or inability to obtain or offer appropriate categories of products could negatively affect our relationship with customers and the demand for our products and services.
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
•providing high-quality merchandise and services at attractive prices;
•focusing on customer satisfaction and our customers’ loyalty to our apps, websites, and programs, including our Rocket WOW membership program;
•expanding our product offerings; and

Coupang, Inc.	2024 Form 10-K	10

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
The acquisition of Farfetch created incremental risk to our business, financial condition, and results of operations.
In January 2024, we completed the acquisition of Farfetch (the “Farfetch Acquisition”). The Farfetch Acquisition exposes us to challenges and risks, including: integrating financial and operational reporting systems; establishing budgetary and other financial controls; funding increased overhead expenses or cash flow shortages that may occur if anticipated revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties; hiring management personnel for expanded operations; realizing the anticipated benefits of the acquisition, including the anticipated sales and growth opportunities, on the anticipated timelines, if at all; the value of assets acquired may be lower than expected or may diminish; the liabilities assumed may be greater than expected; assets and liabilities acquired may be subject to foreign currency change rate fluctuation; challenges associated with operating in geographic regions and markets where we have not had operations in the past; any potentially unknown significant claims that may arise following the acquisition for which we have limited or no contractual remedies or insurance coverage; the effects of the transaction on relationships, including with suppliers, customers, boutiques, and competitors as well as the effect on the Farfetch brand; risks related to the potential effect of general economic, political, and market factors, including changes in the financial markets, interest rates or foreign exchange rates as a result of inflation or governmental measures implemented to address inflation; litigation and regulatory risks related to the acquisition; the risk of adverse effects on the market price of our securities or on our operating results for any reason; and other risks described in our filings with the SEC. Additionally, we are continuing to integrate Farfetch into our overall internal control over financial reporting. There is a risk that deficiencies may occur that could constitute significant deficiencies or in the aggregate a material weakness. As disclosed in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K, we have determined a material weakness previously disclosed by Farfetch Limited related to the operating effectiveness of certain process and information technology controls in the New Guards business was not fully remediated as of December 31, 2024, and could result in a material misstatement of our annual or interim consolidated financial statements that will not be prevented or detected on a timely basis. We cannot guarantee that we will not identify other significant deficiencies or material weaknesses in connection with the Farfetch acquisition or any future acquisition. See the risk factor entitled “We have previously identified and disclosed a material weakness in internal control over financial reporting related to our Farfetch acquisition, and if we fail to remediate this or any future material weakness or otherwise fail to properly manage our internal control over financial reporting, we may not be able to accurately and timely report our financial results, which could negatively impact our business, investor confidence, and the price of our Class A common stock”.
We have incurred, and expect to continue to incur, significant restructuring costs as we implement cost savings measures, and terminate or dispose of contracts, operations or subsidiaries that we believe are underperforming. We have identified some, but not all, of the actions necessary to achieve our anticipated cost and operational savings. Accordingly, the cost and operational savings may not be achievable in our anticipated amount or timeframe, or at all.
As part of the Farfetch Acquisition, our subsidiary, Surpique LP (the “Limited Partnership”), assumed the then outstanding syndicated Term Loans (the “Farfetch Term Loans”) under Farfetch’s existing credit agreement with certain banks and financial institutions. In January 2025, the Farfetch Term Loans were amended to (i) waive technical defaults that resulted from our restructuring actions related to Farfetch subsidiaries in Italy and (ii) require loan prepayment (not to exceed $125 million) from restricted cash proceeds received for Italian VAT receivables and the Limited Partnership in turn extended its commitment to provide the remaining $148 million cash contribution to the earlier of the loan repayment date or April 2028. Coupang, Inc. has not provided any security or guaranty of repayment of the Farfetch Term Loans and is not obligated to provide additional cash funding to Farfetch beyond its share of the Limited Partnership’s remaining commitment.
We expect that Farfetch will require continued investment in operating expenses, headcount, and executive resources, none of which will ensure that we will be successful. We may also continue to incur various accounting charges related to the transaction. In addition, our credit facilities may restrict our ability to invest in Farfetch, which could make it more difficult for us to realize the expected benefits of the transaction. If we fail to successfully operate Farfetch, we will not realize the benefits anticipated, and any such failure could result in adverse effects on our business, financial condition and results of operations, including substantial impairment charges.
If we fail to effectively manage our growth, our business, financial condition, and results of operations could be harmed.
We have experienced significant growth since our inception and expect our business to continue to grow if we are successful in implementing our key strategic initiatives. The growth of our business has required and will continue to require significant attention of our management and expenditure of resources. To effectively manage our growth, we must successfully implement our operational plans and strategies, improve and expand our infrastructure and supplier relationships, and expand, train, and manage our employee and contractor base.

Coupang, Inc.	2024 Form 10-K	11

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
We believe that our fulfillment and logistics infrastructure, including strategically located fulfillment centers, logistics centers, and delivery vehicles, coupled with our proprietary technology, is essential to our success. We operate our fulfillment and logistics infrastructure throughout Korea and maintain fulfillment centers in the United States, Taiwan, and Europe. We are in the process of obtaining and developing additional fulfillment and logistics infrastructure to increase our storage capacity, reduce delivery times, and further improve our workflow and processes.
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
We have designed, built, purchased, and/or leased our own fulfillment and logistics infrastructure, in addition to utilizing some third-party delivery resources. Our fulfillment and logistics infrastructure was designed to meet the specific needs of our business. If we continue to add fulfillment and logistics capabilities, add new offerings with different fulfillment or logistics requirements, expand into additional geographies, or change the mix of merchandise that we sell, our fulfillment and logistics infrastructure will become increasingly complex, and operating it will become more challenging. Failure to successfully address such challenges in a cost-effective and timely manner could impair our ability to timely deliver our customers’ purchases and could materially and adversely affect our reputation and ultimately, our business, financial condition, and results of operations.

Coupang, Inc.	2024 Form 10-K	12

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
Our ability to expand our fulfillment and logistics capacity is dependent upon our ability to secure suitable facilities and recruit and retain qualified employees, Coupang Flex partners (independent delivery partners who have signed up to deliver packages on days and times of their own choosing), Eats Delivery Partners, or EDPs (independent food delivery partners), and other workers, and there is no assurance that we will be able to secure such facilities or procure such partners or personnel. There have been and there may be future delays or increased costs associated with the spread and impact of ongoing or future pandemics or endemics, natural or man-made disasters, labor union activities, extreme weather conditions, and other catastrophic events.
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

Competitors may also be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote more resources to offline shopping venues, websites, mobile applications, and systems development than we can. In addition, competitors may be able to innovate faster and more efficiently, and new technologies including increased usage of artificial intelligence (“AI”) and machine learning technologies may increase the competitive pressures by enabling competitors to offer more efficient or lower-cost services.
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

Coupang, Inc.	2024 Form 10-K	13

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
Many of our competitors have, and potential competitors may have, competitive advantages such as longer operating histories, more experience in implementing their business plan and strategy, better brand recognition, popular offline locations, greater negotiating leverage, established supply relationships, and significantly greater financial, marketing, and other resources. Our competitors may undertake aggressive marketing or pricing campaigns to enhance their brand name and increase the volume of business conducted through their stores or websites and make extensive investments to improve their stores or network and system infrastructure, including website design and logistics network enhancements. Our inability to adequately address these and other competitive pressures may have a material adverse effect on our business, financial condition, and results of operations.
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
We believe that our culture, where the customer is at the beginning and the end in each decision we make, has been critical to our success. We may face a number of challenges that may affect our ability to sustain our corporate culture, including a potential failure to attract and retain employees who embrace and further our culture, any expansion into additional geographies and new lines of business, competitive pressures that may divert us from our vision and values, and the integration of new personnel and businesses from acquisitions, including the recent acquisition of Farfetch. If we are not able to maintain our culture as we continue to grow, our business, financial condition, and results of operations could be adversely affected.
Our expansion into new geographies and offerings and substantial increase in the number of our offerings may expose us to new and increased challenges and risks.
In recent years, we have expanded our offerings, including in consumer electronics, food and grocery, financial services, private-label brands, apparel, streaming content, travel, luxury products, and export and import offerings, as well as expanded our reach into new geographies such as Taiwan and various geographies in which Farfetch, or future businesses we may acquire, operate. Expansion involves new risks and challenges and may require significant investments. Our lack of familiarity with new markets and new products and services and lack of relevant customer data relating to these new markets or offerings may make it more difficult

Coupang, Inc.	2024 Form 10-K	14

for us to anticipate customer demand and preferences. We may misjudge customer demand and the potential profitability of a new market, product, or service. We may find it more difficult to inspect and control quality and ensure proper handling, storage, and delivery of new products, and to establish and maintain relationships with qualified suppliers and merchants for new products. We may experience higher return rates on new products, customer complaints about new products and services, and costly liability claims as a result of selling such products and services, any of which would harm our brand and reputation as well as our results of operations. We may need to price aggressively to gain market share or remain competitive in new categories. It may be difficult for us to achieve profitability in the new product or service categories and our profit margin, if any, may be lower than we anticipate, which would materially and adversely affect our business, financial condition and results of operations. We cannot assure you that we will be able to recoup our investments in introducing any new product and service categories.
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

Coupang, Inc.	2024 Form 10-K	15

risks and uncertainties, including our ability to plan for and model future growth, expand our business in existing geographies, and enter new geographies. Our industry is also characterized by rapidly changing technology, including AI, new mobile applications and protocols, new products and services, new media and entertainment content, including user-generated content, and changing consumer demands and trends. Furthermore, our competitors are continuously developing innovations in personalized search and recommendation, online and offline shopping and marketing, communications, social networking, entertainment, logistics, and other services to enhance the customer experience. Our financial performance depends on our ability to identify, originate, and define retail trends, as well as to anticipate, gauge, and react to changing customer preferences in a timely manner, including seasonal trends in customer spending.
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

Coupang, Inc.	2024 Form 10-K	16

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
We are exposed to inventory risks that may materially and adversely affect our results of operations because of seasonality, new product launches, quick changes in product cycles and pricing, defective products, changes in customer demand and spending patterns, changes in customer tastes with respect to our products, spoilage, shrinkage, and other factors. We strive to predict these trends, as overstocking or understocking products we sell could lead to lower sales, missed opportunities, and excessive markdowns or write-offs, each of which could have a material impact on our business and results of operations. Moreover, once we launch a new product, it may be difficult to determine appropriate product selection and accurately forecast demand, which could increase our inventory risk, resulting in a material adverse effect on our business, financial condition, and results of operations.
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
As of December 31, 2024, we have operations and support services in the United States, South Korea, Taiwan, Singapore, China, Japan, India, the United Kingdom, and various other European countries. We may further expand our operations into new geographies. These expansions could present new risks and challenges and which may prove unsuccessful and materially and adversely affect our business. Further expansion into additional geographies and offerings, such as our recent entry into the global luxury goods space through Farfetch, will continue to require significant management attention and resources and would require us to localize our offerings to conform to a wide variety of local cultures, business practices, laws, regulations, and policies. Such local cultures, business practices, laws, regulations, and policies in other countries may make it more difficult for us to replicate our business model and anticipate customer demand and preferences. In each local market, we expect to compete with local and international companies that may understand the local market better than we do, and we may not benefit from first-to-market advantages. If we are not successful in expanding into particular international geographies or in generating revenue from such international operations, our business, financial condition, and results of operations may be materially and adversely affected.

Coupang, Inc.	2024 Form 10-K	17

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and materially and adversely affect our business, financial condition, and results of operations.
Our success will depend, in part, on our ability to expand our products and services and grow our business in response to changing technologies, customer demands, and competitive pressures. In some circumstances, we may choose to do so through the acquisition of complementary businesses and technologies rather than through organic growth. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. Additionally, acquisitions and other transactions may be subject to regulatory challenges from antitrust or other regulatory authorities that may block, delay or impose conditions (such as divestitures, ownership or operational restrictions or other structural or behavioral remedies) on the completion of transactions or the integration of acquired operations. Further, once we have completed an acquisition (such as the Farfetch Acquisition), we may not be able to successfully integrate the acquired business. We face additional risks in connection with acquisitions, including that:
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
•commitments, liabilities, deficiencies and other risks associated with acquired businesses may not be identified or may be underestimated;
•potential exposure to new or increased regulatory oversight and uncertain or evolving legal, regulatory and compliance requirements associated with acquired businesses;
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
•potential write-offs or impairment of goodwill or other acquisition-related intangible assets;
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
Online commerce is still developing in the geographies in which we operate. Our future revenue depends substantially on our customers, suppliers, merchants, and advertisers accepting the Internet as a way to conduct commerce, to purchase goods and services, and to carry out financial transactions. For us to grow our customer base successfully, more customers, merchants, and suppliers must accept and adopt new ways of conducting business and exchanging information, including through mobile devices. Further, service interruptions in Internet access could prevent customers from accessing our apps or websites and placing orders, and frequent interruptions could discourage customers from using our apps or websites, which could cause us to lose customers and harm our results of operations. In addition, we have no control over the costs of the services provided by the telecommunications operators. For more, see the risk factor below titled “Our business depends on network and mobile infrastructure, third-party data center hosting facilities, other third-party providers, and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our apps or websites or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of customers, suppliers, or merchants.”
Acceptance and use of the Internet are critical to our growth and the occurrence of any one or more of the above challenges could have a material adverse effect on our business, financial condition, and results of operations.

Coupang, Inc.	2024 Form 10-K	18

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
Coupang Pay is subject to a number of risks which, if they were to materialize, could materially and adversely affect its ability to provide payment processing services to us and our customers, including, but not limited to:
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

Coupang, Inc.	2024 Form 10-K	19

•negative news about and social media coverage on Coupang Pay, its business, its service offerings, or matters relating to Coupang Pay’s data security and privacy; and
•failure to manage customer funds accurately or loss of customer funds, whether due to employee fraud, security breaches, technical errors, or otherwise.
Coupang Pay’s services are highly regulated. Coupang Pay is required to comply with numerous complex and evolving laws, rules, and regulations, particularly in the areas of online and mobile payment services. In addition, as Coupang Pay expands the type and reach of its services within Korea and into international geographies, it will become subject to additional legal and regulatory risks and scrutiny. Any failure, or deemed failure, by Coupang Pay to comply with existing or new laws, regulations or orders of any governmental authority may subject us to significant fines, penalties, criminal and civil lawsuits; result in additional compliance and licensure requirements; cause us to lose existing licenses or prevent or delay us from obtaining additional licenses that may be required for our business; increase regulatory scrutiny of our business; divert management’s time and attention from our business; restrict our operations; lead to increased friction for customers; force us to make changes to our business practices, products or operations; require us to engage in remediation activities; or delay planned transactions, product launches or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brands and business, and adversely affect our results of operations and financial condition.
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
We rely on our merchants to provide a high quality experience to our customers.
Our marketplace provides many small- and medium-sized businesses with access to customers across Korea and other countries. Aggregating their products in one convenient forum provides convenience to customers and an increased business opportunity to merchants. We have policies and procedures intended to protect both merchants and customers on our marketplace. However, we do not control the merchants, who are independent, third-party businesses. In most cases, the merchants provide fulfillment and arrange for third-party delivery of the orders placed by our customers.
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
Anything that prevents the timely processing of orders or delivery of goods to our customers could harm our merchants. Service interruptions and delivery delays may be caused by events that are beyond our control and the control of our merchants, such as transportation disruptions, natural disasters, inclement weather, (including as a result of climate change), terrorism, public health crises, or political unrest. Additionally, disruptions in the operations of a substantial number of our merchants could also result in negative experiences for a substantial number of our customers, which could harm our reputation and brand. If our customers have a negative experience in the purchase of these products, whether due to quality or timing of delivery, our business, financial condition, and results of operations could be adversely affected.
Changes to our customer satisfaction program could increase our expenses.
Our customer satisfaction program protects customers from fraudulent transactions, as well as if they do not receive the items ordered or if the items received are significantly different from their descriptions. The risk of loss from our customer satisfaction program is specific to individual customers and transactions, and may also be impacted by modifications to this program resulting from changes in regulatory requirements, or changes that we decide to implement, such as expanding the scope of transactions covered. Increases in our expenses, including as a result of changes to our customer satisfaction program, could negatively impact our business, financial condition, and results of operations.

Coupang, Inc.	2024 Form 10-K	20

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

Coupang, Inc.	2024 Form 10-K	21

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

Coupang, Inc.	2024 Form 10-K	22

Our business could be disrupted by catastrophic occurrences and similar events.
Our business and the infrastructure on which our business relies is vulnerable to damage or interruption from catastrophic occurrences, such as earthquakes, tsunamis, floods, fires, extreme weather events (whether as a result of climate change or otherwise), power loss, telecommunication failures, criminal acts, sabotage, other intentional acts of violence, vandalism and misconduct, war, civil unrest, terrorist attacks, geopolitical events, including those related to hostilities between North Korea and South Korea, tensions between China and Taiwan, conflicts in the Middle East, disease and pandemics, and similar events. For example, in June 2021, there was a fire at our Deokpyeong fulfillment center which caused extensive damage to our fulfillment center and delayed delivery. Our Korean corporate offices and certain of the data centers in which we operate are located in regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural or man-made disaster or other unanticipated problems at our facilities or the facilities of our cloud providers could result in disruptions, outages, and other performance and quality problems. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be seriously harmed.
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
•the long-term impact of the epidemic on our business, including consumer behaviors;
•disruption and volatility within the financial and credit markets; and
•the pace and extent of the ultimate recovery from the epidemic.

Coupang, Inc.	2024 Form 10-K	23

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity and debt financings and revenue generated from our business. We cannot be certain if our operations will continue to generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support the development of our various apps and websites and expansion of our commercial offerings, and will require additional funds for such development and expansion. We may need additional funding for marketing expenses and to develop and expand sales resources, develop new features or enhance our marketplace or other offerings, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we might need or may want to engage in future equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our apps and websites, support our business growth and respond to business challenges could be significantly impaired, and our business, financial condition, and results of operations may be adversely affected.
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
Our revolving credit facility also contains covenants requiring us to maintain certain financial ratios. The provisions of our revolving credit facility and the Farfetch Term Loans may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. As a result, restrictions in our revolving credit facility and the Farfetch Term Loans could adversely affect our business, financial condition, and results of operations. In addition, a failure to comply with the provisions of our revolving credit facility or the Farfetch Term Loans, as well as other credit agreements, could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of outstanding amounts under our revolving credit facility, Farfetch Term Loans, or other credit agreements is accelerated, our assets may be insufficient to repay such amounts in full, and our common stockholders could experience a partial or total loss of their investment. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Coupang, Inc.	2024 Form 10-K	24

We have previously identified and disclosed a material weakness in internal control over financial reporting related to our Farfetch acquisition, and if we fail to remediate this or any future material weakness or otherwise fail to properly manage our internal control over financial reporting, we may not be able to accurately and timely report our financial results, which could negatively impact our business, investor confidence, and the price of our common stock.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In order to properly manage our internal control over financial reporting, we may need to take additional measures, including system migration and automation, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to ensure that our internal controls will remain effective and eliminate the possibility that other material weakness or deficiencies may develop or be identified in the future. Implementing any changes to our internal controls may distract our officers and employees and require expenditures to implement new process or modify our existing processes. As disclosed in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K, we have determined a material weakness previously disclosed by Farfetch Limited related to the operating effectiveness of certain business process and information technology controls in the New Guards business was not fully remediated as of December 31, 2024, and could result in a material misstatement of our annual or interim consolidated financial statements that will not be prevented or detected on a timely basis. If we fail to remediate this material weakness or experience future material weaknesses or deficiencies in internal controls (whether due to acquisitions or otherwise) and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. Any such failure could result in investors losing confidence in the accuracy and completeness of our financial reports, could cause us to violate covenants in our debt instruments or other reporting obligations, the market price of our Class A common stock could be adversely affected, and we could become subject to litigation or investigations by the New York Stock Exchange (the “NYSE”), the SEC, Korean authorities, or other regulatory authorities, which could require additional financial and management resources and materially and adversely affect our business and results of operations.
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
We are a public reporting company subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations will require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting. If our management is unable to certify the effectiveness of our internal control or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal control over financial reporting, or if we identify or fail to remediate any significant deficiencies or material weaknesses in our internal control, we could be subject to regulatory or NYSE scrutiny and a loss of public confidence, which could seriously harm our reputation, and the price per share of our Class A common stock could decline. Further, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, our business could be adversely affected and the price per share of our Class A common stock price could decline.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the corporate governance requirements of the NYSE, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business, financial condition, and results of operations.

Coupang, Inc.	2024 Form 10-K	25

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
Risks Related to Doing Business in Korea
There are special risks involved with investing in companies with Korean operations, including the possibility of restrictions being imposed by the Korean government in emergency circumstances, accounting and corporate disclosure standards that differ from those in other jurisdictions, and the risk of direct or vicarious criminal liability for executives of our Korean affiliates.
Our wholly-owned subsidiary, Coupang Corp., is a Korean company, and Coupang Corp. and its Korean affiliates operate in a business and cultural environment that is different from that of other countries. For example, under the Foreign Exchange Transaction Act of Korea, if the Korean government determines that in certain emergency circumstances, including sudden fluctuations in interest rates or exchange rates, extreme difficulty in stabilizing the balance of payments or substantial disturbance in the Korean financial and capital markets are likely to occur, it may impose any necessary restriction such as requiring Korean or foreign investors to obtain prior approval from the Minister of Economy and Finance of Korea prior to repatriating interest, dividends or sales proceeds arising from Korean securities or from the disposition of such securities or other transactions involving foreign exchange. Although investors hold shares of our Class A common stock, Coupang Corp. may experience adverse risks and in turn could adversely impact our business, prospects, financial condition, and results of operations and could lead to a decline in the price per share of our Class A common stock.
We also have significant subsidiaries in Korea that have statutory financial statement filing requirements. They are subject to disclosure requirements by the Korean regulators, which will involve periodical public filings of financial information under local accounting standards. These local accounting standards may differ from those of U.S. GAAP.
In addition, under Korean law, there are circumstances in which certain executives of a company may be investigated or held criminally liable either directly or vicariously for the actions of the company and its executives and employees. For example, complaints alleging infringement of intellectual property rights, breaches of certain Korean laws (e.g., labor standards laws and fair trade laws), and product-related claims may be investigated and prosecuted as criminal offenses with both the company and the company’s executives being named as defendants in such proceedings. These risks change over time. For example, as a result of a Korea Fair Trade Commission (“KFTC”) referral, the Seoul Eastern Prosecutors’ Office has initiated a criminal investigation into Coupang Corp. and Coupang Private Label Brands (“CPLB”) as further described in Part II, Item 8 “Financial Statements and Supplementary Data” — Note 14 — "Commitments and Contingencies" to the consolidated financial statements.
As a result of these current and changing risks, our executives have in the past been named, and may be named in the future, in criminal investigations or proceedings stemming from our operations. In Korea, company executives being named in such investigations or proceedings is a common occurrence, even though in practice many such cases result in no liability to the individual. If our executives were to be named in such criminal proceedings or held either directly or vicariously criminally liable for the actions of the company and its executives and employees, our business, financial condition, and results of operations may be harmed.

Coupang, Inc.	2024 Form 10-K	26

Coupang Corp.’s transactions with its subsidiaries and affiliates may be restricted under Korean fair trade regulations.
Coupang Corp. enters into business relationships and transactions with its subsidiaries and affiliates, which are subject to scrutiny by the KFTC as to, among other things, whether such relationships and transactions constitute undue financial support among companies in the same business group. If, in the future, the KFTC determines that Coupang Corp. has engaged in transactions that violate the fair trade laws and regulations, it may be subject to an administrative and/or criminal fine, surcharge or other actions, which may have an adverse effect on our business, financial condition, and results of operations. For example, as a result of a KFTC referral, the Seoul Eastern Prosecutors’ Office has initiated a criminal investigation into Coupang Corp. and CPLB as further described in Part II, Item 8 “Financial Statements and Supplementary Data” — Note 14 — "Commitments and Contingencies" to the consolidated financial statements.
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

Coupang, Inc.	2024 Form 10-K	27

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
•political instability or uncertainty;
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
•acts of war or geopolitical uncertainty and risk of further attacks by terrorist groups around the world;
•the occurrence of severe health epidemics in Korea or other parts of the world;

Coupang, Inc.	2024 Form 10-K	28

•deterioration in economic or diplomatic relations between Korea and its trading partners or allies, including the imposition of any new or increased tariffs, or any deterioration resulting from territorial or trade disputes or disagreements in foreign policy (such as the ongoing trade disputes with Japan);
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
The value of the KRW and other currencies against the USD has fluctuated, and may continue to fluctuate and is affected by, among other things, changes in political and economic conditions. It is difficult to predict how market forces or Korean or the United States government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate between the KRW and the USD in the future.
A substantial percentage of our revenue and costs are denominated in KRW, and a significant portion of our financial assets are also denominated in KRW, while a substantial portion of our debt is denominated in USD. We are a holding company and we may receive dividends, loans and other distributions on equity paid by our operating subsidiaries in Korea. Any significant fluctuations in the value of the KRW may materially and adversely affect our liquidity and cash flows. For example, the depreciation of the KRW and other foreign currencies against the USD typically results in a material increase in the cost of fuel and equipment purchased from outside of Korea and the cost of servicing debt denominated in currencies other than the KRW. As a result, any significant depreciation of the KRW or other major foreign currencies against the USD may have a material adverse effect on our results of operations. A large percentage of our cash is in KRW. If we have to convert our KRW cash or other foreign currency cash into USD cash for the purpose of repaying principal or interest expense on our outstanding USD-denominated debt, making payments for USD-denominated stock repurchases or paying USD-denominated dividends on our Class A common stock, or other business purposes in USD, depreciation of the KRW or other foreign currencies against the USD would have a negative effect in that it would require us to convert more of our KRW cash or foreign currency cash in order to pay those required USD obligations.
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

Coupang, Inc.	2024 Form 10-K	29

New Korean legislative proposals may expose our business to additional risks from litigation, regulation, and government investigations.
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
Additional enacted or proposed regulations include numerous consumer related provisions in the online shopping industry. Implementation of any of these regulations could have an adverse effect on our business.
Our business is also subject to changes in regulation affecting workplace safety, health, and risk prevention. For example, the Act on Punishment for Serious Accidents (the “Serious Accidents Act”) became effective in 2022. The Serious Accidents Act imposes enhanced liability (including criminal liability) on businesses, managers, and individuals who are responsible for causing loss of life by failing to fulfill duties relating to workplace safety and health or risk prevention. The Serious Accidents Act provides the potential for criminal punishment, public disclosure of punishment, and monetary damages, including punitive damages up to five times the actual damages suffered. The Serious Accidents Act extends potential liability to a wider group of persons than under pre-existing law, including those who oversee safety and health matters for the business concerned and also general managers of the business.

These are just some examples of how our business could be affected by changing regulations. If these or other regulatory proposals are enacted and implemented, our Korean subsidiary, Coupang Corp. (and its Korean subsidiaries), could face substantial costs and disruption to our business, and management could be required to spend significant time and attention on these matters, which would divert our focus from our core business. This could adversely affect our business, financial condition, and results of operations.
Korean government mandates, policies, negotiations, and orders may have a negative impact on our business, financial conditions, and results of operations.
Our wholly-owned subsidiary, Coupang Corp., and its Korean subsidiaries and affiliates have from time to time been, and may in the future be, subject to various Korean government mandates, policies, negotiations, and orders that extend across different areas of their businesses, including but not limited to economic taxation, price controls, labor market policies, and environmental mandates. Such actions by the Korean government could negatively impact or restrict our business, financial conditions, and results of operations as Coupang Corp. and its Korean subsidiaries and affiliates may face compliance challenges with new mandates, policies, negotiations, and orders that may, among other things, be burdensome, require significant expenditures, cause operational constraints, increase our costs of providing services, increase our costs of products, harm our business, and result in fines and penalties.
As Coupang Corp., our wholly-owned Korean subsidiary, is incorporated in Korea, it may be more difficult to enforce judgments obtained in courts outside Korea.
Coupang Corp., our wholly-owned subsidiary, is incorporated in Korea, most of its executives reside in Korea, and a substantial majority of its assets and the personal assets of its executives are located in Korea. As a result, it may be more difficult for investors to effect service of process in the United States upon it or its executives or to enforce against it or its executives judgments obtained in the United States courts predicated upon civil liability provisions of the federal or state securities laws of the United States or similar judgments obtained in other courts outside Korea. There is doubt as to the enforceability in Korean courts, in original actions or in actions for enforcement of judgments of the United States courts, of civil liabilities predicated solely upon the federal and state securities laws of the United States.
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

Coupang, Inc.	2024 Form 10-K	30

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
Our fulfillment and logistics processes and related activities, as well as our last mile delivery logistics activities are subject to significant regulation. For example, Korean laws and regulations specify very broad and technical safety and health obligations on the employer and service recipient company. Breach of such obligations could result in penalties, such as criminal sanctions, administrative fines, and corrective measure orders. The Korean Ministry of Employment and Labor may also order work suspension or use suspension of machinery/equipment if it identifies harmful or dangerous conditions in the workplaces. A breach of the above obligations by the employer or the service recipient company may result in potential civil liability. If we are unable to timely adapt to changing norms and requirements around maintaining a safe workplace, it could cause employee illness, accidents, worker discontent, and negative publicity related to workforce safety, as well as potentially significant costs, criminal or civil penalties, or disruptive government orders or requirements. Any of the foregoing could have a material and adverse effect on our business, financial condition, and results of operations.
While we maintain liability insurance, the amount of such coverage may not be adequate to cover fully all claims, and we may be forced to bear substantial losses from an accident or safety incident resulting from our fulfillment or last mile delivery activities. For example, in June 2021, there was a fire at our Deokpyeong fulfillment center which caused extensive damage to our property and inventories and resulted in a material write-off for 2021. In addition, our business was negatively impacted by, but not limited to, delay in delivery, response to investigations in relation to the fire, and compensation for damages caused.
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

Coupang, Inc.	2024 Form 10-K	31

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
We have also received in the past, and we may receive in the future, communications alleging that certain items provided by suppliers or listed by merchants on our apps and/or websites infringe upon third-party copyrights, trademarks, and trade names or other intellectual property rights of others. Although we have sought to prevent and eliminate the listings of such goods, they may be listed on our apps or websites in the future and we may be held liable to those parties claiming an infringement of their intellectual property rights. Although we have a service quality management team that is responsible for monitoring reports of listing, display, and sales of pirated, counterfeited, prohibited, regulated, or faulty merchandise and services, such items may nevertheless be listed, displayed, or sold on our apps or websites and subject us to potential lawsuits, sanctions, fines, or other penalties, which could adversely affect our business. For more, see “Risks Related to Laws, Regulation, and Intellectual Property—We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.”

Coupang, Inc.	2024 Form 10-K	32

Government regulation of the Internet, online retail, and mobile commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could adversely affect our business, financial condition, and results of operations.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, online retail, and mobile commerce. Existing, proposed, and future regulations and laws could change our liabilities and impede the growth of the Internet, online retail, or mobile commerce. These regulations and laws may involve taxes, tariffs, consumer protection, competition and antitrust, privacy and data security, anti-spam, content protection, AI, electronic contracts and communications, and gift cards, among other topics. It is not clear how existing laws governing issues such as property ownership, fair trade, sales and other taxes, and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, online retail, and mobile commerce. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation or our business or result in proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our apps and websites by customers and merchants, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.
Any failure to protect our apps, websites, networks, and systems against security breaches or otherwise protect our and our customers’ and business partners’ confidential information could damage our reputation and brand and adversely affect our business, financial condition, and results of operations.
Our business employs websites, networks, and systems through which we collect, maintain, transmit, and store data about our customers, merchants, suppliers, advertisers, and others, including personally identifiable information, as well as other confidential and proprietary information. We rely on encryption and authentication technology in an effort to securely transmit confidential and sensitive information. However, security breaches or other security incidents have in the past resulted and could in the future result in the inadvertent or unauthorized use or disclosure of confidential and sensitive information we collect, store, or transmit, or otherwise enable third parties to gain unauthorized access to this information such as our inadvertent exposure of limited customer information within our App that occurred during an upgrade in 2021 and was remediated within an hour. In addition, our apps, websites, networks, and systems are subject to security threats, including hacking of our systems, denial-of-service attacks, viruses, malicious software, ransomware, break-ins, phishing attacks, social engineering, security breaches, or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our apps, websites, networks, and systems, or that we otherwise maintain. Such risks extend not only to our own apps, websites, networks, and systems, but also to those of third-party services providers and our customers, contractors, business partners, vendors, and other third parties. Moreover, techniques used to obtain unauthorized access to or sabotage systems change frequently and are becoming increasingly sophisticated and may not be known until launched against us or our third-party service providers, increasing the difficulty of detecting and defending against such threats. We have observed an increase in the frequency of the security threats we and our third-party service providers face, and we expect these activities to continue to increase. Geopolitical tensions or conflicts, such as the conflict between Russia and Ukraine, and the increased adoption of artificial intelligence technologies, may further heighten the risk of cyber security incidents. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships. As a result of any security breach, our reputation and brand could be damaged, our business could suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation, or regulatory action and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security, and other laws, and cause significant legal and financial exposure, adverse publicity, and a loss of confidence in our security measures, which could have an adverse effect on our business, financial condition, and results of operations.
We are also subject to regulations relating to privacy and use of confidential information of our consumers, including, among others, Korea’s Personal Information Protection Act and related legislation, regulations and orders (the “PIPA”), China’s Personal Information Protection Act, the Act on the Promotion of Information and Communications Network Utilization and Protection of Information Act (Korea), and the Credit Information Act in Korea that specifically regulates certain sensitive personal information. PIPA requires consent by the consumer with respect to the use of his or her data and requires the persons responsible for management of personal data to take the necessary technological and managerial measures to prevent data breaches and, among other duties, to notify the Personal Information Protection Commission of any data breach incidents within 24 hours. Failure to comply with PIPA in any manner may subject these persons responsible to personal liability for not obtaining such consent in an appropriate manner or for such breaches, including even negligent breaches, and violators face varying penalties ranging from monetary penalties to imprisonment. We strive to take the necessary technological and managerial measures to comply with PIPA, including the implementation of privacy policies concerning the collection, use, and disclosure of subscriber data on our apps and websites, and we regularly review and update our policies and practices. Despite these efforts to comply with PIPA, these rules are complex and evolving, subject to interpretation by government regulators which may change over time and therefore we are subject to the risk of claims by regulators of failure to comply with PIPA. Any failure, or perceived failure, by us to comply with such policies, laws, regulations, and other legal obligations and regulatory guidance could adversely affect our reputation, brand, and

Coupang, Inc.	2024 Form 10-K	33

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
Moreover, we are also subject to other data privacy and protection laws regulating the collection, use, retention, disclosure, transfer, and processing of personal information, such as the California Consumer Privacy Act, which was significantly modified by the California Privacy Rights Act, similar laws in other states in the United States, the United Kingdom’s General Data Protection Regulation, and the European Union's General Data Protection Regulation. The potential effects of these laws are far-reaching, continue to evolve, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply with the obligations imposed by the governments of the foreign jurisdictions in which we do business or seek to do business and we may be required to make significant changes in our business operations, all of which may adversely impact our business. These and other privacy and cybersecurity laws may carry significant potential penalties for noncompliance.
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
Legal proceedings are inherently uncertain, and any judgment, ruling, fine, penalty or injunctive relief entered against us or any adverse settlement in current or other future matters could result in harm to our reputation, monetary damages, fines or other sanctions, consent decrees, injunctions, or orders requiring a change in our business practices or otherwise negatively affect our business, results of operations, and financial condition. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.

Coupang, Inc.	2024 Form 10-K	34

Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws, could subject us to penalties and other adverse consequences.
We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, the United States public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other partners or representatives fail to comply with these laws and governmental authorities seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, results of operations, and financial condition.
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
Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules, and regulations or the promulgation of new laws, rules, and regulations applicable to us and our business, including those relating to the Internet and retail sales, Internet advertising and price display, consumer protection, economic and trade sanctions, tax, payments, foreign exchange regulations, banking, data security, network and information systems security, data protection, and privacy. As a result, regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. For example, in June 2024, the KFTC determined that our product search rankings practices violated Korean law and imposed an administrative fine of approximately $121 million. Unfavorable changes or interpretations could decrease demand for our offerings, limit marketing methods and capabilities, affect our margins, increase costs, or subject us to additional liabilities.
Additionally, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet and retail sales that may relate to liability for information retrieved from or transmitted over the Internet, display of certain taxes and fees, online editorial and user-generated content, user privacy, data security, network and information systems security, behavioral and online advertising, the use of AI and machine learning, taxation, liability for third-party activities, quality of services, and consumer protection. Further, the growth and development of online retail may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.

Coupang, Inc.	2024 Form 10-K	35

Furthermore, the law relating to liability of online service providers is currently unsettled. Lawmakers and governmental agencies have in the past and could in the future require changes in the way our business is conducted that might create increased legal liability for online retailers and service providers. Unfavorable regulations, laws, decisions, or interpretations by government or regulatory authorities applying those laws and regulations, or inquiries, investigations, or enforcement actions threatened or initiated by them, could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary fines), increase our cost of doing business, require us to change our business practices in a manner materially adverse to our business, damage our reputation, impede our growth, or otherwise have a material effect on our operations.
Our results of operations and financial condition may be adversely affected by governmental regulation and associated regulatory costs related to the environment and climate change.
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

Coupang, Inc.	2024 Form 10-K	36

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
We use, and expect to continue to use, open source software in our software and systems. Some licenses applicable to open source software may require that the source code subject to the license be made available to the public and that any modifications or derivative works to open source software continue to be licensed under open source licenses. From time to time, we may face claims from third parties of infringement of their intellectual property rights, or demanding the release or license of the open source software or derivative works that we developed using such software (which could include our proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. We may inadvertently use open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in the licensing of our technologies or cease offering the implicated solutions unless and until we can re-engineer them to avoid infringement or change the use of the implicated open source software. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities, or other contractual protections with respect to the software (for example, non-infringement or functionality). Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our apps or websites and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have an adverse effect on our business, financial condition, and results of operations.
The use of AI, machine learning, and related technologies in our business present risks and challenges that could adversely affect us.
We use AI, machine learning, and related technologies in our business, and we expect to continue to incorporate AI and machine learning into our business operations. Our investment in AI and machine learning tools and technologies may not provide the anticipated benefits, and the increasing use of AI and machine learning technologies present many challenges and risks to our business. Flaws in AI algorithms or datasets may lead to unintended consequences, such as operational disruptions, data loss, actual or perceived bias, or erroneous decision-making, which could adversely impact our customer relationships, brand, or business operations, and result in lost sales or higher costs. The use of AI and machine learning may also increase the risk of data security breaches or other cybersecurity threats, improper handling of private or sensitive information, inadvertent loss of our intellectual property rights or allegations of infringement of third parties’ rights, any of which could result in adverse consequences, including costly claims, litigation, regulatory investigations, and penalties. Our competitors’ increasing use of AI and machine learning technology may also adversely affect our business and if our competitors incorporate AI and machine learning into their business, services, and products more rapidly or more successfully than us, it could hinder our ability to compete effectively and adversely affect our results of operations. In addition, the legal and regulatory environment surrounding AI and machine learning technology is evolving and complex. Regulation of AI tools and their use, such as the European Union’s Artificial Intelligence Act adopted in 2024 can be expected to intensify in many countries and regions. Compliance with the evolving regulatory landscape may entail significant costs, require us to change aspects of our technologies or business practices, or otherwise negatively affect us. Any of these or other emerging risks associated with AI or machine learning could materially and adversely affect our reputation, business, and results of operations.

Coupang, Inc.	2024 Form 10-K	37

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
We are subject to taxes in the United States, Korea, China, Taiwan, the United Kingdom and other foreign jurisdictions where we operate. We are a Delaware corporation that is treated as a domestic corporation for the United States federal income tax purposes. Under the rules of the Internal Revenue Code of 1986, as amended, we may be subject to the United States federal income tax on a substantial portion of any income earned by our non-U.S. affiliates, regardless of whether that income is distributed to us, although it may be possible to offset some or all of any United States tax liability with credits for non-U.S. income taxes paid by the non-U.S. affiliates. These rules are extremely complicated, and their impact on us will depend on the results of our future operations and cannot be predicted or quantified at this time.
Also, in 2021, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two model rules defining the global minimum tax rules, which contemplate a jurisdictional 15% minimum tax rate. The OECD continues to release additional guidance on these rules and the framework calls for law enactment by local countries to take effect in 2024 or 2025. These changes, when enacted by various countries in which we do business, may increase our taxes in these countries. South Korea has enacted legislation to implement OECD framework including the Under-taxed Profit Rules (the “UTPR”) which may impose additional reporting and compliance obligations to our group effective from January 1, 2025. This minimum tax will be treated as a period cost in future years and did not impact operating results for 2024. We are continuing to monitor legislative developments and are in the process of evaluating the potential impact of Korean and other legislation on our taxes.
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
We are subject to audit by the United States and foreign tax authorities. Such tax authorities may disagree with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business could be adversely impacted. Additionally, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our consolidated financial statements could fail to reflect adequate reserves to cover such a contingency.

Coupang, Inc.	2024 Form 10-K	38

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
As of December 31, 2024, we had $3.9 billion of federal, state and foreign net operating losses (“NOLs”) carryforwards available to reduce future taxable income. Realization of these NOL carryforwards depends on our future taxable income in the taxing jurisdiction and there is a risk that portions of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results.
Certain of these amounts are subject to annual limitations under applicable tax law. If not utilized, a portion of these losses will begin to expire in 2025.
As of December 31, 2024, we maintained a valuation allowance of $903 million for deferred tax assets that are not more likely than not to be realized, which primarily included our U.S. and foreign operating losses for Farfetch subsidiaries. For additional information, see Part II, Item 8 “Financial Statements and Supplementary Data” — Note 6 — "Income Taxes" to the consolidated financial statements.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with Bom Kim, who beneficially owns all of our Class B common stock representing in the aggregate 74.4% of the voting power of our capital stock as of December 31, 2024.
All of our shares of Class B common stock, which has 29 votes per share, are beneficially owned by Mr. Kim, our Founder and Chief Executive Officer. Our Class A common stock, which is the stock we list on the NYSE, has one vote per share. Our Class A common stock and Class B common stock vote together as a single class on all matters, except as otherwise required by applicable law or our certificate of incorporation. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon any transfer, whether or not for value, except certain transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in our certificate of incorporation. Upon any conversion of shares of Class B common stock into shares of Class A common stock, the voting power of any existing holder of Class A common stock in any vote of the Class A common stock voting separately as a class will be diluted to the extent of the additional shares of Class A common stock issued as a result of the conversion, but because there will be fewer shares of Class B common stock outstanding as a result of such a conversion, the voting power of any existing holder of Class A common stock in any vote of all shares of capital stock voting together as a class will increase because there will be fewer shares of the higher vote Class B common stock outstanding. Because of the 29-to-one voting ratio between our Class B and Class A common stock, the Class B common stock beneficially owned by Mr. Kim represent, in the aggregate, 74.4% of the combined voting power of our capital stock as of December 31, 2024. The control by Mr. Kim of a majority of the combined voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may defer, prevent, or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Mr. Kim also has the ability to control our management and major strategic investments as a result of his position as our Chief Executive Officer. Although Mr. Kim owes a fiduciary duty to the Company and our stockholders as a board member and officer, as a stockholder, Mr. Kim is entitled to vote his shares in his own interest, which may not always be in the interest of our stockholders generally. Similarly, a reduction in Mr. Kim’s shareholdings could impact his ability to control corporate matters.
We cannot predict the effect our dual class structure may have on the price per share of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices included the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Although S&P Dow Jones has since revised its eligibility criteria to again permit companies with multiple classes of common stock to be added to its indices, including the S&P 500, the S&P MidCap 400, and the S&P SmallCap 600, there can be no assurances that such companies will remain eligible. The dual class structure of our common stock would make us ineligible for inclusion in these and certain other indices and, as a result, mutual funds, exchange-traded funds, and other

Coupang, Inc.	2024 Form 10-K	39

investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. Exclusion from indices, could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
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
•announcements of new products or services, new geographic markets, or acquisitions, strategic partnerships, joint ventures, or capital-raising activities or commitments, by us or by our competitors;
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
Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, executive officers, or principal stockholders, or the perception that these sales may occur, could cause the price of our Class A common stock to decline and impair our ability to raise capital through the sale of additional equity securities. The shares of our Class A common stock and Class B common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans, and the shares reserved for future issuance under our equity incentive plans, will become eligible for sale in the

Coupang, Inc.	2024 Form 10-K	40

public market upon issuance, subject to compliance with applicable securities laws, applicable vesting requirements, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants.
Furthermore, certain holders of our Class A and Class B common stock have rights, subject to certain conditions, with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Acts, subject to compliance with applicable securities laws. We also may issue our capital stock or securities convertible into our capital stock from time to time in connection with a financing, acquisition, investments or otherwise.
Any such issuances by us or sales of securities by us or our existing stockholders, or the perception that these issuances or sales may occur, could cause the price of our Class A common stock to decline and materially dilute investors. We are unable to predict the timing of or the effect that such issuances or sales may have on the prevailing market price of our common stock. As a result, holders of our Class A common stock bear the risk that future issuances by us or sales of securities by us or our existing stockholders may adversely affect the market price of our Class A common stock and dilute their stockholdings in the Company.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States as the exclusive forums for certain disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation, or our bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the United States federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
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

Coupang, Inc.	2024 Form 10-K	41

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Coupang has a cyber risk management framework designed to identify, assess, and manage cyber related risks. Cyber related risks are identified through self-identification, audits, assessments, and incidents. Our vulnerability scanning process uses both automated tools and penetration testing to identify vulnerabilities within our environment.
We seek to identify, manage and reduce the risks and potential vulnerabilities by integrating controls and solutions into information security and technology projects based on severity and priority.

The Chief Information Security Officer (“CISO”), who has extensive cybersecurity knowledge and skills gained from over 15 years of work experience at the Company and elsewhere, leads our global information security organization responsible for overseeing the Coupang information security program. The CISO regularly reviews our cyber strategy with technology leadership in order to integrate the cyber strategy across the organization. The CISO is updated on cybersecurity threats from experienced information security officers in our security organization on an ongoing basis and in conjunction with management, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Supporting the CISO, is the dedicated information security team, which comprises almost 200 individuals. In addition to full-time employees, external consultancy services provide us with certain information security services and specialized advice.

We conduct annual assessments by certified external third-party assessors as part of our industry-recognized information security certifications, ISO 27001, 27017, 27701, and ISMS-P. We periodically have external third-party consultants conduct maturity assessments of our Information Security program. The results of these audits and assessments inform us about possible risks which are managed through our enterprise risk management process. We employ external third-party vendors to provide cyber threat intelligence when relevant information is available or as requested. We also employ systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider, customer or otherwise implicating the third-party technology and systems we use. We also have a program of Cyber Tabletop exercises, run periodically, with key people in our business, to further enhance our capabilities to respond and recover to a cyber incident.
The Coupang executive leadership team provides oversight and guidance on cyber policies, procedures, and strategies. Our Board of Director’s role in risk oversight is consistent with our leadership structure, with the executive leadership team having responsibility for assessing and managing risks we face in executing our business plans, and the Board and its committees providing oversight in connection with those efforts.
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

We seek to identify and manage risks from cyber threat intelligence and lessons learned from known cyber incidents with our cyber risk management process and include these within our cyber risk strategy through major information security and technology enhancements and projects. As of the date of this 10-K, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition. Cybersecurity threats continue to increase, and as set out in our risk factors our services may be affected by cybersecurity and data security incidents, which could be material to the Company. See “Item 1A. Risk Factors” in this Form 10-K for additional discussion on the risks of future cyber incidents to our results of operations and financial condition.

Item 2. Properties
We lease our principal executive office in Seattle, Washington and additional office space in Korea, the United States, Europe, and throughout Asia. We lease or own over 67 million square feet of fulfillment and logistics space throughout Korea, as well as other parts of Asia and the United States. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Coupang, Inc.	2024 Form 10-K	42

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
The most significant of our current legal proceedings are described in Note 14 — "Commitments and Contingencies", in Part II, Item 8 - “Financial Statements and Supplementary Data”, and risks relating to legal matters are described elsewhere in this Form 10-K, see “Item 1A. Risk Factors.”

Item 4. Mine Safety Disclosures
Not applicable.

Coupang, Inc.	2024 Form 10-K	43

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Market for Common Stock
Our Class A common stock is traded on the New York Stock Exchange under the symbol “CPNG.” Our Class B common stock is not listed or traded on any stock exchange.
Holders of Common Stock
As of February 20, 2025, there were 27 holders of record of our Class A common stock and one holder of record of our Class B common stock. Because some of our shares of class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
None.
Sales of Unregistered Equity Securities
None.

Item 6. [Reserved]

Coupang, Inc.	2024 Form 10-K	44

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
Farfetch Acquisition
In January 2024 we acquired the business and assets of Farfetch Holdings plc (“Farfetch”), a leading global marketplace for the luxury fashion industry. See Note 16 — "Business Combinations - Farfetch" to the consolidated financial statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K. During 2024, we have undertaken restructuring actions to reduce headcount, exit leases and licensing agreements. In February 2025, we entered into a settlement agreement and mutual release with Authentic Brands Group LLC related to a license agreement.
Fulfillment Center Fire
In June 2021, a fire extensively damaged our Deokpyeong fulfillment center (“FC Fire”) resulting in a loss of the inventory, building, equipment, and other assets at the site. We are insured on property losses from the FC Fire, and while the insurer continues assessment of the total potential loss coverage on the claim, during the fourth quarter of 2024 we agreed to a settlement on a portion of the claim and now deem the recovery of insurance proceeds under the policy as probable. We recognized an insurance gain of $175 million in the fourth quarter of 2024, which included $116 million for the inventory loss included in “Cost of sales” and $59 million for property and equipment losses, included in “Operating, general and administrative”. We received provisional payments of $138 million in prior years, which were previously deferred within “Other current liabilities”, and received a further payment of $40 million in the fourth quarter of 2024. Whether and to what extent additional insurance recoveries will be received is currently unknown.
Segment Information
Our segments reflect the way we evaluate our business performance and manage operations. See Note 3 — "Segment Reporting" to the consolidated financial statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K.

Coupang, Inc.	2024 Form 10-K	45

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
Key Financial and Operating Highlights:

(in millions)	2024(1)	2023	% Change
Total net revenues	$30,268	$24,383	24%
Total net revenues, constant currency(2)	$31,552	$24,636	29%
Gross profit(3)	$8,831	$6,190	43%
Net income(4)	$66	$1,360	(95)%
Net income margin	0.2%	5.6%
Adjusted EBITDA(2)	$1,375	$1,074	28%
Adjusted EBITDA margin(2)	4.5%	4.4%
Net cash provided by operating activities	$1,886	$2,652	(29)%
Free cash flow(2)	$1,016	$1,775	(43)%
Segment adjusted EBITDA:
Product Commerce	$2,006	$1,540	30%
Developing Offerings	$(631)	$(466)	35%
(1)Includes results of operations of Farfetch from acquisition date, January 30, 2024.
(2)Total net revenues, constant currency; total net revenues growth, constant currency; adjusted EBITDA; adjusted EBITDA margin; and free cash flow are non-GAAP measures. See “Non-GAAP Financial Measures” below for the reconciliation of the Non-GAAP measures with their comparable amounts prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(3)Gross profit is calculated as total net revenues minus cost of sales, and 2024 includes $116 million of insurance gains related to inventory destroyed in the FC Fire.
(4)Net income for 2024 includes $175 million of insurance gains related to the FC Fire and $121 million of costs related to the Korea Fair Trade Commission (the “KFTC”) administrative fine.
Key Business Metrics
As of March 31, 2024, we are providing quarterly Net revenues per Product Commerce Active Customer and Product Commerce Active Customers metrics in lieu of Net revenues per Active Customer and Active Customers. We believe these metrics provide a better presentation of our more mature retail operations and predominant customer base as they exclude revenue and customer data specific only to our more nascent Developing Offerings. Product Commerce Active Customers includes those customers that use both our Product Commerce and Coupang Eats offerings, but excludes those customers that only use our Coupang Eats offering and customers outside Korea.

	Three Months Ended
Net revenues per Product Commerce Active Customer	December 31,	September 30,	June 30,	March 31,
2024	$302	$307	$296	$302
2023	$302	$296	$293	$305
Percentage change	—%	4%	1%	(1)%

	Three Months Ended
Product Commerce Active Customers (in millions)	December 31,	September 30,	June 30,	March 31,
2024	22.8	22.5	21.7	21.5
2023	20.8	20.2	19.4	18.6
Percentage change	10%	11%	12%	16%

Coupang, Inc.	2024 Form 10-K	46

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
Results of Operations

				% Change
(in millions)	2024(1)	2023	2022	2024 vs 2023	2023 vs 2022
Net retail sales	$23,866	$21,223	$18,338	12%	16%
Net other revenue	6,402	3,160	2,245	103%	41%
Total net revenues	30,268	24,383	20,583	24%	18%

Cost of sales	21,437	18,193	15,873	18%	15%
Operating, general and administrative	8,395	5,717	4,822	47%	19%
Total operating cost and expenses	29,832	23,910	20,695	25%	16%

Operating income (loss)	436	473	(112)	(8)%	NM(2)
Interest income	216	178	53	21%	NM(2)
Interest expense	(140)	(48)	(27)	192%	78%
Other expense, net	(39)	(19)	(7)	105%	171%
Income (loss) before income taxes	473	584	(93)	(19)%	NM(2)
Income tax expense (benefit)	407	(776)	(1)	(152)%	NM(2)
Net income (loss)	$66	$1,360	$(92)	(95)%	NM(2)
(1)Includes results of operations of Farfetch from acquisition date, January 30, 2024.
(2)Non-meaningful.
A discussion regarding our financial condition and results of operations for 2023 compared to 2022 can be found under Part II, Item 7 — “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for 2023.
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

Coupang, Inc.	2024 Form 10-K	47

			% Change
(in millions)	2024	2023	As Reported	Constant Currency
Net retail sales	$23,866	$21,223	12%	17%
Net other revenue	6,402	3,160	103%	110%
Total net revenues	$30,268	$24,383	24%	29%
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
The following table presents our total net revenues by segment.

			% Change
(in millions)	2024	2023	As Reported	Constant Currency
Product Commerce	$26,699	$23,594	13%	18%
Developing Offerings	3,569	789	352%	363%
Total net revenues	$30,268	$24,383	24%	29%
The increase in Product Commerce net revenues is primarily due to higher net revenues per Product Commerce Active Customer in the second and third quarters of 2024, combined with continued growth in Product Commerce Active Customers, increasing 10% year-over-year. Growth in total net revenues per Product Commerce Active Customers was driven by increased customer engagement within and across more product categories. This was partially offset by a 4% net revenue decline from our transition of FLC merchants to new contracts now recognized on a net basis and a 5% negative impact from foreign exchange.
The increase in Developing Offerings net revenues is primarily due to incremental revenues from our acquisition of Farfetch in the first quarter of 2024 of $1.7 billion. The remaining increase is primarily due to our growth initiatives in Eats and Taiwan.
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
The increase in cost of sales primarily reflects higher volume from increased sales and customer demand. Additionally, the acquisition of Farfetch increased cost of sales by $945 million. Partially offsetting these increases was a $116 million insurance gain related to an inventory loss from the FC Fire. Cost of sales as a percentage of revenue decreased from 74.6% for 2023 to 70.8% for 2024 primarily due to an increased percentage of revenues earned from higher margin revenue categories and offerings, further operational efficiencies, and continued supply chain optimization. Cost of sales as a percentage of revenue also benefited from the inclusion of Farfetch, which operates with a higher gross profit margin, and a reduction in expenses from the insurance gain, resulting in a 0.8% and 0.4% reduction of cost of sales as a percentage of revenue, respectively. These benefits were partially offset by a (0.7)% impact from our growth initiatives in developing offerings.

Coupang, Inc.	2024 Form 10-K	48

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
The increase in operating, general and administrative expenses primarily reflects increases in technology and infrastructure costs to support our continued growth. Additionally, the acquisition of Farfetch increased operating costs by $941 million. The increase also includes the impact of the KFTC administrative fine of $121 million. Partially offsetting these charges was a $59 million insurance gain related to property and equipment losses from the FC Fire. These expenses as a percentage of revenue increased from 23.4% for 2023 to 27.7% for 2024 primarily consisting of 1.7% due to the inclusion of Farfetch, which operates at a higher expense margin. There is also a 0.4% impact due to the administrative fine. The remainder of the increase is due primarily to increased technology and infrastructure costs.
Interest Expense
Interest expense primarily consists of interest on our short-term borrowings and long-term debt.
Interest expense increased $92 million compared to the prior year, due to the incremental interest expense of $96 million associated with the Farfetch Term Loans that we assumed as part of the Farfetch Acquisition.
Interest Income
Interest income primarily consists of interest earned on our deposits held with financial institutions.
Interest income increased $38 million compared to the prior year. The increase in interest income was primarily due to higher interest rates in 2024 combined with our higher average cash and cash equivalent balances.
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
Our effective income tax rate changed from a benefit of (133.1)% in 2023 to an expense of 86.0% in 2024 primarily due to the release of the valuation allowance for our Korean deferred tax assets in 2023. Our effective tax rate differs from the federal statutory rate due to valuation allowances, net operating losses and tax credits used for the periods, partially offset by the mix of our income (loss) before income taxes generated across the various jurisdictions in which we operate, including the impact of international provisions of the Tax Cuts and Jobs Act and permanent differences from non-deductible expenses. Pre-tax losses from Farfetch, for which we recognized no income tax benefit due to the related valuation allowances, increased the effective income tax rate by 36.9%. We expect that our effective tax rate in future periods will continue to differ significantly from the applicable statutory rate.
Cash paid for income taxes, net of refunds was $138 million and $110 million for the years ended December 31, 2024 and 2023, respectively.
In addition to the United States tax law changes, our global operations make the tax rate sensitive to significant foreign tax law changes. A number of countries have begun to enact legislation to implement the OECD’s international tax framework, including Pillar Two global minimum tax regime. South Korea has enacted legislation to implement OECD framework including the Under-taxed Profit Rules (the “UTPR”) which may impose additional reporting and compliance obligations to our group effective from January 1, 2025. This minimum tax will be treated as a period cost in future years and did not impact operating results for 2024. We are continuing to monitor legislative developments and are in the process of evaluating the potential impact of Korean and other legislation on our results of future operations.
Segment Adjusted EBITDA
Segment adjusted EBITDA is defined as income (loss) before income taxes for a period before depreciation and amortization, interest expense, interest income, income tax expense (benefit), other income (expense), net, equity-based compensation, impairments, and other items that we do not believe are reflective of our ongoing operations associated with our segments.

Coupang, Inc.	2024 Form 10-K	49

(in millions)	2024	2023	% Change
Product Commerce	$2,006	$1,540	30%
Developing Offerings	(631)	(466)	35%
Adjusted EBITDA(1)	$1,375	$1,074	28%
(1)See “Non-GAAP Financial Measures” below for the reconciliation of the Non-GAAP measures with their comparable amounts prepared in accordance with U.S. GAAP.
Product Commerce
The increase in Product Commerce segment adjusted EBITDA was primarily due to the increase in net revenues, improved operating efficiencies and an increased percentage of revenues earned from higher margin revenue offerings.
Developing Offerings
The increased loss for the year ended December 31, 2024 in Developing Offerings adjusted EBITDA was the result of increased investments in Taiwan offerings, higher content costs for our Coupang Play offering, and the $34 million of adjusted EBITDA loss from Farfetch which was acquired in January 2024. These losses were partially offset by improved profitability in our Coupang Eats offering.

Coupang, Inc.	2024 Form 10-K	50

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
Constant Currency Revenue Growth	• Constant currency revenue growth (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.

Coupang, Inc.	2024 Form 10-K	51

Reconciliation of GAAP to Non-GAAP Measures
Free Cash Flow

(in millions)	2024	2023
Net cash provided by operating activities	$1,886	$2,652
Adjustments:
Purchases of land and buildings	(245)	(374)
Purchases of equipment	(634)	(522)
Total purchases of property and equipment	$(879)	$(896)
Proceeds from sale of property and equipment	9	19
Total adjustments	$(870)	$(877)
Free cash flow	$1,016	$1,775
Net cash used in investing activities	$(819)	$(927)
Net cash (used in) provided by financing activities	$(69)	$199
Adjusted EBITDA and Adjusted EBITDA Margin

(in millions)	2024	2023
Total net revenues	$30,268	$24,383

Net income	66	1,360
Net income margin	0.2%	5.6%
Adjustments:
Depreciation and amortization	433	275
Interest expense	140	48
Interest income	(216)	(178)
Income tax expense (benefit)	407	(776)
Other expense, net	39	19
Acquisition and restructuring related costs	127	—
KFTC administrative fine	121	—
FC Fire insurance gain	(175)	—
Equity-based compensation	433	326
Adjusted EBITDA	$1,375	$1,074
Adjusted EBITDA margin	4.5%	4.4%
Constant Currency Revenue and Constant Currency Revenue Growth

	2024			2023	Year over Year Growth
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$23,866	$1,039	$24,905	$21,223	12%	17%
Net other revenue	6,402	245	6,647	3,160	103%	110%
Total net revenues	$30,268	$1,284	$31,552	$24,383	24%	29%

Net Revenues by Segment
Product Commerce	$26,699	$1,197	$27,896	$23,594	13%	18%
Developing Offerings	3,569	85	3,654	789	352%	363%
Total net revenues	$30,268	$1,284	$31,552	$24,383	24%	29%
Certain amounts may not foot due to rounding.

Coupang, Inc.	2024 Form 10-K	52

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our primary sources of liquidity are cash on hand, supplemented through various debt financing arrangements and sales of our equity securities. We had total cash, cash equivalents and restricted cash of $6.0 billion as of December 31, 2024, the majority of which was held by our foreign subsidiaries and may not be freely transferable to the United States due to local laws or other restrictions. Additionally, we have $923 million available under our revolving credit facilities as described below.
The ability of certain subsidiaries to transfer funds or pay dividends to Coupang, Inc. is also restricted due to terms which require the subsidiaries to meet certain financial covenants, including requirements to maintain a positive net equity balance or having current period income.
As of December 31, 2024 and 2023, we had stockholders’ equity of $4.1 billion. We may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, particularly with respect to our Developing Offerings segment, which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and continuation to expand services, we plan to build new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next three years. These contracts have remaining capital expenditures commitments of $306 million as of December 31, 2024. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.
Changes in our cash flows were as follows:

(in millions)	2024	2023	Change
Net cash provided by operating activities	$1,886	$2,652	$(766)
Net cash used in investing activities	$(819)	$(927)	$108
Net cash (used in) provided by financing activities	$(69)	$199	$(268)
Operating Activities

(in millions)	2024	2023	Change
Net income	$66	$1,360	$(1,294)
Adjustments to reconcile net income to net cash provided by operating activities	1,785	354	1,431
Change in operating assets and liabilities	35	938	(903)
Net cash provided by operating activities	$1,886	$2,652	$(766)
The year-over-year change in operating cash flow was primarily driven by a $1.3 billion decrease in net income. Cash provided by operating activities was also impacted by the changes in operating assets and liabilities, including a decrease in accounts payable of $1.0 billion primarily as a result of increased volume of purchases as well as improved payment terms, primarily with certain large, multi-national suppliers which occurred in 2023, and $332 million from inventories primarily from the implementation of the FLC program in the prior year, partially offset by the accrual of the administrative fine during the second quarter of 2024.
Investing Activities
The decrease in cash outflow was mainly driven by the net cash acquired in the acquisition of Farfetch in exchange for the noncash contribution of the outstanding bridge loan and $76 million proceeds from the sale of an investment. This was partially offset by the additional $75 million bridge loan made to Farfetch prior to the closing of the acquisition.
Financing Activities
The decrease was primarily driven by a $402 million increase in repayments of debt and short-term borrowings due to the timing of maturities and the repurchase of 10 million shares of our Class A common stock for $178 million, partially offset by a $285 million increase in proceeds from debt and short-term borrowings.
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

Coupang, Inc.	2024 Form 10-K	53

optimize our capital structure, we may seek to issue additional debt or equity securities or obtain credit facilities or other sources of financing. This financing may not be available on favorable terms, or at all.
Capital Resources
We have entered into material unconditional purchase obligations. These contractual commitments primarily relate to technology related service contracts, fulfillment center construction contracts, and software licenses. We generally enter into term loan facility agreements to finance the construction of our fulfillment centers. These agreements may require that we provide for collateral equal to or greater than the amount borrowed under the arrangement. As we continue to build or purchase additional fulfillment centers, we expect our borrowings under debt financing arrangements to continue to increase. We also have material operating leases which expire over the next ten years as well as obligations for our debts. Total minimum contractual commitments due within the next 12 months were $1.4 billion as of December 31, 2024. Additionally, we have:
•operating leases that have not commenced with future minimum lease payments of $215 million with non-cancellable lease terms of 2 to 10 years;
•expected defined severance benefits to be paid of $981 million; and
•open purchase orders for inventories that are primarily due in the next twelve months, and are generally cancellable, in full or in part, through the contractual provisions.
Refer to Note 14 — "Commitments and Contingencies", Note 5 — "Defined Severance Benefits", and Note 11 — "Leases" in Part II, Item 8 — “Financial Statements and Supplementary Data” for disclosure of our future commitments.
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
The Revolving Credit Facility requires us to (i) maintain a ratio of secured indebtedness to total consolidated tangible assets of less than 35%, if we have $1 or more of revolving loans or any unreimbursed drawn letters of credit outstanding under the Revolving Credit Facility at the end of each fiscal quarter and (ii) maintain a minimum amount of liquidity of at least $625 million (or $313 million to the extent the aggregate commitment of the Revolving Credit Facility is $500 million).

Coupang, Inc.	2024 Form 10-K	54

Farfetch Term Loans
As part of the Farfetch Acquisition, our subsidiary assumed the then outstanding syndicated Term Loans (“Farfetch Term Loans”) under Farfetch’s existing credit agreement with certain banks and financial institutions (the "Lenders") of $575 million, inclusive of fees incurred and less $58 million we repurchased upon acquisition. Repayment of the Farfetch Term Loans is due in quarterly installments, of 0.25% of the original principal balance, payable on the last business day of each fiscal quarter. The Farfetch Term Loans mature in October 2027, and early payment is permitted. The Farfetch Term Loans bear interest at a rate equal to SOFR plus 6.25% per annum. As of December 31, 2024, there was $493 million outstanding on the Farfetch Term Loans.
In January 2025, the Farfetch Term Loans were amended to (i) waive technical defaults that resulted from our restructuring actions related to Farfetch subsidiaries in Italy and (ii) to require loan prepayment (not to exceed $125 million) from restricted cash proceeds received for Italian VAT receivables and the Limited Partnership in turn extended its commitment to provide the remaining $148 million cash contribution to the earlier of the loan repayment date or April 2028. Coupang, Inc. has not provided any security or guaranty of repayment of the Farfetch Term Loans and is not obligated to provide additional cash funding to Farfetch beyond its share of the Limited Partnership’s remaining commitment.
The Farfetch Term Loans contain customary affirmative covenants as well as customary negative covenants, including, but not limited to, restrictions on certain entities within Farfetch’s ability to incur additional debt, make investments, make distributions, dispose of assets, or enter into certain types of related party transactions. The Farfetch Term Loans are secured against specified assets of the Farfetch group and guaranteed by certain subsidiaries of Farfetch.
Refer to Note 16 — "Business Combinations - Farfetch" in Part II, Item 8 — “Financial Statements and Supplementary Data” for further discussion.
Taiwan Revolving Credit Facility
In September 2024, a Taiwan subsidiary entered into a new five-year senior unsecured credit facility (the “Taiwan Revolving Credit Facility”) providing for revolving loans in an aggregate principal amount of up to $199 million. The Taiwan Revolving Credit Facility permits the borrower to obtain incremental commitments up to $296 million, subject to customary conditions. Borrowings under the Taiwan Revolving Credit Facility bear interest at a rate per annum equal to the Taipei Interbank Offered Rate (TAIBOR) plus 1.25%.
The Taiwan Revolving Credit Facility contains customary affirmative and negative covenants, including certain financial covenants. As of December 31, 2024, there was $151 million balance outstanding on the Taiwan Revolving Credit Facility.
Refer to Note 13 — "Short-Term Borrowings and Long-Term Debt" in Part II, Item 8 — “Financial Statements and Supplementary Data” for disclosure of our debt obligations.
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

Coupang, Inc.	2024 Form 10-K	55

Inventories
We account for our inventories, which consist of products available for sale, using the weighted average cost method, and value them at the lower of cost or net realizable value. This valuation requires management judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, returns to product suppliers, or liquidations, and expected recoverable values of separate inventory categories. If changes in market conditions result in reductions to the estimated net realizable value of our inventory, the inventory is written down and an impairment charge is recognized in the period in which we made such a determination.
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
At the end of each fiscal year, we determine the weighted-average discount rates and salary growth rates used to calculate the projected defined severance benefits obligation. The discount rates are an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. As of December 31, 2024, we determined the discount rates for the severance benefit plan used in determining the projected and accumulated benefit obligations to be 3.50% to 3.90%, as compared to 4.30% to 4.80% as of December 31, 2023. In estimating these rates, we review rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other defined benefit plan assumptions remain constant, a one percentage point decrease in the discount rates would result in an immaterial change in benefit plan expense during 2025. As of December 31, 2024 and 2023, we determined the salary growth rates for the severance benefit plan used in determining the projected and accumulated benefit obligations to be 5.00% to 7.00%. In estimating these rates, we review our historical and expected rates as well as industry growth rates. Assuming all other defined benefit plan assumptions remain

Coupang, Inc.	2024 Form 10-K	56

constant, a one percentage point decrease in the salary growth rates would result in an immaterial change in benefit plan expense during 2025.
Business Combinations
In January 2024, the Farfetch Acquisition was completed. Under the acquisition method of accounting, we generally recognize the identifiable assets acquired and the liabilities assumed in an acquiree at their estimated fair values as of the date of acquisition. We measure goodwill as the excess of the fair value of consideration transferred over the net of the estimated fair values of the identifiable assets acquired and liabilities assumed.
The acquisition method of accounting requires us to exercise judgment and make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the estimated fair values of identifiable tangible and intangible assets, liabilities assumed, noncontrolling interests, deferred tax asset valuation allowances, liabilities related to uncertain tax positions, and contingencies. This method also allows us to refine these estimates over a one-year measurement period to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to retroactively adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could materially decrease net income and result in lower asset values on our consolidated balance sheet.
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

Coupang, Inc.	2024 Form 10-K	57

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
Interest Rate Risk
As of December 31, 2024, we had cash, cash equivalents and restricted cash of $6.0 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from some of our variable rate debt as well as our undrawn revolving credit agreements. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to structure a reasonable balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates, and the Farfetch Term Loans which carries a variable interest rate. As of December 31, 2024, we had $493 million outstanding on the Farfetch Term Loans, $151 million outstanding on the Taiwan Revolving Credit Facility, and no balance outstanding on the Revolving Credit Facility. An assumed hypothetical 10% change in prevailing interest rates would not have a material impact on our results of operations. Any future borrowings incurred under the Revolving Credit Facility would accrue interest at rates subject to current market conditions.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses on the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of $2.5 billion and a decrease in net income of $137 million for 2024.
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

Coupang, Inc.	2024 Form 10-K	58

Item 8. Financial Statements and Supplementary Data

Coupang, Inc.	2024 Form 10-K	59

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Coupang, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Coupang, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable noncontrolling interests and equity, and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of condensed financial information of parent (Coupang, Inc.) as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Farfetch from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Farfetch from our audit of internal control over financial reporting. Farfetch is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 7% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
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

Coupang, Inc.	2024 Form 10-K	60

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
Valuation of Defined Severance Benefits Obligation
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s defined severance benefits obligation was $491 million as of December 31, 2024. Management measures the defined severance benefits obligation annually, or more frequently if there is a remeasurement event, based on the measurement date utilizing certain assumptions including discount rates, salary growth rates, and certain employee-related factors, such as turnover, retirement age and mortality. Management reviews its actuarial assumptions and makes modifications to the assumptions based on current rates and trends when appropriate.
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
/s/ Samil PricewaterhouseCoopers
Seoul, Korea
February 25, 2025
We have served as the Company’s auditor since 2014.

Coupang, Inc.	2024 Form 10-K	61

COUPANG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)	2024	2023	2022
Net retail sales	$23,866	$21,223	$18,338
Net other revenue	6,402	3,160	2,245
Total net revenues	30,268	24,383	20,583

Cost of sales	21,437	18,193	15,873
Operating, general and administrative	8,395	5,717	4,822
Total operating cost and expenses	29,832	23,910	20,695

Operating income (loss)	436	473	(112)

Interest income	216	178	53
Interest expense	(140)	(48)	(27)
Other expense, net	(39)	(19)	(7)
Income (loss) before income taxes	473	584	(93)

Income tax expense (benefit)	407	(776)	$(1)

Net income (loss)	$66	$1,360	$(92)
Net loss attributable to noncontrolling interests	(88)	—	—
Net income (loss) attributable to Coupang stockholders	$154	$1,360	$(92)

Earnings per share
Basic	$0.09	$0.76	$(0.05)
Diluted	$0.08	$0.75	$(0.05)
Weighted average shares outstanding
Basic	1,794	1,782	1,765
Diluted	1,826	1,803	1,765
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2024 Form 10-K	62

COUPANG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)	2024	2023	2022
Net income (loss)	$66	$1,360	$(92)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(352)	(2)	9
Actuarial (loss) gain on defined severance benefits, net of tax	(34)	(18)	41
Total other comprehensive (loss) income	(386)	(20)	50

Comprehensive (loss) income	(320)	1,340	(42)
Comprehensive (loss) income attributable to noncontrolling interests	(87)	—	—
Comprehensive (loss) income attributable to Coupang stockholders	$(233)	$1,340	$(42)
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2024 Form 10-K	63

COUPANG, INC.
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$5,879	$5,243
Restricted cash	151	353
Accounts receivable, net	407	314
Inventories	2,099	1,666
Prepaids and other current assets	458	316
Total current assets	8,994	7,892

Property and equipment, net	2,813	2,465
Operating lease right-of-use assets	2,016	1,601
Intangible assets, net	271	37
Deferred tax assets	622	925
Long-term lease deposits and other	628	426
Total assets	$15,344	$13,346

Liabilities, redeemable noncontrolling interests and stockholders' equity
Accounts payable	$5,554	$5,099
Accrued expenses	461	352
Deferred revenue	141	97
Short-term borrowings	479	282
Current portion of long-term debt	66	203
Current portion of long-term operating lease obligations	422	386
Other current liabilities	593	526
Total current liabilities	7,716	6,945

Long-term debt	988	529
Long-term operating lease obligations	1,770	1,387
Defined severance benefits and other	693	381
Total liabilities	11,167	9,242

Commitments and contingencies (Note 14)

Redeemable noncontrolling interest (Note 16)	75	15

Equity
Common Stock	—	—
Class A — shares authorized 10,000, outstanding 1,643 and 1,616 Class B — shares authorized 250, outstanding 158 and 175
Additional paid-in capital	8,736	8,489
Accumulated other comprehensive loss	(404)	(17)
Accumulated deficit	(4,229)	(4,383)
Noncontrolling interests	(1)	—
Total equity	4,102	$4,089
Total liabilities, redeemable noncontrolling interests and equity	$15,344	$13,346
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2024 Form 10-K	64

COUPANG, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

	Redeemable Noncontrolling Interest	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2021	$—	1,754	$—	$7,874	$(47)	$(5,651)	$—	$2,176
Net loss	—	—	—	—	—	(92)	—	(92)
Foreign currency translation adjustments, net of tax	—	—	—	—	9	—	—	9
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	41	—	—	41
Issuance of common stock upon exercise of stock options	—	9	—	18	—	—	—	18
Issuance of common stock upon settlement of restricted stock units	—	10	—	—	—	—	—	—
Equity-based compensation	—	—	—	262	—	—	—	262
Balance as of December 31, 2022	$—	1,773	$—	$8,154	$3	$(5,743)	$—	$2,414
Net income	—	—	—	—	—	1,360	—	1,360
Foreign currency translation adjustments, net of tax	—	—	—	—	(2)	—	—	(2)
Actuarial loss on defined severance benefits, net of tax	—	—	—	—	(18)	—	—	(18)
Issuance of common stock upon exercise of stock options	—	4	—	9	—	—	—	9
Issuance of common stock upon settlement of restricted stock units	—	14	—	—	—	—	—	—
Equity-based compensation	—	—	—	326	—	—	—	326
Noncontrolling interest contribution	15	—	—	—	—	—	—	—
Balance as of December 31, 2023	$15	1,791	$—	$8,489	$(17)	$(4,383)	$—	$4,089
Net income	(77)	—	—	—	—	154	(11)	143
Capital contributions from noncontrolling interest holders	55	—	—	—	—	—	—	—
Recognition of noncontrolling interest upon acquisition	69	—	—	—	—	—	10	10
Foreign currency translation adjustments, net of tax	1	—	—	—	(353)	—	—	(353)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	(34)	—	—	(34)
Issuance of common stock upon exercise of stock options	—	1	—	4	—	—	—	4
Issuance of common stock upon settlement of restricted stock units	—	19	—	—	—	—	—	—
Repurchase of Class A common stock	—	(10)	—	(178)	—	—	—	(178)
Equity-based compensation	—	—	—	433	—	—	—	433
Re-measurement of noncontrolling interest	12	—	—	(12)	—	—	—	(12)
Balance as of December 31, 2024	$75	1,801	$—	$8,736	$(404)	$(4,229)	$(1)	$4,102
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2024 Form 10-K	65

COUPANG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	2024	2023	2022
Operating activities
Net income (loss)	$66	$1,360	$(92)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	433	275	231
Provision for severance benefits	187	159	161
Equity-based compensation	433	326	262
Non-cash operating lease expense	432	338	310
Deferred income taxes	225	(884)	(41)
Fulfillment center fire insurance gain	(175)	—	—
Non-cash others	250	140	112
Change in operating assets and liabilities:
Accounts receivable, net	209	(133)	(34)
Inventories	(376)	(44)	(367)
Other assets	(152)	(153)	(249)
Accounts payable	507	1,514	444
Accrued expenses	60	43	7
Other liabilities	(213)	(289)	(179)
Net cash provided by operating activities	1,886	2,652	565
Investing activities
Purchases of property and equipment	(879)	(896)	(824)
Proceeds from sale of property and equipment	9	19	13
Net cash acquired in acquisition	68	—	—
Other investing activities	(17)	(50)	(37)
Net cash used in investing activities	(819)	(927)	(848)
Financing activities
Proceeds from issuance of common stock, equity-based compensation plan	4	9	18
Repurchase of Class A common stock	(178)	—	—
Proceeds from short-term borrowings and long-term debt	857	572	701
Repayment of short-term borrowings and long-term debt	(794)	(392)	(467)
Net short-term borrowings and other financing activities	42	10	(5)
Net cash (used in) provided by financing activities	(69)	199	247
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	(564)	(14)	(87)
Net increase (decrease) in cash and cash equivalents, and restricted cash	434	1,910	(123)
Cash and cash equivalents, and restricted cash, as of beginning of period	5,597	3,687	3,810
Cash and cash equivalents, and restricted cash, as of end of period	$6,031	$5,597	$3,687
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2024 Form 10-K	66

COUPANG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Description of Business and Summary of Significant Accounting Policies
Description of Business
Coupang, Inc. (“Coupang” or the “Parent”), together with its consolidated subsidiaries (collectively, “we,” “us,” or “our”), is a technology and Fortune 200 company listed on the New York Stock Exchange (NYSE: CPNG) that provides retail, restaurant delivery, video streaming, and fintech services to customers around the world under brands that include Coupang, Coupang Eats, Coupang Play and Farfetch. Headquartered in the United States, Coupang has operations and support services in geographies including South Korea, Taiwan, Singapore, China, India and Europe. Coupang’s mission is to revolutionize the everyday lives of its customers and create a world where people wonder, “How did I ever live without Coupang?”
Farfetch Acquisition
In January 2024 we acquired the business and assets of Farfetch Holdings plc (“Farfetch”), a leading global marketplace for the luxury fashion industry (the “Farfetch Acquisition”). Refer to Note 16 — "Business Combinations - Farfetch" for additional information.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of our consolidated subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified or combined to conform to current year presentation. Our fiscal year is consistent with the calendar year and ends on December 31. References to years relate to the fiscal year ended December 31.
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
Segment Information
We have two reportable segments: Product Commerce and Developing Offerings. Refer to Note 3 — "Segment Reporting" for additional information.
Foreign Currency
Our functional currency, including that of the Parent, is the United States dollar (“U.S. dollar”). The Korean Won is the local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into U.S. dollars using average rates that approximate those in effect during the period. Translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity and in the “Effect of exchange rate changes on cash and cash equivalents, and restricted cash” on the consolidated statements of cash flows. Transaction gains and losses are included in “Other expense, net” on the consolidated statements of operations.
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

Coupang, Inc.	2024 Form 10-K	67

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
We offer a subscription service to our Rocket WOW membership program, which provides customers with access to benefits such as access to Rocket Fresh, no minimum spend for Rocket Delivery, Dawn Delivery, product discounts, free shipping on returns, free delivery and discounts on restaurant orders via Coupang Eats, and access to content streaming. Subscription benefits represent a single, stand-ready obligation and revenue from subscription fees are recognized over the subscription period.
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
Operating, General and Administrative Expenses
Operating, general and administrative expenses include all our operating costs, excluding cost of sales, as described above. More specifically, these expenses include costs incurred in operating and staffing our fulfillment centers (including costs attributable to receiving, inspecting, picking, packaging, and preparing customer orders), customer service related costs, payment processing fees, costs related to the design, execution and maintenance of our technology infrastructure and online offerings, advertising costs, general corporate function costs, and depreciation and amortization. Advertising expenses, which are expensed as incurred, were $947 million, $711 million, and $605 million for 2024, 2023, and 2022, respectively.
Equity-Based Compensation
We account for equity-based employee compensation arrangements in accordance with U.S. GAAP, which requires compensation expense for the grant-date fair value of equity-based awards to be recognized over the requisite service period. We determine the

Coupang, Inc.	2024 Form 10-K	68

fair value of equity-based awards granted or modified on the grant date or modification date using appropriate valuation techniques. Forfeitures are estimated using historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.
Restricted Stock Units
We grant restricted stock units (“RSUs”) that generally vest upon the satisfaction of a service-based condition as defined in our 2021 Equity Incentive Plan (“2021 Plan”). The grant-date fair value of each RSU, net of estimated forfeitures, is recognized as expense over the requisite service period on a straight-line basis for RSUs with service only vesting conditions.
Stock Options
In the past, we granted stock options to certain employees. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model.
Defined Severance Benefits
We accrue severance benefits for employees of our Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees with one or more years of service are entitled to severance payments upon the termination of their employment based on their length of service and pay rate.
We recognize the defined severance benefits obligation on the consolidated balance sheets with a corresponding adjustment to operating expenses and “Accumulated other comprehensive loss”. The obligations are measured annually, or more frequently if there is a remeasurement event, based on our measurement date utilizing various actuarial assumptions and methodologies. We use certain assumptions including, but not limited to, the selection of the: (i) discount rates; (ii) salary growth rates; and (iii) certain employee-related factors, such as turnover, retirement age and mortality. We review our actuarial assumptions and make modifications to the assumptions based on current rates and trends when appropriate.
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
Earnings per Share
Basic earnings per share is computed by dividing net income (loss) attributable to Coupang stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) attributable to Coupang stockholders by the weighted-average number of shares of common stock and potentially dilutive common stock outstanding during the period.
We have two classes of common stock outstanding, Class A common stock and Class B common stock (collectively “common stock”), with equal rights to dividends and income. Earnings per share are therefore the same for Class A and Class B common stock, both on an individual and combined basis.

Coupang, Inc.	2024 Form 10-K	69

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
Accounts Receivable, Net
Accounts receivable, net are stated at their carrying value, net of allowance for credit losses based on lifetime expected losses. Accounts receivable balances are primarily trade receivables due from payment gateway providers, customers, suppliers and sellers, net of estimated allowances for credit losses. Amounts included in accounts receivable, or collected from payment gateway providers, to be remitted to merchants are included in accounts payable. Receivables from suppliers and sellers primarily relate to advertising activities. We estimate the allowance for credit losses based upon historical experience, the age and delinquency rates of receivables and credit quality, as well as economic and regulatory conditions combined with reasonable and supportable management forecasts of collectability and other economic factors over the lifetime of the receivables. We write off accounts against the allowance for credit losses when they are deemed to be uncollectible. As of December 31, 2024 and 2023, net receivables from customers and sellers were $174 million and $71 million, respectively. The allowance amounts were immaterial for all periods presented.
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
Intangible Assets
Intangible assets are primarily finite-lived and stated at cost, net of accumulated amortization. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which approximates the pattern in which the economic benefits are consumed.
Fulfillment Center Fire
In June 2021, a fire extensively damaged our Deokpyeong fulfillment center (“FC Fire”) resulting in a loss of the inventory, building, equipment, and other assets at the site. We are insured on property losses from the FC Fire, and while the insurer continues assessment of the total potential loss coverage on the claim, during the fourth quarter of 2024 we agreed to a settlement on a portion of the claim and now deem the recovery of insurance proceeds under the policy as probable. We recognized an insurance gain of $175 million in the fourth quarter of 2024, which included $116 million for the inventory loss included in “Cost of sales” and $59 million for property and equipment losses, included in “Operating, general and administrative”. We received provisional payments of $138 million in prior years, which were previously deferred within “Other current liabilities”, and received a further payment of $40 million in the fourth quarter of 2024. Whether and to what extent additional insurance recoveries will be received is currently unknown.
Leases
We determine if an arrangement is or contains a lease at contract inception. Leases are classified as either operating or finance.

Coupang, Inc.	2024 Form 10-K	70

Lease obligations and right-of-use (“ROU”) assets are recognized at the present value of the fixed lease payments. We only consider options to extend or terminate a lease if it is reasonably certain that we will exercise the option. We determine our discount rate at lease inception using the rate implicit in the lease if it is readily determinable, otherwise we use our incremental borrowing rate. For operating leases, expense is recognized on a straight-line basis over the lease term.
Leases with an initial contractual term of twelve months or less are expensed on a straight-line basis over the lease term and we do not recognize lease liabilities and ROU assets.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. Impairment losses are recorded if the asset’s carrying value is not recoverable through its undiscounted future cash flows. Impairment losses are measured based upon the difference between the carrying amount and estimated fair value of the related asset or asset group. No material impairment losses were recorded for 2024, 2023, and 2022.
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
Concentration of Credit Risk
Cash and cash equivalents, restricted cash and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents, and restricted cash are placed with several financial institutions and money market funds that management believes are of high credit quality, of which 69% and 47% were held at four and two financial institutions as of December 31, 2024 and 2023, respectively. As of December 31, 2024, no process payment company had 10% or more of our gross accounts receivable. As of December 31, 2023, our gross accounts receivable included amounts concentrated with three processing payment companies representing 51% of gross accounts receivable.
Recent Accounting Pronouncements Adopted
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, “Supplier Finance Programs (Subtopic 405-50) - Disclosure of Supplier Finance Program Obligations.” The standard requires entities that use supplier finance programs to disclose the key terms of the program, the balance sheet presentation of the related amounts, and the amounts outstanding, including providing a rollforward of such amounts. As required by the ASU, we included disclosures in our consolidated financial statements, including the rollforward of supplier finance program obligations, which we presented in Note 12 — "Supplemental Financial Information" for 2024.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The standard requires additional disclosures about an entity’s segments, primarily about significant segment expenses that are reported to the Chief Operating Decision Maker. We adopted ASU 2023-07 for 2024, and upon adoption, the guidance was applied retrospectively to all prior periods presented in the financial statements.
Recent Accounting Pronouncements Yet To Be Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” The standard requires disclosure of specific categories of an entity’s income tax expenses and income taxes paid among other disclosures. Early adoption is allowed under the standard. We are evaluating the effect of adopting the ASU on our disclosures, which is effective beginning with the fiscal year ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires public entities to disaggregate significant expense categories within functional line items to enhance transparency and comparability in financial reporting. In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date and provides additional implementation guidance for ASU 2024-03 to ensure consistent application. Both standards are effective for annual reporting periods beginning with the fiscal year ending December 31, 2027, and interim reporting periods beginning with the period ending March 31, 2028, with early adoption permitted. We are evaluating the effect of adopting these standards on our financial reporting and disclosures.

Coupang, Inc.	2024 Form 10-K	71

2.    Net Revenues
Details of total net revenues were as follows:

(in millions)	2024	2023	2022
Net retail sales	$23,866	$21,223	$18,338
Third-party merchant services	5,580	2,576	1,870
Other revenue	822	584	375
Total net revenues	$30,268	$24,383	$20,583
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
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in “Deferred revenue” on the consolidated balance sheets. We recognized revenue of $91 million, $89 million, and $86 million for 2024, 2023, and 2022 respectively, primarily related to payments in advance of products and services delivered which were included in “Deferred revenue” on the consolidated balance sheets as of the beginning of the respective years.
3.    Segment Reporting
We own and operate a retail business that primarily serves the Korean retail market along with other international markets. Based on the location of the legal entity that earned the revenue, over 90% of our total net revenues are from Korea. The remaining revenue is primarily from entities located in the United States, United Kingdom, and other countries in Europe and the Asia-Pacific region with none having over 5% of total net revenues.
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
The CODM uses two profitability measures, Segment Adjusted EBITDA and Segment Gross Profit, in assessing segment performance and allocating resources to each segment.
Segment Adjusted EBITDA is defined as income (loss) before income taxes for a period before depreciation and amortization, equity-based compensation expense, interest expense, interest income, and other income (expense), net. Segment adjusted EBITDA also excludes impairments and other items that we do not believe are reflective of our ongoing operations. Other segment items in reconciling from net revenues by segment to Segment Adjusted EBITDA include cost of sales, operating, general and administrative expense, and the adjustments described below.
Gross Profit is defined as total net revenues less cost of sales attributable to each reportable segment.
We generally allocate operating expenses to the respective segments based on usage. The CODM does not evaluate segments using asset information and, accordingly, we do not report asset information by segment.

Coupang, Inc.	2024 Form 10-K	72

Reportable segment financial information is as follows:

(in millions)	2024	2023	2022
Net revenues
Product Commerce	$26,699	$23,594	$19,955
Developing Offerings	3,569	789	628
Total net revenues	$30,268	$24,383	$20,583
Cost of sales
Product Commerce	$18,594	$17,313	$15,280
Developing Offerings	2,843	880	593
Total cost of sales	$21,437	$18,193	$15,873
Gross profit
Product Commerce	$8,105	$6,282	$4,675
Developing Offerings	726	(91)	35
Total gross profit	$8,831	$6,190	$4,710
Operating, general and administrative	(8,395)	(5,717)	(4,822)
Interest expense	(140)	(48)	(27)
Interest income	216	178	53
Other expense, net	(39)	(19)	(7)
Income (loss) before income taxes	$473	$584	$(93)
Segment adjusted EBITDA
Product Commerce	$2,006	$1,540	$606
Developing Offerings	(631)	(466)	(225)
Total segment adjusted EBITDA	$1,375	$1,074	$381
Reconciling items:
Depreciation and amortization	(433)	(275)	(231)
Equity-based compensation	(433)	(326)	(262)
Acquisition and restructuring related costs	(127)	—	—
KFTC administrative fine (see Note 14)	(121)	—	—
FC Fire insurance gain	175	—	—
Interest expense	(140)	(48)	(27)
Interest income	216	178	53
Other expense, net	(39)	(19)	(7)
Income (loss) before income taxes	$473	$584	$(93)
Note: Amounts may not foot due to rounding.
4.    Equity-based Compensation Plans
Our 2021 Equity-based Compensation Plan (the “2021 Plan”) provides for the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other equity-based awards. The number of shares of our common stock reserved for issuance under the 2021 Plan will be increased on January 1 of each calendar year through January 1, 2031. As of December 31, 2024, the maximum number of shares of our common stock that may be issued under the Plans is 480,960,672 shares and 315,173,683 shares of common stock are available for future grants to employees.
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
As of December 31, 2024, we had $904 million of unamortized compensation costs related to all unvested RSU awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.6 years, net of estimated forfeitures.

Coupang, Inc.	2024 Form 10-K	73

The table below summarizes our RSU activity:

	Outstanding RSUs
(in millions, except unit price)	Number of RSUs	Weighted Average Grant-Date Fair Value
December 31, 2023	46	$17.25
Granted	44	19.77
Vested	(19)	17.53
Forfeited / cancelled	(7)	17.92
December 31, 2024	64	$18.82
The following information is provided for our RSUs:

(in millions, except unit price)	2024	2023	2022
Weighted average grant-date fair value of RSUs granted	$19.77	$16.31	$17.24
Fair value of RSUs at vesting	$402	$223	$181
Stock Options
In the past, we granted stock options to certain employees. Stock options generally expire ten years from the grant date.
The table below summarizes our stock option activity:

	Outstanding Options
(in millions, except unit price)	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2023	17	$7.60	4.90	$152
Forfeited / cancelled	—	$2.02
Exercised	(2)	$2.34
Exercised Withheld	—	$2.15
December 31, 2024	15	$8.26	3.83	$213
Exercisable as of December 31, 2024	15	$8.39	3.82	$206
Expected to vest as of December 31, 2024	—	$1.99	4.38	$6
The following information is provided for our stock options:

(in millions, except unit price)	2024	2023	2022
Intrinsic fair value of stock options exercised	$35	$57	$131
Equity-based Compensation Expense
The following table presents the effects of equity-based compensation on the consolidated statements of operations:

(in millions)	2024	2023	2022
Cost of sales	$17	$14	$16
Operating, general and administrative	416	312	246
Total	$433	$326	$262

Coupang, Inc.	2024 Form 10-K	74

5.    Defined Severance Benefits
Changes in defined severance benefits obligation were as follows:

(in millions)	2024	2023
Beginning balance, January 1	$396	$304
Current service cost	166	141
Interest cost	16	14
Actuarial losses	52	22
Payments from plans	(79)	(84)
Cumulative effects of foreign currency translation	(60)	(1)
Ending balance, December 31	$491	$396
Current	$96	$82
Noncurrent	$395	$314
The accumulated benefit obligation for all defined severance benefits was $348 million and $288 million as of December 31, 2024 and 2023, respectively.
Net periodic cost consists of the following:

(in millions)	2024	2023	2022
Current service costs	$166	$141	$143
Interest cost	16	14	9
Amortization of:
Prior service cost	2	3	3
Net actuarial loss	3	1	6
Net periodic benefit cost	$187	$159	$161
The principal actuarial assumptions used to determine defined severance benefits obligation were as follows:

	December 31, 2024			December 31, 2023
Discount rates	3.50%	–	3.90%	4.30%	–	4.80%
Salary growth rates	5.00%	–	7.00%	5.00%	–	7.00%
The principal actuarial assumptions used to determine the net periodic cost were as follows:

	2024			2023			2022
Discount rates	4.30%	–	4.80%	5.10%	–	5.30%	2.70%	–	3.00%
Salary growth rates	5.00%	–	7.00%	5.00%	–	8.00%	5.00%	–	5.24%
Estimated future benefit payments as of December 31, 2024 was as follows:

(in millions)	Less than 1 year	Between 1-2 years	Between 2-5 years	Over 5 years	Total
Defined severance benefits	$98	$99	$305	$479	$981
s
s
6.    Income Taxes
We are subject to income taxation through certain of our subsidiaries primarily in the United States, South Korea, United Kingdom, and other foreign jurisdictions in which we do business.

Coupang, Inc.	2024 Form 10-K	75

The components of income tax expense (benefit) were as follows:

(in millions)	2024	2023	2022
Current taxes
United States	$76	$62	$—
Foreign	106	46	39
Current taxes	182	108	39
Deferred taxes
United States	(15)	21	(40)
Foreign	240	(905)	—
Deferred taxes	225	(884)	(40)
Income tax expense (benefit)	$407	$(776)	$(1)
The components of income (loss) before income taxes are as follows:

(in millions)	2024	2023	2022
United States	$(1,073)	$(217)	$(232)
Foreign	1,546	801	139
Income (loss) before income taxes	$473	$584	$(93)
Differences between the provision at the federal statutory rate and the provision recorded at the consolidated level are as follows:

(in millions)	2024	2023	2022
Taxes computed at the federal statutory rate	$99	$122	$(20)
Differences resulting from:
Statutory rate difference	32	28	51
Change in valuation allowances	193	(1,031)	(144)
U.S. taxes on foreign earnings	153	108	103
Stock compensation	56	44	37
Tax credit	(133)	(47)	(35)
Other nondeductible expense	17	—	5
Other	(10)	—	2
Income tax expense (benefit)	$407	$(776)	$(1)

Coupang, Inc.	2024 Form 10-K	76

Our resulting effective tax rate differs from the applicable statutory rate, primarily due to tax credits, U.S. taxes on foreign earnings such as the inclusion of the global intangible low-taxed income (GILTI) provisions, the valuation allowance against deferred tax assets in loss making jurisdictions, and other permanent differences.
The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities were as follows:

(in millions)	December 31, 2024	December 31, 2023
Deferred tax assets
Provision and allowances	$89	$69
Stock compensation	22	13
Depreciation	13	8
Accrued expenses	104	69
Amortization	22	21
Defined severance benefits	118	84
Lease liabilities	500	409
Net operating loss carryforwards	989	643
Tax credits	89	33
Other	48	36
Total deferred tax assets	1,994	1,385
Less: valuation allowances	(903)	(82)
Total deferred tax assets net of valuation allowance	$1,091	$1,303

Deferred tax liabilities
Lease asset	(466)	(371)
Other	(3)	(7)
Total deferred tax liabilities	(469)	(378)
Net deferred tax assets	$622	$925
Changes in the valuation allowances were as follows:

(in millions)	2024	2023	2022
Beginning balance, January 1	$(82)	$(1,085)	$(1,284)
Changes to existing valuation allowances	(193)	140	103
Farfetch Acquisition	(633)	—	—
Derecognition of valuation allowances	—	905	41
Changes in foreign exchange rates, statutory rates and other	5	(42)	55
Ending balance, December 31	$(903)	$(82)	$(1,085)
The valuation allowance at December 31, 2022 was primarily related to our Korea net operating loss carryforwards that, in our judgement, were not more likely than not to be realized. During 2023, we continued to see improved and sustained profitability in Korea, which represents objective positive evidence for the realizability of certain deferred tax assets. As such, based on our analysis of the positive and negative evidence in each tax jurisdiction, during 2023 we released the valuation allowance primarily related to the Korea net operating loss deferred tax assets. The release of the valuation allowance in 2023 resulted in an increase to the carrying value of deferred tax assets on the balance sheet and a benefit to our provision for income taxes of $905 million. The valuation allowance at December 31, 2024 was primarily related to our U.S. and foreign net operating loss carryforwards for Farfetch subsidiaries.
As of December 31, 2024, we had $3.9 billion of federal, state and foreign net operating loss carryforwards available to reduce future corporate taxable income. Certain of these amounts are subject to annual limitations under applicable tax law. If not utilized, an immaterial amount of these losses will begin to expire in 2025 and $2.7 billion of these losses do not expire.
We have corporate tax credit carryforwards of $29 million in the United States which may be carried forward indefinitely to reduce future corporate regular income taxes, and $79 million of tax credit carryforwards in Korea which begin to expire in 2028.

Coupang, Inc.	2024 Form 10-K	77

We did not have any material uncertain tax positions as of December 31, 2024 and 2023.
The open tax years for our major tax jurisdictions are 2020 - 2024 for the United States and 2018 - 2024 for Korea.
7.    Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

(in millions, except per share amounts)	2024	2023	2022
Numerator
Net income (loss) attributable to Coupang stockholders	$154	$1,360	$(92)

Denominator
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	1,794	1,782	1,765
Dilutive effect of equity compensation awards	32	21	—
Diluted	1,826	1,803	1,765

Earnings per share:
Basic	$0.09	$0.76	$(0.05)
Diluted	$0.08	$0.75	$(0.05)

Anti-dilutive shares	1	3	24
8.    Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.
The following summarizes our financial assets and financial liabilities that are measured at fair value on a recurring basis:

(in millions)	Classification	Measurement Level	December 31, 2024	December 31, 2023
Financial assets
Money market trust	Cash and cash equivalents	Level 1	$1,755	$1,582
Money market fund	Cash and cash equivalents	Level 1	$828	$1,205
Money market trust	Restricted cash	Level 1	$83	$86
Our long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rates for similar types of borrowing arrangements. The carrying amount of the long-term debt approximates its fair value as of December 31, 2024 and 2023, due primarily to the interest rates approximating market interest rates.

Coupang, Inc.	2024 Form 10-K	78

9.    Property and Equipment, net
The following summarizes our property and equipment, net:

(in millions)	Useful Life	December 31, 2024	December 31, 2023
Land		$401	$323
Buildings	40 years	794	751
Equipment and furniture	1 - 8 years	1,136	914
Leasehold improvements	(1)	929	662
Vehicles	4 - 6 years	65	79
Software	4 years	75	26
Construction in progress		377	347
Property and equipment, gross		$3,777	$3,102
Less: Accumulated depreciation and amortization		(964)	(637)
Property and equipment, net		$2,813	$2,465
(1)Lesser of useful life or remaining lease term
For 2024, 2023, and 2022, depreciation and amortization expense on property and equipment was $369 million, $271 million, and $229 million, respectively.
Property and equipment under construction, which primarily consists of fulfillment centers and deposits for equipment, is recorded as construction in progress until it is ready for its intended use; thereafter, it is transferred to the related class of property and equipment and depreciated over its estimated useful life.
10.    Intangible Assets
The following summarizes our finite-lived intangible assets, net:

(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2024
Trademarks(1)	$183	$(46)	$137
Customer relationships(1)	34	(6)	28
Developed technology and other(1)	109	(21)	88
Total	$326	$(73)	$253

(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2023
Trademarks	$8	$(4)	$4
Developed technology and other	22	(5)	17
Total	$30	$(9)	$21
(1)Includes intangible assets acquired in the Farfetch Acquisition. See Note 16 — "Business Combinations - Farfetch".
For 2024, 2023, and 2022, amortization expense of intangible assets was $64 million, $4 million, and $2 million, respectively. Indefinite-lived intangible assets as of December 31, 2024 and 2023 were $18 million and $16 million, respectively.
As of December 31, 2024, future amortization expense is expected to be as follows:

Coupang, Inc.	2024 Form 10-K	79

(in millions)	Amortization Expense
2025	$55
2026	55
2027	29
2028	26
2029	19
Thereafter	69
Total	$253
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
Our finance leases as of December 31, 2024 and 2023 were not material and are included in “Property and equipment, net”, on our consolidated balance sheets.
The components of operating lease cost were as follows:

(in millions)	2024	2023	2022
Operating lease cost	$595	$457	$410
Variable and short-term lease cost	51	42	40
Total operating lease cost	$646	$499	$450
Supplemental disclosure of cash flow information related to operating leases were as follows:

(in millions)	2024	2023	2022
Cash paid for the amount used to measure the operating lease liabilities	$572	$445	$367
Operating lease assets obtained in exchange for lease obligations	$878	$428	$426
Net increase to operating lease ROU assets resulting from remeasurements of lease obligations	$123	$133	$8
Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments, and new leases.
The assumptions used to value operating leases for the periods presented were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	6.1 years	5.7 years
Weighted-average discount rate	7.62%	7.77%
As of December 31, 2024, we had entered into operating leases that have not commenced with future minimum lease payments of $215 million, that have not been recognized on our consolidated balance sheets. These leases have non-cancellable lease terms of 2 to 10 years.

Coupang, Inc.	2024 Form 10-K	80

12.    Supplemental Financial Information
Supplemental Disclosure of Cash Flow Information

(in millions)	2024	2023	2022
Supplemental disclosure of cash-flow information
Cash paid for income taxes, net of refunds	$138	$110	$6
Cash paid for interest	$85	$31	$19
Non-cash investing and financing activities
Increase (decrease) in property and equipment-related accounts payable	$81	$23	$(68)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown within the consolidated statements of cash flows.

	December 31,
(in millions)	2024	2023	2022
Current assets
Cash and cash equivalents	$5,879	$5,243	$3,509
Restricted cash	151	353	176
Noncurrent assets
Restricted cash included in long-term leasehold deposits and other	1	1	2
Total cash, cash equivalents and restricted cash	$6,031	$5,597	$3,687
Supplier Financing Arrangements
We have agreements with third-party financial institutions to facilitate participating vendors’ and suppliers’ ability to settle payment obligations from us to designated third-party financial institutions. Participating vendors and suppliers may, at their sole discretion, settle obligations prior to their scheduled due dates at a discounted price to the participating financial institutions. The invoices that have been confirmed as valid under the program require payment, in full, based on the original standard invoice terms. Confirmed invoices owed to financial institutions under these programs are included within “Accounts payable” on the consolidated balance sheets.
Changes in the amount of supplier finance obligations were as follows:

(in millions)	2024
Confirmed obligations outstanding, January 1	$459
Invoices confirmed during the year	4,028
Confirmed invoices paid during the year	(3,985)
Foreign currency related changes	(59)
Confirmed obligations outstanding, December 31	$443
13.    Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
Details of carrying amounts of short-term borrowings were as follows:

(in millions)				Borrowing Limit	December 31, 2024	December 31, 2023
Maturity Date	Interest rate (%)
January 2025 - December 2025	2.26	–	5.54	$464	$331	$282
April 2025 - June 2025	TAIBOR + 1.25%			199	151	—
September 2025	(1)			10	—	—
Total principal short-term borrowings				$673	$482	$282
Less: unamortized discounts					(3)	—
Total short-term borrowings					$479	$282
Weighted-average interest rates					3.07%	3.49%

Coupang, Inc.	2024 Form 10-K	81

(1)The interest rate is based on an average of AAA rated financial bonds rate in Korea plus 1.35%.
Our short-term borrowings generally include lines of credit and loan facilities with financial institutions to be drawn upon for general operating purposes.
Taiwan Revolving Credit Facility
In September 2024, a Taiwan subsidiary entered into a new five-year senior unsecured credit facility (the “Taiwan Revolving Credit Facility”) providing for revolving loans in an aggregate principal amount of up to $199 million. The Taiwan Revolving Credit Facility permits the borrower to obtain incremental commitments up to $296 million, subject to customary conditions. Borrowings under the Taiwan Revolving Credit Facility bear interest at a rate per annum equal to the Taipei Interbank Offered Rate (“TAIBOR”) plus 1.25%.
The Taiwan Revolving Credit Facility contains customary affirmative and negative covenants, including certain financial covenants. As of December 31, 2024, there was $151 million balance outstanding on the Taiwan Revolving Credit Facility.
Long-Term Debt
Details of carrying amounts of long-term debt were as follows:

(in millions)	Contractual				Borrowing Limit	December 31, 2024	December 31, 2023
Description	Maturity Date	Interest rate (%)
April 2023 Term Loan(1)	Apr 2026	6.76			$156	$156	$178
Revolving Credit Facility	Feb 2026	(2)			875	—	—
March 2022 Term Loan(1)	Mar 2027	4.26			273	273	310
August 2021 Term Loan(1)	Aug 2027	4.90			111	111	—
Farfetch Term Loan	Oct 2027	SOFR	+	6.25	493	493	—
Other Term Loan Facilities(1)	Apr 2025 - Nov 2026	3.78	-	4.45	38	38	247
Total principal long-term debt					$1,946	$1,071	$735
Less: current portion of long-term debt						(66)	(203)
Less: unamortized discounts						(17)	(3)
Total long-term debt						$988	$529
(1)At December 31, 2024, we had pledged up to $717 million of land and buildings as collateral against long-term loan facilities.
(2)Borrowings under the 2021 revolving credit facility bear interest, at our option, at a rate per annum equal to (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one-month interest period plus 1.00% or (ii) an adjusted Term SOFR plus a margin equal to 1.00%.
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
The Revolving Credit Facility contains financial covenants that require us to maintain certain maximum net leverage ratios and minimum liquidity amounts.
Farfetch Term Loans
As part of the Farfetch Acquisition, our subsidiary assumed the then outstanding syndicated Term Loans (“Farfetch Term Loans”) under Farfetch’s existing credit agreement with certain banks and financial institutions of $575 million, inclusive of fees incurred and less $58 million we repurchased upon acquisition. Repayment of the Farfetch Term Loans is due in quarterly installments, of 0.25% of the original principal balance, payable on the last business day of each fiscal quarter. The Farfetch Term Loans mature in October 2027, and early payment is permitted. The Farfetch Term Loans bear interest at a rate equal to SOFR plus 6.25% per annum.

Coupang, Inc.	2024 Form 10-K	82

In January 2025, the Farfetch Term Loans were amended to (i) waive technical defaults that resulted from our restructuring actions related to Farfetch subsidiaries in Italy and (ii) require loan prepayment (not to exceed $125 million) from restricted cash proceeds received for Italian VAT receivables and the Limited Partnership in turn extended its commitment to provide the remaining $148 million cash contribution to the earlier of the loan repayment date or April 2028. Coupang, Inc. has not provided any security or guaranty of repayment of the Farfetch Term Loans and is not obligated to provide additional cash funding to Farfetch beyond its share of the Limited Partnership’s remaining commitment.
The Farfetch Term Loans contain customary affirmative covenants as well as customary negative covenants, including, but not limited to, restrictions on certain entities within Farfetch’s ability to incur additional debt, make investments, make distributions, dispose of assets, or enter into certain types of related party transactions. The Farfetch Term Loans are secured against specified assets of the Farfetch group and guaranteed by certain subsidiaries of Farfetch.
We were in compliance with the financial covenants for each of our borrowings and debt agreements as of December 31, 2024.
Future contractual principal payments for long-term debt as of December 31, 2024 were as follows:

(in millions)	Long-term debt
2025	$71
2026	201
2027	799
2028	—
2029	—
Thereafter	—
Total	$1,071

Coupang, Inc.	2024 Form 10-K	83

14.    Commitments and Contingencies
Commitments
The following summarizes our minimum contractual commitments as of December 31, 2024:

(in millions)	Minimum royalty payments(1)	Unconditional purchase obligations (unrecognized)	Long-term debt (including interest)	Operating leases	Total
2025	$41	$593	$154	$563	$1,351
2026	34	516	271	492	1,313
2027	32	386	852	418	1,688
2028	31	317	—	355	703
2029	31	311	—	278	620
Thereafter	95	313	—	687	1,095
Total undiscounted payments	$264	$2,436	$1,277	$2,793	$6,770
Less: lease imputed interest				(601)
Total lease commitments				$2,192
(1)Contract terminated by mutual agreement in February 2025.
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
New Guards Group
In February 2025, New Guards Group Holdings S.p.A. (“New Guards”) and certain of its subsidiaries (collectively “NGGH”), a subsidiary acquired in the Farfetch Acquisition, and Authentic Brands Group LLC (the “licensor”) entered into a settlement agreement and mutual release with the licensor (the “Mutual Termination Agreement”) related to a license agreement. The license agreement granted NGGH distribution rights for Reebok-branded footwear and apparel ranges within certain countries in the European region and provided for minimum guaranteed royalties to be paid by NGGH over the remaining eight years of the agreement, with no cancellation rights. Pursuant to the Mutual Termination Agreement, NGGH’s distribution rights and licensor’s right to receive guaranteed minimum royalty payments over the remaining term totaling $264 million was terminated, in exchange for the transfer of inventory and certain working capital balances to a new licensee. In addition, NGGH entered into a Transition Services Agreement (“TSA”) with the new licensee to provide support services through April 2025 and licensee agreed to reimburse the cost of such services.
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

Coupang, Inc.	2024 Form 10-K	84

Litigation
On August 26, 2022, a putative class action was filed on behalf of all purchasers of Coupang Class A common stock pursuant and/or traceable to Coupang’s registration statement issued in connection with our initial public offering. Choi v. Coupang, Inc. et al was brought against Coupang, Inc., and certain of its former and current directors, current officers, and certain underwriters of the offering. The action was filed in the United States District Court for the Southern District of New York alleging inaccurate and misleading or omitted statements of material fact in Coupang's Registration Statement in violation of Sections 11, 12, and 15 of the Securities Act of 1933. The action was amended on May 22, 2023, and added allegations of securities fraud under Sections 10 and 20 of the Securities Exchange Act of 1934. The action seeks unspecified compensatory damages, attorneys’ fees, and reasonable costs and expenses. Between August and December 2023, three separate stockholders’ derivative actions were filed in the United States District Court for the Southern District of New York and in December of 2024, a derivative action was filed in Delaware Chancery Court, in each case against certain of Coupang’s former and current directors and current officers. Coupang was named as a nominal defendant in the various derivative actions. Aside from the aforementioned actions, there have been additional Delaware Section 220 records inspection demands. These derivative actions and related demands purport to assert claims on behalf of Coupang and make substantially similar factual allegations to Choi v. Coupang, Inc. et al, bringing claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of securities laws. The actions seek compensatory damages, governance reforms, and other relief. We intend to vigorously defend against the aforementioned actions. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time. Accordingly, we can provide no assurances as to the scope and outcome of these matters and no assurances as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected. In February of 2025, we received two demands on the Board of Directors alleging claims similar to those in the class and derivative actions and demanding civil actions by the Board against certain current and former directors and officers. Those have been provided to the Board of Directors to evaluate.
Korean Fair Trade Commission Investigations
In June 2021, the Korea Fair Trade Commission (the “KFTC”) initiated an investigation into a potential violation of the Monopoly Regulation and Fair Trade Act by two of our Korean subsidiaries, Coupang Corp. and Coupang Private Label Brands (“CPLB”), including certain alleged treatment of private labelled products provided by CPLB. In June 2024, the KFTC publicly announced that as a result of their investigation, they determined that Coupang Corp.’s search rankings disclosure violated Korean law; a regulatory finding subject to judicial review, and that they would impose an administrative fine on Coupang Corp., direct Coupang Corp. and CPLB to take certain related corrective actions, and refer the matter for criminal prosecution. Payments of administrative fines to the KFTC are not stayed during an appeal process and as a result, we accrued the administrative fine in the second quarter of 2024, resulting in a charge, included within “Operating, general and administrative”, of approximately $121 million. Coupang Corp. will pay the administrative fine in six installments over two years and made the first payment in October 2024 and will make the last payment in June 2026.
In August 2024, Coupang Corp. and CPLB received the KFTC’s formal written decision, and in September 2024, Coupang Corp. and CPLB appealed such decision. That appeal is pending, and the first hearing of the administrative litigation action was held in November 2024 and the second hearing will be held at the end of March 2025. Coupang Corp. and CPLB also filed a preliminary injunction with the Seoul High Court to stay the fine and corrective orders during the pendency of the appeal. In October 2024, the Seoul High Court granted Coupang Corp.’s and CPLB’s request for suspension of the KFTC’s corrective orders, but dismissed the request for a stay of the KFTC’s administrative fine. The KFTC subsequently appealed the Seoul High Court’s decision to grant a suspension of the corrective orders and in February 2025, the Supreme Court of Korea dismissed the KFTC’s appeal. Last November, in response to the KFTC’s criminal referral, the Seoul Eastern District Prosecutors’ Office initiated a criminal investigation into Coupang Corp. and CPLB.
The KFTC is also investigating Coupang Corp. on other matters related to the alleged violations of certain KFTC regulations. Coupang Corp. is diligently cooperating with these investigations, and actively defending its practices as appropriate.
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
15.    Stockholders' Equity
Our certificate of incorporation provides for two classes of common stock, and authorizes shares of undesignated preferred stock, the rights, preferences, and privileges of which may be designated from time to time by our board of directors. Our authorized capital stock consists of 10 billion shares of Class A common stock, par value $0.0001 per share; 250 million shares of Class B common stock, par value $0.0001 per share; and 2 billion shares of undesignated preferred stock, par value $0.0001 per share. No preferred stock was issued and outstanding as of December 31, 2024 and 2023.

Coupang, Inc.	2024 Form 10-K	85

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
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on our defined severance benefits. As of December 31, 2024 and 2023, the ending balance in accumulated other comprehensive income (loss) related to foreign currency translation adjustments was $(309) million and $43 million, respectively, and the amount related to actuarial losses on defined severance benefits was $(95) million and $(61) million, respectively.
Share Repurchase
In April 2024, we repurchased 10 million shares of our Class A common stock for $178 million in a private transaction.
16.    Business Combinations - Farfetch
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

Coupang, Inc.	2024 Form 10-K	86

result of the acquisition, including the workforce of the acquired business as well as future operational and logistical cost efficiencies expected to be achieved. During 2024, certain insignificant measurement period adjustments were made to the initial allocation, and the preliminary amount of goodwill was increased by $35 million. Goodwill was recorded in our Developing Offerings segment.
The identifiable intangible assets acquired were as follows:

(in millions, except years)	Weighted Average Useful Life	Estimated Fair Value
Brand trademarks	5 years	$130
Customer relationships	5 years	34
Supplier relationships	15 years	61
Developed technology	3 years	38
Brand licenses	8 years	62
Total intangible assets		$325
The results of Farfetch included in our consolidated statement of operations since the closing of the acquisition were as follows:

(in millions)	2024
Total net revenues	$1,658
Net loss	$(352)
Acquisition-related costs were recorded as operating expenses for 2024 and were not material.
Supplemental Pro Forma Information (Unaudited)
The following financial information presents our results as if the acquisition of Farfetch had occurred on January 1, 2023:

(in millions)	2024	2023
Pro Forma Information
Total net revenues	$30,455	$26,712
Net (loss) income	$(20)	$965
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
Redeemable Noncontrolling Interests
In December 2023, we established a subsidiary, Surpique LP (the “Limited Partnership”) for the purposes of providing the Bridge Loan and acquiring all of the business and assets of Farfetch. The Limited Partnership is owned 80.1% by Coupang, Inc and 19.9% by certain funds advised or managed by Greenoaks Capital Partners, LLC (“Greenoaks”), a related party. The Limited Partnership is included in the Company’s consolidated operating results as of 2024 and 2023.
Greenoaks’ 19.9% equity interest in the Limited Partnership is subject to a put/call option after the acquisition was completed, whereby their equity interest can be purchased at either parties’ option after seven years has elapsed and no initial public offering of the acquired Farfetch assets has taken place. The put/call option is to be calculated based on market value of the Farfetch business at the time of exercise. As of December 31, 2023, we recognized a redeemable noncontrolling interest of $15 million for Greenoaks’ equity interest in the Limited Partnership. During 2024, Greenoaks contributed a further $55 million in connection with the Bridge Loan and acquisition of Farfetch, which we recognized as additional redeemable noncontrolling interest. It is probable that the redeemable noncontrolling interest will be redeemed and we have elected to adjust the carrying value to its redemption value over a seven year period following the Farfetch acquisition. The redemption value is estimated at $100 million as of December 31, 2024.
Mr. Neil Mehta, a member of the Company’s Board of Directors, has served as a Managing Partner of Greenoaks since April 2012. Greenoaks and certain funds and accounts to which Greenoaks serves as the investment adviser and related persons or entities, including Mr. Mehta, have ownership in our Class A common stock.

Coupang, Inc.	2024 Form 10-K	87

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2024, our disclosure controls and procedures were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.
In accordance with the interpretative guidance issued by the SEC staff, companies are allowed to exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition and the disclosure controls and procedures of the acquired entity that are subsumed in the internal control over financial reporting from the assessment of disclosure controls and procedures. Based on this guidance, our assessment of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024 excluded the portion of disclosure controls and procedures that are subsumed by internal control over financial reporting of Farfetch. The Company completed the acquisition of Farfetch on January 30, 2024. Farfetch, excluding the effects of purchase accounting, represented 7% and 5% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2024.
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
Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024 based on the criteria in Internal Control – Integrated Framework (2013).
In accordance with the interpretive guidance issued by the SEC staff, management has excluded Farfetch from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during the fiscal year ended December 31, 2024. Farfetch assets represented approximately 7% of the Company’s consolidated total assets, excluding the effects of purchase accounting, and its revenues represented approximately 5% of the Company’s consolidated total revenues, each as of and for the fiscal year ended December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
Material Weakness in Internal Control over Financial Reporting of Farfetch
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Farfetch Limited disclosed the existence of material weaknesses in its internal control over financial reporting in Item 15 of its Annual Report on Form 20-F for the year ended December 31, 2022.
The unremediated material weakness identified and disclosed by Farfetch Limited related to the operating effectiveness of certain business process and information technology controls in the New Guards business. We are in the process of reviewing the operations of Farfetch and implementing Coupang’s internal control structure over the acquired operations. While we did not include Farfetch in our assessment of internal control over financial reporting as of December 31, 2024, we determined the material weakness previously disclosed by Farfetch Limited was not fully remediated as of December 31, 2024 and could result in a

Coupang, Inc.	2024 Form 10-K	88

material misstatement of our annual or interim consolidated financial statements that will not be prevented or detected on a timely basis. We are actively engaged in the remediation efforts.
Remediation Efforts
The Company continues to assess the impact of the Acquisition and is taking actions to remediate the material weakness relating to the New Guards business.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
b) Trading Plans
Gaurav Anand, our Chief Financial Officer, adopted a pre-arranged stock trading plan (the “Plan”) in accordance with the SEC guidelines specified under Rule 10b5-1(c) under the Exchange Act and the policies of Coupang regarding stock transactions, to sell up to 301,400 shares of Coupang Class A Common Stock (the “Shares”), subject to certain terms and conditions, beginning no earlier than March 10, 2025. The Plan, which was entered into on December 8, 2024, will terminate the earlier of the sale of all 301,400 Shares pursuant to the Plan or December 17, 2025. Mr. Anand entered into the Plan to primarily satisfy certain tax obligations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Coupang, Inc.	2024 Form 10-K	89

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Business Conduct and Ethics and Insider Trading Policy, is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2024. To the extent permissible under applicable rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers of the provisions thereof granted to executive officers and directors, on our investor relations website under the heading “Corporate Governance” at https://ir.aboutcoupang.com.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Samil PricewaterhouseCoopers, Seoul, Republic of Korea (PCAOB ID: 1103).
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Coupang, Inc.	2024 Form 10-K	90

PART IV

Item 15. Exhibits and Financial Statement Schedules
a) Documents filed as part of this report:
1) Financial Statements (Item 8);
2) Financial Statement Schedules. Financial Statement Schedules of the Company, as required for 2024, 2023, and 2022, consist of Schedule I - Condensed Financial Information of Coupang, Inc. Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto.

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40115	3.1	November 12, 2021
3.2	Amended and Restated Bylaws of the Registrant.		8-K	001-40115	3.1	June 27, 2024
4.1	Sixth Amended and Restated Registration Rights Agreement, by and among the Registrant and certain of its stockholders, dated December 21, 2018.		S-1	333-253030	4.1	February 12, 2021
4.2	Description of Securities.		10-K	001-40115	4.2	March 3, 2022
10.1+	Coupang, LLC Third Amended and Restated 2011 Equity Incentive Plan, as amended, and related form agreements.		S-8	333-254117	99.1	March 11, 2021
10.2+	Coupang, Inc. 2021 Equity Incentive Plan.		10-K	001-40115	10.5	March 1, 2023
10.3+	Form of RSU Award Notice & Agreement for Executives.		10-Q	001-40115	10.2	May 12, 2022
10.4+	Form of PSU Award Notice & Agreement for Executives.		10-Q	001-40115	10.3	May 12, 2022
10.5+	Form of Annual RSU Award Notice & Agreement for Non-Employee Directors.		10-Q	001-40115	10.1	August 11, 2022
10.6+	Non-Employee Director Compensation Policy.	X
10.7+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		S-1	333-253030	10.1	February 12, 2021
10.8+	Employment Agreement, by and between the Registrant and Bom Kim.		10-Q	001-40115	10.6	May 13, 2021
10.9+	Employment Agreement, by and between the Registrant and Gaurav Anand.		10-Q	001-40115	10.7	May 13, 2021
10.10+	Second Amended and Restated Employment Agreement, by and between the Registrant and Hanseung Kang.	X
10.11+	Employment Agreement, by and between the Registrant and Harold Rogers.		10-Q	001-40115	10.11	May 13, 2021
10.12+	Employment Agreement, by and between the Registrant and Pranam Kolari.		10-K	001-40115	10.9	February 28, 2024
10.13+	Employment Agreement by and between the Company and Tae Jung Kim.		10-Q	001-40115	10.1	May 10, 2023
10.14+	Second Amended and Restated Executive Severance Policy.		10-Q	001-40115	10.1	November 6, 2024
10.15	Revolving Credit and Guaranty Agreement, dated as of February 27, 2021, among Coupang, Inc. as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		10-Q	001-40115	10.12	May 13, 2021

Coupang, Inc.	2024 Form 10-K	91

10.16	First Amendment to Revolving Credit and Guaranty Agreement, dated as of August 3, 2021, among the Registrant, as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		10-K	001-40115	10.12	March 3, 2022
10.17	Second Amendment to Revolving Credit and Guaranty Agreement, dated as of December 2, 2021, among the Registrant, as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		10-K	001-40115	10.13	March 3, 2022
10.18	Third Amendment to Revolving Credit and Guaranty Agreement, dated as of March 1, 2022, among the Registrant, as Borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		10-K	001-40115	10.15	March 3, 2022
10.19	Fourth Amendment to Revolving Credit and Guaranty Agreement, dated as of June 29, 2023, among the Registrant, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A.		10-Q	001-40115	10.2	August 9, 2023
10.20	Fifth Amendment to Revolving Credit and Guaranty Agreement, dated as of January 29, 2024, by and among Coupang, Inc., as borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		8-K	001-40115	10.1	February 1, 2024
10.21	Sixth Amendment to Revolving Credit and Guaranty Agreement, dated as of May 6, 2024, by and among Coupang, Inc., as borrower, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.		10-Q	001-40115	10.2	May 8, 2024
10.22	Sale and Purchase Agreement by and between Farfetch Holdings PLC, The Administrators, and Surpique Acquisition Limited dated as of January 30, 2024.		10-K	001-40115	10.21	February 28, 2024
10.23	Farfetch Holdings PLC Fifth Amendment to Credit Agreement, Accession and Fee Agreement dated as of January 30, 2024.		10-K	001-40115	10.22	February 28, 2024
10.24	Farfetch Holdings PLC Sixth Amendment to Credit Agreement dated as of January 30, 2025.	X
19.1	Coupang Insider Trading Policy	X
21.1	List of Significant Subsidiaries of the Registrant.	X
23.1	Consent of Samil PricewaterhouseCoopers, independent registered public accounting firm.	X
31.1	Chief Executive Officer Section 302 Certification	X
31.2	Chief Financial Officer Section 302 Certification	X
32.1*	Chief Executive Officer Section 906 Certification	X
32.2*	Chief Financial Officer Section 906 Certification	X
97.0	Coupang, Inc. Recoupment (Clawback) Policy		10-K	001-40115	97.0	February 28, 2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.

Coupang, Inc.	2024 Form 10-K	92

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan
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

Coupang, Inc.	2024 Form 10-K	93

COUPANG, INC.
Schedule I - Condensed Financial Information of Parent (COUPANG, INC.)
Condensed Statements of Operations and Comprehensive Income/(Loss)

(in millions)	2024	2023	2022
Management service fee revenues	$20	$18	$17

Operating cost and expenses	(558)	(400)	(324)
Interest expense	(2)	(2)	(2)
Other income, net	63	84	28
Loss before equity in earnings of subsidiaries	(477)	(300)	(281)

Equity in earnings of subsidiaries	722	1,783	189

Income (loss) before taxes	245	1,483	(92)

Income tax expense	91	123	—

Net income (loss)	$154	$1,360	$(92)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(353)	(2)	9
Actuarial (loss) gain on defined severance benefits, net of tax	(34)	(18)	41
Total other comprehensive (loss) income	(387)	(20)	50
Comprehensive (loss) income	$(233)	$1,340	$(42)
See accompanying notes to condensed financial statements.

Coupang, Inc.	2024 Form 10-K	94

COUPANG, INC.
Schedule I - Condensed Financial Information of Parent (COUPANG, INC.)
Condensed Balance Sheets

(in millions)	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,016	$1,592
Restricted cash	—	79
Other current assets	66	20
Total current assets	1,082	1,691

Other assets	12	12
Investment in subsidiaries	3,058	2,438
Total assets	$4,152	$4,141

Liabilities and stockholders' equity
Other current liabilities	$49	$42
Total current liabilities	49	42

Other liabilities	—	10
Total liabilities	49	52

Stockholders' equity
Common stock	—	—
Additional paid-in capital	8,736	8,489
Accumulated other comprehensive loss	(404)	(17)
Accumulated deficit	(4,229)	(4,383)
Total stockholders' equity	4,103	4,089
Total liabilities and stockholders' equity	$4,152	$4,141
See accompanying notes to condensed financial statements.

Coupang, Inc.	2024 Form 10-K	95

COUPANG, INC.
Schedule I - Condensed Financial Information of Parent (COUPANG, INC.)
Condensed Statements of Cash Flows

(in millions)	2024	2023	2022
Operating activities
Net cash (used in) provided by operating activities	$(126)	$95	$(79)

Investing activities
Capital contribution to subsidiaries	(349)	(121)	(725)
Return of capital contribution from subsidiaries	90	61	80
Increase of short-term loans	(95)	(25)	—
Net cash used in investing activities	(354)	(85)	(645)

Financing activities
Repurchase of common units and preferred units	(178)	—	—
Proceeds from issuance of common stock/units, equity-based compensation plan	4	9	18
Other financing activities	(1)	—	—
Net cash (used in) provided by financing activities	(175)	9	18

Cash and cash equivalents
Net (decrease) increase in cash and cash equivalents	(655)	19	(706)
Cash and cash equivalents as of beginning of the period	1,671	1,652	2,358
Cash and cash equivalents as of end of the period	$1,016	$1,671	$1,652
See accompanying notes to condensed financial statements.

Coupang, Inc.	2024 Form 10-K	96

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
2.Debt
The Parent has a $875 million unsecured credit facility (the “Revolving Credit Facility”) as further described in Note 13 — "Short-Term Borrowings and Long-Term Debt" which was amended to extend the term to February 2026. As of December 31, 2024, there was no balance outstanding on the Revolving Credit Facility.

Coupang, Inc.	2024 Form 10-K	97

Item 16. Form 10-K Summary
None.

Coupang, Inc.	2024 Form 10-K	98

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUPANG, INC.

By:	/s/ Bom Kim
Bom Kim
Chief Executive Officer and Chairman of the Board
Dated: February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bom Kim	Chief Executive Officer and Chairman of the Board	February 25, 2025
Bom Kim	(Principal Executive Officer)

/s/ Gaurav Anand	Chief Financial Officer	February 25, 2025
Gaurav Anand	(Principal Financial Officer)

/s/ Jonathan Lee	Chief Accounting Officer	February 25, 2025
Jonathan Lee	(Principal Accounting Officer)

/s/ Neil Mehta	Director	February 25, 2025
Neil Mehta

/s/ Jason Child	Director	February 25, 2025
Jason Child

/s/ Pedro Franceschi	Director	February 25, 2025
Pedro Franceschi

/s/ Asha Sharma	Director	February 25, 2025
Asha Sharma

/s/ Benjamin Sun	Director	February 25, 2025
Benjamin Sun

/s/ Ambereen Toubassy	Director	February 25, 2025
Ambereen Toubassy

/s/ Kevin Warsh	Director	February 25, 2025
Kevin Warsh

Coupang, Inc.	2024 Form 10-K	99