Form 10-Q
period 2025-03-31
Coupang, Inc.
filed 2025-05-06
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, there were 1,657,810,034 shares of the registrant’s Class A common stock and 157,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2025

Coupang, Inc.	Q1 2025 Form 10-Q	1

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
•our estimates and assumptions related to our effective tax rate;
•the impact of world events such as natural disasters, acts of war or geopolitical conflicts, terrorism or disease outbreaks;
•the effects of global macroeconomic conditions, including, but not limited to, inflationary pressures, a general economic slowdown or recession, interest rate fluctuations, the imposition of additional or increased tariffs or other trade barriers, and changes in monetary policy;
•our ability to attract, retain, and motivate skilled personnel, including key members of our senior management;
•our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business both in Korea and internationally and our expectations regarding various laws, regulations, and restrictions that relate to our business; and
•the outcomes of any claims, litigation, governmental audits, inspections, and investigations; and
•the other factors set forth in Part 1, Item 1A, under the caption “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”)
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-Q.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part 1, Item 1A, under the section titled “Risk Factors,” of our 2024 Form 10-K and elsewhere in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

Coupang, Inc.	Q1 2025 Form 10-Q	2

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
The forward-looking statements made in this Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect new information, actual results, revised expectations, or the occurrence of unanticipated events, except as required by law. Among other things, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://ir.aboutcoupang.com), our filings with the Securities and Exchange Commission (the “SEC”), webcasts, press releases, conference calls, and social media. We use these mediums to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. Notwithstanding the foregoing, the information contained on our website as referenced in this paragraph is not incorporated by reference into this Form 10-Q or any other report or document we file with the SEC.

Coupang, Inc.	Q1 2025 Form 10-Q	3

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Net retail sales	$6,088	$5,895
Net other revenue	1,820	1,219
Total net revenues	7,908	7,114

Cost of sales	5,592	5,185
Operating, general and administrative	2,162	1,889
Total operating cost and expenses	7,754	7,074

Operating income	154	40

Interest income	49	55
Interest expense	(23)	(27)
Other income (expense), net	36	(9)
Income before income taxes	216	59

Income tax expense	102	83

Net income (loss)	$114	$(24)
Net income (loss) attributable to noncontrolling interests	7	(29)
Net income attributable to Coupang stockholders	$107	$5

Earnings per share
Basic	$0.06	$—
Diluted	$0.06	$—
Weighted-average shares outstanding
Basic	1,806	1,794
Diluted	1,840	1,815
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2025 Form 10-Q	4

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Net income (loss)	$114	$(24)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(5)	(105)
Actuarial gain on defined severance benefits, net of tax	2	1
Total other comprehensive loss	(3)	(104)

Comprehensive income (loss)	111	(128)
Comprehensive income (loss) attributable to noncontrolling interests	4	(29)
Comprehensive income (loss) attributable to Coupang stockholders	$107	$(99)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2025 Form 10-Q	5

COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$6,113	$5,879
Restricted cash	86	151
Accounts receivable, net	484	407
Inventories	2,049	2,099
Prepaids and other current assets	474	458
Total current assets	9,206	8,994

Property and equipment, net	2,953	2,813
Operating lease right-of-use assets	2,317	2,016
Intangible assets, net	215	271
Deferred tax assets	612	622
Long-term lease deposits and other	683	628
Total assets	$15,986	$15,344

Liabilities, redeemable noncontrolling interests, and equity
Accounts payable	$5,702	$5,554
Accrued expenses	391	461
Deferred revenue	172	141
Short-term borrowings	556	479
Current portion of long-term debt	—	66
Current portion of long-term operating lease obligations	444	422
Other current liabilities	646	593
Total current liabilities	7,911	7,716

Long-term debt	1,002	988
Long-term operating lease obligations	2,078	1,770
Defined severance benefits and other	597	693
Total liabilities	11,588	11,167

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	24	75

Equity
Common stock	—	—
Class A — shares authorized 10,000, outstanding 1,649 and 1,643 Class B — shares authorized 250, outstanding 158 and 158
Additional paid-in capital	8,898	8,736
Accumulated other comprehensive loss	(404)	(404)
Accumulated deficit	(4,122)	(4,229)
Noncontrolling interests	2	(1)
Total equity	4,374	4,102
Total liabilities, redeemable noncontrolling interests and equity	$15,986	$15,344
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2025 Form 10-Q	6

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(unaudited)

	Redeemable Noncontrolling Interests	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2023	$15	1,791	$—	$8,489	$(17)	$(4,383)	$—	$4,089
Net (loss) income	(25)	—	—	—	—	5	(4)	1
Capital contributions from noncontrolling interest holders	55	—	—	—	—	—	—	—
Recognition of noncontrolling interest upon acquisition	69	—	—	—	—	—	10	10
Foreign currency translation adjustments, net of tax	—	—	—	—	(105)	—	—	(105)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	1	—	—	1
Issuance of common stock upon exercise of stock options	—	—	—	1	—	—	—	1
Issuance of common stock upon settlement of restricted stock units	—	4	—	—	—	—	—	—
Equity-based compensation	—	—	—	88	—	—	—	88
Balance as of March 31, 2024	$114	1,795	$—	$8,578	$(121)	$(4,378)	$6	$4,085

	Redeemable Noncontrolling Interests	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2024	$75	1,801	$—	$8,736	$(404)	$(4,229)	$(1)	$4,102
Net income	4	—	—	—	—	107	3	110
Foreign currency translation adjustments, net of tax	(3)	—	—	—	(2)	—	—	(2)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	2	—	—	2
Issuance of common stock upon settlement of restricted stock units	—	6	—	—	—	—	—	—
Re-measurement of noncontrolling interest	3	—	—	(3)	—	—	—	(3)
Equity-based compensation	—	—	—	121	—	—	—	121
Acquisition of noncontrolling interest	(51)	—	—	44	—	—	—	44
Dividends paid to noncontrolling interest	(4)	—	—	—	—	—	—	—
Balance as of March 31, 2025	$24	1,807	$—	$8,898	$(404)	$(4,122)	$2	$4,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2025 Form 10-Q	7

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Operating activities
Net income (loss)	$114	$(24)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	122	95
Provision for severance benefits	56	45
Equity-based compensation	121	88
Non-cash operating lease expense	116	103
Deferred income taxes	11	47
Other	1	42
Change in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(80)	(14)
Inventories	(18)	(33)
Other assets	(111)	(55)
Accounts payable	111	(31)
Accrued expenses	(93)	(30)
Other liabilities	4	(21)
Net cash provided by operating activities	354	212

Investing activities
Purchases of property and equipment	(239)	(107)
Proceeds from sale of property and equipment	1	2
Net cash acquired in acquisition	—	68
Other investing activities	25	(80)
Net cash used in investing activities	(213)	(117)

Financing activities
Proceeds from issuance of common stock, equity-based compensation plan	—	1
Proceeds from short-term borrowings and long-term debt	295	14
Repayment of short-term borrowings and long-term debt	(267)	(17)
Other financing activities	(12)	54
Net cash provided by financing activities	16	52
Effect of exchange rate changes on cash and cash equivalents, and restricted cash	12	(170)
Net increase in cash and cash equivalents, and restricted cash	169	(23)
Cash and cash equivalents, and restricted cash, as of beginning of period	6,031	5,597
Cash and cash equivalents, and restricted cash, as of end of period	$6,200	$5,574
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2025 Form 10-Q	8

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
The unaudited interim financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for fair statement of the results of the interim period. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2024 Form 10-K.
Farfetch Acquisition
In January 2024, we acquired the business and assets of Farfetch Holdings plc (“Farfetch”), a leading global marketplace for the luxury fashion industry (the “Farfetch Acquisition”). Refer to Note 11 — "Business Combination - Farfetch" for additional information.
Recent Accounting Pronouncements Yet To Be Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” The standard requires disclosure of specific categories of an entity’s income tax expenses and income taxes paid among other disclosures. Early adoption is allowed under the standard. The ASU is effective for our 2025 annual period and can be applied either prospectively or retrospectively. We are evaluating the effect of adopting the ASU on our financial statement disclosures.
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
2.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Net retail sales	$6,088	$5,895
Third-party merchant services	1,562	1,047
Other revenue	258	172
Total net revenues	$7,908	$7,114
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
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in “Deferred revenue” on the condensed consolidated balance sheets. We recognized revenue of $136 million and $92 million for the three months ended March 31, 2025 and 2024, respectively, primarily related to payments in advance of products and services delivered which were included in “Deferred revenue” on the consolidated balance sheets as of the beginning of the respective years.

Coupang, Inc.	Q1 2025 Form 10-Q	9

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
Developing Offerings includes our more nascent offerings and services, including Eats, our restaurant ordering and delivery service, Play, our online content streaming service in Korea, fintech, and our retail operations in Taiwan, as well as advertising products associated with these offerings, and also includes Farfetch. Revenues from Developing Offerings are primarily generated from our luxury fashion marketplace through Farfetch, our online restaurant ordering and delivery services in Korea and retail operations in Taiwan.
The CODM uses two profitability measures, Segment Gross Profit and Segment Adjusted EBITDA, in assessing segment performance and allocating resources to each segment.
Segment Gross Profit is defined as total net revenues less cost of sales attributable to each reportable segment.
Segment Adjusted EBITDA is defined as income (loss) before income taxes for a period before depreciation and amortization, equity-based compensation expense, interest expense, interest income, and other income (expense), net. Segment adjusted EBITDA also excludes impairments and other items that we do not believe are reflective of our ongoing operations. The significant segment expense for the measurement of Segment Adjusted EBITDA is the same as the significant segment expense for gross profit. Other segment items for Segment Adjusted EBITDA includes operating, general and administrative expense.
We generally allocate operating expenses to the respective segments based on usage. The CODM does not evaluate segments using asset information and, accordingly, we do not report asset information by segment.

Coupang, Inc.	Q1 2025 Form 10-Q	10

Reportable segment financial information is as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Net revenues
Product Commerce	$6,870	$6,494
Developing Offerings	1,038	620
Total net revenues	$7,908	$7,114
Cost of sales
Product Commerce	$4,719	$4,658
Developing Offerings	873	527
Total cost of sales	$5,592	$5,185
Gross profit
Product Commerce	$2,151	$1,836
Developing Offerings	165	93
Total gross profit	$2,316	$1,929
Reconciling items:
Operating, general and administrative	(2,162)	(1,889)
Interest expense	(23)	(27)
Interest income	49	55
Other income (expense), net	36	(9)
Income before income taxes	$216	$59

Segment adjusted EBITDA
Product Commerce	$550	$467
Developing Offerings	(168)	(186)
Total segment adjusted EBITDA	$382	$281
Reconciling items:
Depreciation and amortization	$(122)	$(95)
Equity-based compensation	(121)	(88)
Acquisition and restructuring related gains and (losses), net	15	(58)
Interest expense	(23)	(27)
Interest income	49	55
Other income (expense), net	36	(9)
Income before income taxes	$216	$59
Note: Amounts may not foot due to rounding.
4.    Defined Severance Benefits
Net periodic benefit costs consist of the following:

	Three Months Ended March 31,
(in millions)	2025	2024
Current service costs	$50	$40
Interest cost	4	4
Amortization of:
Net actuarial loss	2	1
Net periodic benefit cost	$56	$45

Coupang, Inc.	Q1 2025 Form 10-Q	11

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
The decrease in our effective tax rate for the three months ended March 31, 2025 is primarily due to the loss before income taxes incurred by Farfetch in the comparable period, with no offsetting tax benefit, and the decrease in U.S. taxes on foreign earnings.
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
The following table presents the calculation of basic and diluted earnings per share attributable to Coupang stockholders:

	Three Months Ended March 31,
(in millions, except per share amounts)	2025	2024
Numerator:
Net income attributable to Coupang stockholders	$107	$5

Denominator:
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	1,806	1,794
Dilutive effect of equity compensation awards	34	21
Diluted	1,840	1,815

Earnings per share:
Basic	$0.06	$—
Diluted	$0.06	$—

Anti-dilutive shares	—	2
Note: Amounts may not foot due to rounding.
7.    Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported in one of the three levels reflecting the significant inputs used to determine fair value.
The following table summarizes our financial assets and financial liabilities that are measured at fair value on a recurring basis:

(in millions)	Classification	Measurement Level	March 31, 2025	December 31, 2024
Financial assets
Money market trust	Cash and cash equivalents	Level 1	$2,292	$1,755
Money market fund	Cash and cash equivalents	Level 1	$771	$828
Money market trust	Restricted cash	Level 1	$84	$83

Coupang, Inc.	Q1 2025 Form 10-Q	12

8.    Supplemental Financial Information
Supplemental Disclosure of Cash flow Information

	Three Months Ended March 31,
(in millions)	2025	2024
Supplemental disclosure of cash flow information
Cash paid for the amount used to measure the operating lease liabilities	$134	$134
Operating lease assets obtained in exchange for lease obligations	$290	$461
Net increase to operating lease right-of-use assets resulting from remeasurements of lease obligations	$118	$17
Non-cash investing and financing activities
Increase in property and equipment-related accounts payable	$15	$9
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown within the consolidated statements of cash flows.

(in millions)	March 31, 2025	December 31, 2024
Current assets
Cash and cash equivalents	$6,113	$5,879
Restricted cash	86	151
Noncurrent assets
Restricted cash included in long-term leasehold deposits and other	1	1
Total cash, cash equivalents and restricted cash	$6,200	$6,031
Supplier Financing Arrangements
Confirmed invoices owed to financial institutions under supplier financing arrangements were as follows:

(in millions)	March 31, 2025	December 31, 2024
Amounts included in accounts payable	$440	$443
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on our defined severance benefits. As of March 31, 2025 and December 31, 2024, the ending balance in accumulated other comprehensive (loss) income related to foreign currency translation adjustments was $(311) million and $(309) million, respectively, and the amount related to actuarial losses on defined severance benefits was $(93) million and $(95) million, respectively.
Stock Repurchase Program
In May 2025, our Board of Directors authorized a stock repurchase program for up to $1 billion of our outstanding shares of our Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means in accordance with applicable securities laws and other restrictions. The program has no expiration date, and we are not obligated to repurchase any portion of our total authorization.
9.    Short-term Borrowings and Long-term Debt
Farfetch Term Loans
In January 2025, the syndicated term loans assumed by Surpique LP (the “Limited Partnership”) as part of the Farfetch Acquisition (“Farfetch Term Loans”) were amended to (i) waive technical defaults that resulted from our restructuring actions related to Farfetch subsidiaries in Italy and (ii) require loan prepayment (not to exceed $125 million) from restricted cash proceeds received for Italian VAT receivables and the Limited Partnership in turn extended its commitment to provide the remaining $148 million cash contribution to the earlier of the loan repayment date or April 2028. Coupang, Inc. has not provided any security or guaranty of repayment of the Farfetch Term Loans and is not obligated to provide additional cash funding to Farfetch beyond the Limited Partnership’s remaining commitment.

Coupang, Inc.	Q1 2025 Form 10-Q	13

Our long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rates for similar types of borrowing arrangements. The carrying amount of long-term debt approximates its fair value as of March 31, 2025 and December 31, 2024 due primarily to the interest rates approximating market interest rates.
We were in compliance with the financial covenants for each of our borrowings and debt agreements as of March 31, 2025.
10.    Commitments and Contingencies
Commitments
Unconditional purchase obligations include legally binding contracts with terms in excess of one year that are not reflected on the consolidated balance sheets. These contractual commitments primarily relate to purchases of technology related services, fulfillment center construction contracts, and content and software licenses, and during the three months ended March 31, 2025, we entered into a new purchase obligation with remaining payments of $328 million through 2030. For contracts with variable terms, we do not estimate the total obligation beyond any minimum pricing as of the reporting date.
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
Litigation
On August 26, 2022, a putative class action was filed on behalf of all purchasers of Coupang Class A common stock pursuant and/or traceable to Coupang’s registration statement issued in connection with our initial public offering. Choi v. Coupang, Inc. et al. was brought against Coupang, Inc., and certain of its former and current directors, current officers, and certain underwriters of the offering. The action was filed in the United States District Court for the Southern District of New York alleging inaccurate and misleading or omitted statements of material fact in Coupang's Registration Statement in violation of Sections 11, 12, and 15 of the Securities Act of 1933. The action was amended in May 2023, and added allegations of securities fraud under Sections 10 and 20 of the Securities Exchange Act of 1934. The action seeks unspecified compensatory damages, attorneys’ fees, and reasonable costs and expenses. Between August and December 2023, three separate stockholders’ derivative actions were filed in the United States District Court for the Southern District of New York and in December 2024 and March 2025, derivative actions were filed in Delaware Chancery Court, in each case against certain of Coupang’s former and current directors and current officers. Coupang was named as a nominal defendant in the various derivative actions. Aside from the aforementioned actions, there have been additional Delaware Section 220 records inspection demands. These derivative actions and related demands purport to assert claims on behalf of Coupang and make substantially similar factual allegations to Choi v. Coupang, Inc. et al., bringing claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of securities laws. The actions seek compensatory damages, governance reforms, and other relief. We intend to vigorously defend against the aforementioned actions. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time. Accordingly, we can provide no assurances as to the scope and outcome of these matters and no assurances as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected. In February and March 2025, we received demands on the Board of Directors alleging claims similar to those in the class and derivative actions and demanding civil actions by the Board against certain current and former directors and officers. Those demands have been provided to the Board of Directors to evaluate.
Korean Fair Trade Commission Investigations
In June 2021, the Korea Fair Trade Commission (the “KFTC”) initiated an investigation into a potential violation of the Monopoly Regulation and Fair Trade Act by two of our Korean subsidiaries, Coupang Corp. and Coupang Private Label Brands (“CPLB”), including certain alleged treatment of private labelled products provided by CPLB. In June 2024, the KFTC publicly announced that as a result of their investigation, they determined that Coupang Corp.’s product rankings disclosure violated Korean law (a regulatory finding subject to judicial review), and that they would impose an administrative fine on Coupang Corp., direct Coupang Corp. and CPLB to take certain related corrective actions, and refer the matter for criminal prosecution. In the second quarter of 2024, we accrued an administrative fine of approximately $121 million. Coupang Corp. will pay the administrative fine in six installments over two years and made the first payment in October 2024 and will make the last payment in June 2026.
In August 2024, Coupang Corp. and CPLB received the KFTC’s formal written decision, and in September 2024, Coupang Corp. and CPLB appealed such decision. That appeal is pending. Hearings of the administrative litigation action were held November

Coupang, Inc.	Q1 2025 Form 10-Q	14

2024 and March 2025, and a third hearing is scheduled for June 2025. Coupang Corp. and CPLB also filed a preliminary injunction with the Seoul High Court to stay the fine and corrective orders during the pendency of the appeal. In October 2024, the Seoul High Court granted Coupang Corp.’s and CPLB’s request for suspension of the KFTC’s corrective orders, but dismissed the request for a stay of the KFTC’s administrative fine. The KFTC subsequently appealed the Seoul High Court’s decision to grant a suspension of the corrective orders and in February 2025, the Supreme Court of Korea dismissed the KFTC’s appeal. In response to the KFTC’s criminal referral, the Seoul Eastern District Prosecutors’ Office initiated a criminal investigation into Coupang Corp. and CPLB.
The Seoul Eastern District Prosecutors’ Office issued an indictment dated May 1, 2025, on the same underlying facts as the administrative case. The maximum penalty under the indictment is a fine of approximately $200,000. We believe this is the first instance globally of a prosecution related to the sufficiency of product ranking disclosure, for which there are substantial defenses, and we will defend against the charges in court.
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
11.    Business Combinations – Farfetch
Farfetch Acquisition
On January 30, 2024, we completed the acquisition of Farfetch. We acquired Farfetch primarily to allow us to expand into luxury retail. We have accounted for this acquisition as a business combination. Total purchase consideration consisted of amounts previously funded to Farfetch under a loan prior to acquisition (the “Bridge Loan”) and required partial repayment of the Farfetch Term Loans at the close of the transaction.

(in millions)	Estimated Fair Value
Farfetch Term Loan repayment	$58
Bridge Loan contribution	150
Total purchase consideration	$208
Purchase Price Allocation
The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective estimated fair values. The allocation of purchase consideration, inclusive of measurement period adjustments, was as follows:

Coupang, Inc.	Q1 2025 Form 10-Q	15

(in millions)	Estimated Fair Value
Assets acquired
Cash and cash equivalents	$126
Accounts receivable, net	286
Inventories	305
Prepaids and other current assets	221
Intangible assets	325
Operating lease right-of-use assets	209
Other assets	318
Liabilities assumed
Accounts payable	(529)
Long-term debt	(557)
Operating lease obligations	(214)
Other liabilities	(343)
Net assets assumed	147
Noncontrolling interests	(78)
Goodwill on acquisition	139
Total consideration	$208
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
The identifiable intangible assets acquired were as follows:

(in millions, except years)	Weighted Average Useful Life	Estimated Fair Value
Brand trademarks	5 years	$130
Customer relationships	5 years	34
Supplier relationships	15 years	61
Developed technology	3 years	38
Brand licenses	8 years	62
Total intangible assets		$325
The results of Farfetch included in our condensed consolidated statement of operations since the closing of the acquisition were as follows:

Three Months Ended March 31, 2024
(in millions)
Total net revenues	$288
Net loss	$(122)

Coupang, Inc.	Q1 2025 Form 10-Q	16

Supplemental Pro Forma Information (Unaudited)
The following financial information presents our results as if the acquisition of Farfetch had occurred on January 1, 2023:

Three Months Ended March 31, 2024
(in millions)
Pro Forma Information
Total net revenues	$7,301
Net loss	$(120)
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
Following the Farfetch Acquisition, we have continued to undertake various restructuring actions, including the early exit of certain assumed contractual obligations. In February 2025, we entered into a settlement agreement and mutual release with Authentic Brands Group LLC related to a license agreement that terminated guaranteed minimum royalty payments totaling $264 million over the eight remaining years of the agreement.
Redeemable Noncontrolling Interests
In December 2023, we established the Limited Partnership for the purposes of providing the Bridge Loan and acquiring all of the business and assets of Farfetch. The Limited Partnership was initially owned 80.1% by Coupang, Inc. and 19.9% by certain funds advised or managed by Greenoaks Capital Partners, LLC (“Greenoaks”), a related party. The Limited Partnership is included in the Company’s consolidated operating results for the three months ended March 31, 2025 and 2024.
In February 2025, we acquired the remaining 40% of Palm Angels not owned by New Guards Group Holdings S.p.A. (“New Guards”), a subsidiary acquired in the Farfetch Acquisition, and subsequently sold the rights to the Palm Angels brand, as part of our Farfetch restructuring actions.
On April 7, 2025, we entered into a Master Transaction Agreement (the “Agreement”) with Greenoaks resulting in the indirect acquisition of the Limited Partnership partner units representing all of Greenoaks’ equity interest in the Limited Partnership, and all rights and obligations associated with such limited partner units. Concurrently with the execution of the Agreement, we paid to Greenoaks consideration consisting of a $14 million cash payment and the issuance of 5,465,099 shares of our Class A Common Stock.
Mr. Neil Mehta, a member of the Company’s Board of Directors, has served as a Managing Partner of Greenoaks since April 2012. Greenoaks and certain funds and accounts to which Greenoaks serves as the investment adviser and related persons or entities, including Mr. Mehta, have ownership in our Class A common stock.

Coupang, Inc.	Q1 2025 Form 10-Q	17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, as well as our audited consolidated financial statements included in our 2024 Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of our 2024 Form 10-K and the “Risk Factors” section of subsequent Quarterly Reports on Form 10-Q, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements. In the following discussion and analysis, amounts may not foot due to rounding.
Overview
Coupang is a technology and Fortune 200 company listed on the New York Stock Exchange (NYSE: CPNG) that provides retail, restaurant delivery, video streaming, and fintech services to customers around the world under brands that include Coupang, Eats, Play and Farfetch. Headquartered in the United States, Coupang has operations and support services in geographies including South Korea, Taiwan, Singapore, China, India and Europe. Coupang’s mission is to revolutionize the everyday lives of its customers and create a world where people wonder, “How did I ever live without Coupang?”
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
Farfetch Acquisition
In January 2024 we acquired the business and assets of Farfetch Holdings plc (“Farfetch”), a leading global marketplace for the luxury fashion industry. During 2024 and 2025, we have undertaken restructuring actions to reduce headcount and exit leases and licensing agreements associated with the Farfetch business. In February 2025, we entered into a settlement agreement and mutual release with Authentic Brands Group LLC related to a license agreement that terminated guaranteed minimum royalty payments totaling $264 million over the eight remaining years of the agreement.
Segment Information
Our segments reflect the way we evaluate our business performance and manage operations. See Note 3 — "Segment Reporting" to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Developing Offerings includes more nascent offerings and services, including Eats, our restaurant ordering and delivery service, Play, our online content streaming service in Korea, fintech, our retail operations in Taiwan, as well as advertising products associated with these offerings, and also includes Farfetch, our global luxury fashion marketplace. Revenues from Developing Offerings are primarily generated from Farfetch, Eats, and retail operations in Taiwan.

Coupang, Inc.	Q1 2025 Form 10-Q	18

Key Financial and Operating Highlights:

(in millions)	Three Months Ended March 31,		% Change
	2025	2024(1)
Total net revenues	$7,908	$7,114	11%
Total net revenues, constant currency(2)	$8,609		21%
Gross profit	$2,316	$1,929	20%
Net income (loss)	$114	$(24)	NM(3)
Net income (loss) margin	1.4%	(0.3)%
Adjusted EBITDA(2)	$382	$281	36%
Adjusted EBITDA margin(2)	4.8%	3.9%
Net cash provided by operating activities	$354	$212	67%
Free cash flow(2)	$116	$107	8%
Segment adjusted EBITDA:
Product Commerce	$550	$467	18%
Developing Offerings	$(168)	$(186)	(10)%

	Trailing Twelve Months Ended March 31,		% Change
(in millions)	2025	2024
Net cash provided by operating activities	$2,028	$2,363	(14)%
Free cash flow(2)	$1,025	$1,475	(31)%
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
(3)Non-meaningful.
Key Business Metrics

Three Months Ended
Net revenues per Product Commerce Active Customer	March 31,
2025	$294
2025 - constant currency	$321
2024	$302
Percentage change	(3)%
Percentage change - constant currency	6%

Three Months Ended
Product Commerce Active Customers (in millions)	March 31,
2025	23.4
2024	21.5
Percentage change	9%
Net Revenues per Product Commerce Active Customer and Constant Currency Net Revenues per Product Commerce Active Customer
Net revenues per Product Commerce Active Customer is the total Product Commerce net revenues generated in a period divided by the total number of Product Commerce Active Customers in that period. A key driver of growth is increasing the frequency and the level of spend of customers who are shopping on our Product Commerce apps or websites. We therefore view net revenues per Product Commerce Active Customer as a key indicator of engagement and retention of our customers and our ability to drive future revenue growth, though there may be a short-term dilutive impact when a large number of new Product Commerce active customers are added in a recent period.
Constant currency net revenues per Product Commerce Active Customer is the total Product Commerce net revenues translated using the prior period exchange rate to exclude the effect of foreign exchange rate movements divided by the total number of

Coupang, Inc.	Q1 2025 Form 10-Q	19

Product Commerce Active Customers in that period. Constant currency net revenues per Product Commerce Active Customer is a key indicator to evaluate net revenues per Product Commerce Active Customer between periods as it excludes the effects of foreign currency volatility that are not indicative of customer engagement and retention.
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
Results of Operations

	Three Months Ended March 31,
(in millions)	2025	2024(1)	% Change
Net retail sales	$6,088	$5,895	3%
Net other revenue	1,820	1,219	49%
Total net revenues	7,908	7,114	11%

Cost of sales	5,592	5,185	8%
Operating, general and administrative	2,162	1,889	14%
Total operating cost and expenses	7,754	7,074	10%

Operating income	154	40	NM(2)
Interest income	49	55	(11)%
Interest expense	(23)	(27)	(15)%
Other income (expense), net	36	(9)	NM(2)
Income before income taxes	216	59	NM(2)
Income tax expense	102	83	23%
Net income (loss)	$114	$(24)	NM(2)
(1)Includes results of operations of Farfetch from acquisition date, January 30, 2024.
(2)Non-meaningful.
Total Net Revenues
We categorize our total net revenues as (1) net retail sales and (2) net other revenue. Total net revenues incorporate reductions for estimated returns, promotional discounts, and earned loyalty rewards and exclude amounts collected on behalf of third parties, such as value added taxes. We periodically provide customers with promotional discounts to retail prices, such as percentage discounts and other similar offers, to incentivize increased customer spending and loyalty. These promotional discounts are discretionary and are reflected as reductions to the selling price and revenue recognized on each corresponding transaction. Loyalty rewards are offered as part of revenue transactions to all retail customers, whereby rewards are earned as a percentage of each purchase, for the customer to apply towards the purchase price of a future transaction. We defer a portion of revenue from each originating transaction, based on the estimated standalone selling price of the loyalty reward earned, and then recognize the revenue as the loyalty reward is redeemed in a future transaction, or when the reward expires. The amount of the deferred revenue related to these loyalty rewards is not material.

	Three Months Ended March 31,		% Change
(in millions)	2025	2024	As Reported	Constant Currency
Net retail sales	$6,088	$5,895	3%	13%
Net other revenue	1,820	1,219	49%	62%
Total net revenues	$7,908	$7,114	11%	21%

Coupang, Inc.	Q1 2025 Form 10-Q	20

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
The following table presents our total net revenues by segment.

	Three Months Ended March 31,		% Change
(in millions)	2025	2024	As Reported	Constant Currency
Product Commerce	$6,870	$6,494	6%	16%
Developing Offerings	1,038	620	67%	78%
Total net revenues	$7,908	$7,114	11%	21%
The increase in Product Commerce net revenues for the three months ended March 31, 2025 is primarily due to continued growth in our Product Commerce Active Customers and total net revenues per Product Commerce Active Customer, increasing 9% and 6%, year-over-year, respectively, excluding effects of foreign exchange rates, driven by increased customer engagement within and across more product categories. The growth rate for the three months ended March 31, 2025 was partially offset by a 10% negative impact from foreign exchange.
The increase in Developing Offerings net revenues for the three months ended March 31, 2025 is due to an increase in total net revenues in each of our growth initiatives in Developing Offerings, as we are seeing greater levels of customer engagement in these early-stage offerings.
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
Cost of sales increased $407 million or 8% mainly due to higher volume from increased sales and customer demand. Cost of sales as a percentage of revenue decreased from 72.9% for the three months ended March 31, 2024 to 70.7% for the three months ended March 31, 2025. The decrease in cost of sales as a percentage of revenue is primarily due to a decrease for Product Commerce from 71.7% for the three months ended March 31, 2024 to 68.7% for the three months ended March 31, 2025, resulting from an increased percentage of revenues earned from higher margin revenue categories and offerings, including revenue earned from Fulfillment and Logistics by Coupang (“FLC”) merchants as we see greater levels of merchant adoption and customer engagement, as well as continued supply chain optimization and further operational efficiencies.
Operating, General and Administrative Expenses
Operating, general and administrative expenses include all our operating costs excluding cost of sales, as described above. More specifically, these expenses include costs incurred in operating and staffing our fulfillment centers (including costs attributed to receiving, inspecting, picking, packaging, and preparing customer orders), customer service-related costs, payment processing fees, costs related to the design, execution, and maintenance of our technology infrastructure and online offerings, advertising costs, general corporate function costs, and related depreciation and amortization expense.
The increase for the three months ended March 31, 2025 primarily reflects increases in technology and infrastructure costs to support our continued growth. Operating, general and administrative expenses as a percentage of revenue increased from 26.6% for the three months ended March 31, 2024 to 27.3% for the three months ended March 31, 2025. The increase is due primarily to increased technology and infrastructure costs, partially offset by net restructuring gains for the three months ended March 31, 2025 compared to net restructuring costs in the prior year period of $58 million.
Interest Income
Interest income primarily consists of interest earned on our deposits held with financial institutions.
Interest income for the three months ended March 31, 2025 remained relatively flat when compared with the prior year period due to consistent cash balances and stable interest rates.

Coupang, Inc.	Q1 2025 Form 10-Q	21

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
The decrease in our effective income tax rate for the three months ended March 31, 2025 is primarily due to the loss before income taxes incurred by Farfetch in the comparable period with no offsetting tax benefit, and the decrease in U.S. taxes on foreign earnings.
Our effective rates for the three months ended March 31, 2025 and 2024 differed from the federal statutory rate due to the impact of valuation allowances on our deferred tax assets, and tax credits used for the period, and the mix of our income before income taxes generated across the various jurisdictions in which we operate, including the impact of international provisions of the Tax Cuts and Jobs Act and permanent differences from non-deductible expenses. We expect that our effective tax rate in future periods will continue to differ significantly from the applicable statutory rate.
Segment Gross Profit and Adjusted EBITDA
Segment gross profit is defined as net revenues less cost of sales attributable to each reportable segment. Gross margin is defined as gross profit divided by net revenues attributable to each reportable segment.
Segment adjusted EBITDA is defined as income (loss) before income taxes for a period before depreciation and amortization, equity-based compensation expense, interest expense, interest income, other income (expense), net, impairments and other items that we do not believe are reflective of our ongoing operations associated with our segments.

	Three Months Ended March 31,
(in millions)	2025	2024	% Change
Gross profit
Product Commerce	$2,151	$1,836	17%
Developing Offerings	165	93	77%
Gross profit	$2,316	$1,929	20%

Adjusted EBITDA
Product Commerce	$550	$467	18%
Developing Offerings	(168)	(186)	(10)%
Adjusted EBITDA(1)	$382	$281	36%
(1)See “Non-GAAP Financial Measures” below for the reconciliation of the non-GAAP measures with their comparable amounts prepared in accordance with U.S. GAAP.
Product Commerce
The increase in gross profit for the three months ended March 31, 2025 was primarily due to an increase in revenue of $376 million compared to the prior year period. Gross profit grew at a faster rate than net revenues due to an increased percentage of revenues earned from higher margin revenue categories and offerings, including revenue earned from FLC merchants as we see greater levels of merchant adoption and customer engagement, as well as continued supply chain optimization and further operational efficiencies.
The increase in Product Commerce adjusted EBITDA for the three months ended March 31, 2025 was primarily due to the increase in gross profit described above.
Developing Offerings
The increase in gross profit for the three months ended March 31, 2025 was consistent with the increase in revenue described above.
The decreased loss for the three months ended March 31, 2025 in Developing Offerings adjusted EBITDA was primarily the result of improved unit economics for Eats and ongoing cost reduction efforts for Farfetch.

Coupang, Inc.	Q1 2025 Form 10-Q	22

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

Constant Currency Revenue Growth	• Constant currency revenue growth (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.

Coupang, Inc.	Q1 2025 Form 10-Q	23

Reconciliation of GAAP to Non-GAAP Measures
Free Cash Flow

	Three Months Ended March 31,		Trailing Twelve Months Ended March 31,
(in millions)	2025	2024	2025	2024
Net cash provided by operating activities	$354	$212	$2,028	$2,363
Adjustments:
Purchases of land and buildings	(49)	(10)	(284)	(357)
Purchases of equipment	(190)	(97)	(727)	(551)
Total purchases of property and equipment	(239)	(107)	(1,011)	(908)
Proceeds from sale of property and equipment	1	2	8	20
Total adjustments	$(238)	$(105)	$(1,003)	$(888)
Free cash flow	$116	$107	$1,025	$1,475
Net cash used in investing activities	$(213)	$(117)	$(915)	$(961)
Net cash (used in) provided by financing activities	$16	$52	$(105)	$173
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,
(in millions)	2025	2024
Total net revenues	$7,908	$7,114

Net income (loss)	114	(24)
Net income (loss) margin	1.4%	(0.3)%
Adjustments:
Depreciation and amortization	122	95
Interest expense	23	27
Interest income	(49)	(55)
Income tax expense	102	83
Other (income) expense, net	(36)	9
Acquisition and restructuring related (gains) and losses, net	(15)	58
Equity-based compensation	121	88
Adjusted EBITDA	$382	$281
Adjusted EBITDA margin	4.8%	3.9%

Constant Currency Revenue and Constant Currency Revenue Growth

	Three Months Ended March 31,				Year over Year Growth
	2025			2024
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$6,088	$545	$6,633	$5,895	3%	13%
Net other revenue	1,820	156	1,976	1,219	49%	62%
Total net revenues	$7,908	$701	$8,609	$7,114	11%	21%

Net Revenues by Segment
Product Commerce	$6,870	$635	$7,505	$6,494	6%	16%
Developing Offerings	1,038	66	1,104	620	67%	78%
Total net revenues	$7,908	$701	$8,609	$7,114	11%	21%

Coupang, Inc.	Q1 2025 Form 10-Q	24

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our primary sources of liquidity are cash on hand, supplemented through various debt financing arrangements and sales of our equity securities. We had total cash, cash equivalents and restricted cash of $6.2 billion as of March 31, 2025, the majority of which was held by foreign subsidiaries and may not be freely transferable to the United States due to local laws or other restrictions. Additionally, we had $902 million available under our revolving credit facilities as of March 31, 2025.
The ability of certain subsidiaries to transfer funds or pay dividends to Coupang, Inc. is also restricted due to terms which require the subsidiaries to meet certain financial covenants, including requirements to maintain a positive net equity balance or having current period income.
As of March 31, 2025 and December 31, 2024, we had stockholders’ equity of $4.4 billion and $4.1 billion, respectively. We may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, particularly with respect to our Developing Offerings segment, which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and planned expansion of services, we plan to acquire and build new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next three years. These contracts have remaining capital expenditures commitments of $286 million as of March 31, 2025. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.
Stock Repurchase Program
In May 2025, our Board of Directors authorized a stock repurchase program for up to $1 billion of our outstanding shares of our Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means in accordance with applicable securities laws and other restrictions. The program has no expiration date, and we are not obligated to repurchase any portion of our total authorization.
Changes in our cash flows were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024	Change
Net cash provided by operating activities	$354	$212	$142
Net cash used in investing activities	(213)	(117)	(96)
Net cash provided by financing activities	16	52	(36)
Operating Activities

	Three Months Ended March 31,
(in millions)	2025	2024	Change
Net income (loss)	$114	$(24)	$138
Adjustments to reconcile net income (loss) to net cash provided by operating activities	427	420	7
Change in operating assets and liabilities	(187)	(184)	(3)
Net cash provided by operating activities	$354	$212	$142
The year-over-year change in operating cash flow was driven by a $138 million increase in net income, which resulted in net income for the current period, compared to a net loss for the prior-year period.
Investing Activities
The increase in cash outflow was mainly driven by a $132 million increase in purchases of property and equipment, primarily related to investments made in our fulfillment and logistics infrastructure.
Financing Activities
The cash inflow was primarily driven by a $281 million increase in proceeds from the issuance of debt and short-term borrowings, partially offset by a $250 million increase in repayments of debt and short-term borrowings, both of which were due to the timing of maturities.

Coupang, Inc.	Q1 2025 Form 10-Q	25

We believe that our liquidity requirements, including our operating, investing and financing needs, will be met by our cash flow from operations, as well as by our balance of cash, cash equivalents and restricted cash and our credit facilities for at least the next 12 months. However, we may need additional cash resources in the future if we find and pursue other opportunities for investment, acquisition, strategic cooperation, or other similar actions, which may include investing in technology, our logistics and fulfillment infrastructure, or related talent. If we determine that our cash requirements exceed our amounts of cash on hand or if we decide to change our capital structure, we may seek to issue additional debt or equity securities or obtain credit facilities or other sources of financing. This financing may not be available on favorable terms, or at all.
Capital Resources
We have entered into material unconditional purchase obligations. These contractual commitments primarily relate to the purchase of technology related services, fulfillment center construction contracts, and content and software licenses, and during the three months ended March 31, 2025, we entered into a new purchase obligation with remaining payments of $328 million through 2030.
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
Refer to Note 14 — "Commitments and Contingencies" of our consolidated financial statements in Part II, Item 8 of our 2024 Form 10-K for disclosure of our minimum contractual commitments.
Our short-term and long-term borrowings generally include lines of credit with financial institutions available to be drawn upon for general operating purposes.
Farfetch Term Loans
In January 2025, the syndicated term loans assumed by Surpique LP (the “Limited Partnership”) as part of the Farfetch Acquisition (“Farfetch Term Loans”) were amended to (i) waive technical defaults that resulted from our restructuring actions related to Farfetch subsidiaries in Italy and (ii) require loan prepayment (not to exceed $125 million) from restricted cash proceeds received for Italian VAT receivables and the Limited Partnership in turn extended its commitment to provide the remaining $148 million cash contribution to the earlier of the loan repayment date or April 2028. Coupang, Inc. has not provided any security or guaranty of repayment of the Farfetch Term Loans and is not obligated to provide additional cash funding to Farfetch beyond the Limited Partnership’s remaining commitment.
Refer to Note 13 — "Short-Term Borrowings and Long-Term Debt" of our consolidated financial statements in Part II, Item 8 of our 2024 Form 10-K for disclosure of our debt obligations and collateral.
Critical Accounting Policies and Estimates
We prepare our financial statements in accordance with U.S. GAAP. Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For a discussion of our critical accounting policies and estimates, refer to the section entitled “Critical Accounting Policies and Estimates” in our 2024 Form 10-K.
Other significant accounting policies are also discussed in Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of our 2024 Form 10-K.

Coupang, Inc.	Q1 2025 Form 10-Q	26

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
Interest Rate Risk
As of March 31, 2025, we had cash, cash equivalents, and restricted cash of $6.2 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from our variable rate debt as well as our undrawn revolving credit agreements. Borrowings issued at variable rates expose us to variability in cash flows. We are a party to interest rate swap agreements to reduce some of our exposure to interest rate volatility of certain term loans. Our policy, in the management of interest rate risk, is to structure a reasonable balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates, and the Farfetch Term Loans which carry a variable interest rate. As of March 31, 2025, there was a balance of $621 million outstanding on credit facilities with variable interest rates. Any future borrowings incurred under our revolving credit facilities would accrue interest at rates subject to current market conditions.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Increases or decreases in the value of the USD affect the value of financial statement line items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of approximately $694 million and an immaterial impact on net income for the three months ended March 31, 2025.
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

Coupang, Inc.	Q1 2025 Form 10-Q	27

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2025, our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, and subject to the below exclusion, our CEO and CFO have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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
The unremediated material weakness identified and disclosed by Farfetch Limited preceded the Farfetch Acquisition and related to the operating effectiveness of certain business process and information technology controls in the New Guards business. As previously disclosed in the 2024 Form 10-K, in accordance with the interpretive guidance issued by the SEC staff, management excluded Farfetch from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during the fiscal year ended December 31, 2024. While we did not include Farfetch in our assessment of internal control over financial reporting as of December 31, 2024, we determined the material weakness previously disclosed by Farfetch Limited was not fully remediated as of December 31, 2024 and, based on our preliminary assessment, could result in a material misstatement of our annual or interim consolidated financial statements that will not be prevented or detected on a timely basis.

As a result of the ongoing business restructuring and divestiture activities related to the New Guards business, and upon further review and assessment of the impact of Farfetch on the Company’s internal control over financial reporting during the quarter ended March 31, 2025, we now believe that it is not reasonably possible for the material weakness previously disclosed by Farfetch Limited to result in a material misstatement such that the combination of deficiencies previously identified is not a material weakness.
Changes in Internal Control over Financial Reporting
As noted above, we believe the material weakness previously disclosed by Farfetch Limited no longer exists because of ongoing business restructuring and divestiture activities related to the New Guards business. There was no other change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Coupang, Inc.	Q1 2025 Form 10-Q	28

Part II.   Other Information

Item 1. Legal Proceedings
The information set forth under Note 10 — "Commitments and Contingencies" in our accompanying notes to the condensed consolidated financial statements under the caption “Legal Matters” is incorporated herein by reference.

Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties disclosed in Part 1, Item 1A, under the caption “Risk Factors,” of our 2024 Form 10-K, which risks could materially and adversely affect our business, results of operations, financial condition, and liquidity. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors may not be the only ones that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating globally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
c) Trading Plans
During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Coupang, Inc.	Q1 2025 Form 10-Q	29

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40115	3.1	November 12, 2021
3.2	Amended and Restated Bylaws of the Registrant.		8-K	001-40115	3.1	June 27, 2024
31.1	Chief Executive Officer Section 302 Certification	X
31.2	Chief Financial Officer Section 302 Certification	X
32.1*	Chief Executive Officer Section 906 Certification	X
32.2*	Chief Financial Officer Section 906 Certification	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

*	Indicates furnished exhibit

Coupang, Inc.	Q1 2025 Form 10-Q	30

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Jonathan Lee
Jonathan Lee
Chief Accounting Officer (Principal Accounting Officer)

Dated: May 6, 2025

Coupang, Inc.	Q1 2025 Form 10-Q	31