Form 10-Q
period 2025-06-30
Coupang, Inc.
filed 2025-08-05
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, there were 1,665,262,233 shares of the registrant’s Class A common stock and 157,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2025

Coupang, Inc.	Q2 2025 Form 10-Q	1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding, and potential fluctuations in, our future operating and financial performance, including our ability to achieve, maintain and increase long-term future profitability;
•our ability to successfully execute our business and growth strategy;
•the continued growth of the retail market, changes in consumer preferences and spending patterns, and the increased acceptance of online transactions by potential customers;
•the size of our addressable market segments, market share, and market trends;
•our ability to compete in our industry;
•our ability to maintain and improve our market position;
•our ability to manage expansion into new geographies and offerings;
•our ability to effectively manage the continued growth of our workforce and operations;
•our planned investments in new products and offerings, and the effect of these investments on our results of operations;
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
•the outcomes of any claims, litigation, governmental audits, inspections, and investigations; and
•the other factors set forth in Part 1, Item 1A, under the caption “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”).
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

Coupang, Inc.	Q2 2025 Form 10-Q	2

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
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://ir.aboutcoupang.com), our filings with the Securities and Exchange Commission (the “SEC”), webcasts, press releases, conference calls, and social media. We use these mediums to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our investor relations website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our investor relations website. Notwithstanding the foregoing, the information contained on our investor relations website as referenced in this paragraph is not incorporated by reference into this Form 10-Q or any other report or document we file with the SEC.

Coupang, Inc.	Q2 2025 Form 10-Q	3

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net retail sales	$6,507	$5,779	$12,595	$11,674
Net other revenue	2,017	1,544	3,837	2,763
Total net revenues	8,524	7,323	16,432	14,437

Cost of sales	5,963	5,181	11,555	10,366
Operating, general and administrative	2,412	2,167	4,574	4,056
Total operating cost and expenses	8,375	7,348	16,129	14,422

Operating income (loss)	149	(25)	303	15

Interest income	51	53	100	108
Interest expense	(25)	(37)	(48)	(64)
Other income, net	19	12	55	3
Income before income taxes	194	3	410	62

Income tax expense	163	108	265	191

Net income (loss)	$31	$(105)	$145	$(129)
Net (loss) income attributable to noncontrolling interests	(1)	(28)	6	(57)
Net income (loss) attributable to Coupang stockholders	$32	$(77)	$139	$(72)

Earnings per share
Basic	$0.02	$(0.04)	$0.08	$(0.04)
Diluted	$0.02	$(0.04)	$0.08	$(0.04)
Weighted-average shares outstanding
Basic	1,817	1,789	1,812	1,791
Diluted	1,855	1,789	1,847	1,791
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2025 Form 10-Q	4

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$31	$(105)	$145	$(129)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	153	(79)	148	(184)
Actuarial gain on defined severance benefits, net of tax	3	2	5	3
Total other comprehensive income (loss)	156	(77)	153	(181)

Comprehensive income (loss)	187	(182)	298	(310)
Comprehensive (loss) income attributable to noncontrolling interests	(1)	(28)	3	(57)
Comprehensive income (loss) attributable to Coupang stockholders	$188	$(154)	$295	$(253)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2025 Form 10-Q	5

COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$6,796	$5,879
Restricted cash	93	151
Accounts receivable, net	499	407
Inventories	2,285	2,099
Prepaids and other current assets	503	458
Total current assets	10,176	8,994

Property and equipment, net	3,424	2,813
Operating lease right-of-use assets	2,540	2,016
Intangible assets, net	210	271
Deferred tax assets	646	622
Long-term lease deposits and other	835	628
Total assets	$17,831	$15,344

Liabilities, redeemable noncontrolling interests, and equity
Accounts payable	$6,487	$5,554
Accrued expenses	430	461
Deferred revenue	188	141
Short-term borrowings	785	479
Current portion of long-term debt	169	66
Current portion of long-term operating lease obligations	505	422
Other current liabilities	805	593
Total current liabilities	9,369	7,716

Long-term debt	850	988
Long-term operating lease obligations	2,270	1,770
Defined severance benefits and other	657	693
Total liabilities	13,146	11,167

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	—	75

Equity
Common stock	—	—
Class A — shares authorized 10,000, outstanding 1,661 and 1,643 Class B — shares authorized 250, outstanding 158 and 158
Additional paid-in capital	9,025	8,736
Accumulated other comprehensive loss	(250)	(404)
Accumulated deficit	(4,090)	(4,229)
Noncontrolling interests	—	(1)
Total equity	4,685	4,102
Total liabilities, redeemable noncontrolling interests, and equity	$17,831	$15,344
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2025 Form 10-Q	6

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(unaudited)

	Redeemable Noncontrolling Interests	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2023	$15	1,791	$—	$8,489	$(17)	$(4,383)	$—	$4,089
Net (loss) income	(25)	—	—	—	—	5	(4)	1
Capital contributions from noncontrolling interest holders	55	—	—	—	—	—	—	—
Recognition of noncontrolling interest upon acquisition	69	—	—	—	—	—	10	10
Foreign currency translation adjustments, net of tax	—	—	—	—	(105)	—	—	(105)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	1	—	—	1
Issuance of common stock upon exercise of stock options	—	—	—	1	—	—	—	1
Issuance of common stock upon settlement of restricted stock units	—	4	—	—	—	—	—	—
Equity-based compensation	—	—	—	88	—	—	—	88
Balance as of March 31, 2024	$114	1,795	$—	$8,578	$(121)	$(4,378)	$6	$4,085
Net loss	(21)	—	—	—	—	(77)	(7)	(84)
Foreign currency translation adjustments, net of tax	(1)	—	—	—	(79)	—	—	(79)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	2	—	—	2
Issuance of common stock upon exercise of stock options	—	1	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	4	—	—	—	—	—	—
Repurchase of Class A common stock	—	(10)	—	(178)	—	—	—	(178)
Equity-based compensation	—	—	—	109	—	—	—	109
Balance as of June 30, 2024	$92	1,790	$—	$8,509	$(198)	$(4,455)	$(1)	$3,855

Coupang, Inc.	Q2 2025 Form 10-Q	7

	Redeemable Noncontrolling Interests	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2024	$75	1,801	$—	$8,736	$(404)	$(4,229)	$(1)	$4,102
Net income	4	—	—	—	—	107	3	110
Foreign currency translation adjustments, net of tax	(3)	—	—	—	(2)	—	—	(2)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	2	—	—	2
Issuance of common stock upon settlement of restricted stock units	—	6	—	—	—	—	—	—
Re-measurement of noncontrolling interest	3	—	—	(3)	—	—	—	(3)
Equity-based compensation	—	—	—	121	—	—	—	121
Acquisition of noncontrolling interest	(51)	—	—	44	—	—	—	44
Dividends paid to noncontrolling interest	(4)	—	—	—	—	—	—	—
Balance as of March 31, 2025	$24	1,807	$—	$8,898	$(404)	$(4,122)	$2	$4,374
Net income (loss)	—	—	—	—	—	32	(1)	31
Foreign currency translation adjustments, net of tax	—	—	—	—	153	—	—	153
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	3	—	—	3
Issuance of common stock upon exercise of stock options	—	1	—	3	—	—	—	3
Issuance of common stock upon settlement of restricted stock units	—	6	—	—	—	—	—	—
Equity-based compensation	—	—	—	113	—	—	—	113
Acquisition of noncontrolling interest	(24)	5	—	11	(2)	—	(1)	8
Balance as of June 30, 2025	$—	1,819	$—	$9,025	$(250)	$(4,090)	$—	$4,685
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2025 Form 10-Q	8

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Operating activities
Net income (loss)	$145	$(129)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	248	201
Provision for severance benefits	115	90
Equity-based compensation	234	197
Non-cash operating lease expense	237	211
Deferred income taxes	23	103
Other	89	118
Change in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(80)	23
Inventories	(110)	(163)
Other assets	(276)	(132)
Accounts payable	370	351
Accrued expenses	(55)	111
Other liabilities	(41)	(105)
Net cash provided by operating activities	899	876

Investing activities
Purchases of property and equipment	(538)	(285)
Proceeds from sale of property and equipment	2	4
Net cash acquired in acquisition	—	68
Other investing activities	24	(82)
Net cash used in investing activities	(512)	(295)

Financing activities
Proceeds from issuance of common stock, equity-based compensation plan	3	1
Repurchase of Class A common stock	—	(178)
Proceeds from short-term borrowings and long-term debt	781	104
Repayment of short-term borrowings and long-term debt	(649)	(62)
Other financing activities	(27)	55
Net cash provided by (used in) financing activities	108	(80)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	363	(304)
Net increase in cash and cash equivalents and restricted cash	858	197
Cash and cash equivalents and restricted cash, as of beginning of period	6,031	5,597
Cash and cash equivalents and restricted cash, as of end of period	$6,889	$5,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2025 Form 10-Q	9

COUPANG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Coupang, Inc. (“Coupang” or the “Company”) together with its consolidated subsidiaries (collectively, “we,” “us,” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.
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
Farfetch Acquisition
In January 2024, we acquired the business and assets of Farfetch Holdings plc (“Farfetch”), a leading global marketplace for the luxury fashion industry (the “Farfetch Acquisition”). Refer to Note 11 — "Business Combinations - Farfetch" for additional information.
Recent Accounting Pronouncements Yet To Be Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” The standard requires disclosure of specific categories of an entity’s income tax expenses and income taxes paid among other disclosures. Early adoption is allowed under the standard. The ASU is effective for our 2025 annual period and can be applied either prospectively or retrospectively. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and we expect the adoption of the standard will impact certain of our income tax disclosures.
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
2.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net retail sales	$6,507	$5,779	$12,595	$11,674
Third-party merchant services	1,755	1,374	3,317	2,421
Other revenue	262	170	520	342
Total net revenues	$8,524	$7,323	$16,432	$14,437
This level of revenue disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Net retail sales are recognized from owned inventory product sales to consumers. Third-party merchant services represent commissions, advertising, and delivery fees from merchants and restaurants that sell their products through our online businesses. Other revenue includes revenue from our Rocket WOW membership program and various other offerings.
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in “Deferred revenue” on the condensed consolidated balance sheets. We recognized revenue of $139 million and $92 million for the six

Coupang, Inc.	Q2 2025 Form 10-Q	10

months ended June 30, 2025 and 2024, respectively, primarily related to payments in advance of products and services delivered which were included in “Deferred revenue” on the consolidated balance sheets as of the beginning of the respective years.
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
Product Commerce primarily includes our core Korean retail (owned inventory) and marketplace offerings (third-party merchants) and Rocket Fresh, our fresh grocery category offering, as well as advertising products associated with these offerings. Revenues from Product Commerce are derived primarily from online product sales of owned inventory to customers in Korea, commissions and logistics and fulfillment fees from merchants that sell products through our mobile application and website, and from our Rocket WOW membership program.
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
The CODM uses two profitability measures, Segment Gross Profit and Segment Adjusted EBITDA, in assessing segment performance and allocating resources to each segment. Segment Gross Profit and Segment Adjusted EBITDA are evaluated on a monthly basis by our CODM by monitoring actual results versus prior periods. This comparison is performed to make strategic assessments and decisions regarding segment profitability, resource allocation, pricing strategies and cost optimization, and whether to reinvest profits into each of these segments or into other initiatives.
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

Coupang, Inc.	Q2 2025 Form 10-Q	11

Reportable segment financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net revenues
Product Commerce	$7,334	$6,431	$14,204	$12,925
Developing Offerings	1,190	892	2,228	1,512
Total net revenues	$8,524	$7,323	$16,432	$14,437
Cost of sales
Product Commerce	$4,944	$4,481	$9,663	$9,139
Developing Offerings	1,019	700	1,892	1,227
Total cost of sales	$5,963	$5,181	$11,555	$10,366
Gross profit
Product Commerce	$2,390	$1,950	$4,541	$3,786
Developing Offerings	171	192	336	285
Total gross profit	$2,561	$2,142	$4,877	$4,071
Other segment items (1)
Product Commerce	1,727	1,420	3,328	2,789
Developing Offerings	406	392	739	671
Total other segment items	$2,133	$1,812	$4,067	$3,460
Segment adjusted EBITDA
Product Commerce	$663	$530	$1,213	$997
Developing Offerings	(235)	(200)	(403)	(386)
Total segment adjusted EBITDA	$428	$330	$810	$611
(1)Other segment items relate to operating, general and administrative expense, excluding depreciation and amortization, equity-based compensation expense, impairments and other items that we do not believe are reflective of our ongoing operations. The CODM does not regularly review disaggregated expense information included within “Other segment Items” for any individual segment.
Reconciliations of segment profit or loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Total gross profit	2,561	2,142	4,877	4,071
Operating, general and administrative	(2,412)	(2,167)	(4,574)	(4,056)
Interest expense	(25)	(37)	(48)	(64)
Interest income	51	53	100	108
Other income, net	19	12	55	3
Income before income taxes	$194	$3	$410	$62

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Total segment adjusted EBITDA	$428	$330	$810	$611
Depreciation and amortization	$(126)	$(106)	$(248)	$(201)
Equity-based compensation	(113)	(109)	(234)	(197)
Acquisition and restructuring related losses, net	(40)	(19)	(25)	(77)
KFTC administrative fine (see Note 10)	—	(121)	—	(121)
Interest expense	(25)	(37)	(48)	(64)
Interest income	51	53	100	108
Other income, net	19	12	55	3
Income before income taxes	$194	$3	$410	$62
Note: Amounts may not foot due to rounding.

Coupang, Inc.	Q2 2025 Form 10-Q	12

4.    Defined Severance Benefits
Net periodic benefit costs consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Current service costs	$52	$39	$102	$79
Interest cost	4	4	8	8
Amortization of:
Prior service cost	—	1	—	1
Net actuarial loss	3	1	5	2
Net periodic benefit cost	$59	$45	$115	$90
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
The decrease in our effective tax rate for the three and six months ended June 30, 2025 is primarily due to the loss before income taxes incurred by Farfetch in the prior year period, with no offsetting tax benefit, the impact of the non-deductible KFTC administrative fine (the “administrative fine”) in the prior year period discussed in Note 10 — "Commitments and Contingencies", and the decrease in U.S. taxes on foreign earnings.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA introduces a broad range of tax reform provisions, including modifications to the international tax framework and changes to certain business-related exclusions, deductions, and credits. Certain provisions are effective starting in 2025. As the effects of changes in tax rates and laws are recognized in the period of enactment, the impacts of the OBBBA are not included in our results for the six months ended June 30, 2025. We are currently assessing its impact on our condensed consolidated financial statements.
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

Coupang, Inc.	Q2 2025 Form 10-Q	13

The following table presents the calculation of basic and diluted earnings per share attributable to Coupang stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Coupang stockholders	$32	$(77)	$139	$(72)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	1,817	1,789	1,812	1,791
Dilutive effect of equity compensation awards	38	—	35	—
Diluted	1,855	1,789	1,847	1,791

Earnings per share:
Basic	$0.02	$(0.04)	$0.08	$(0.04)
Diluted	$0.02	$(0.04)	$0.08	$(0.04)

Anti-dilutive shares	—	34	—	28
Note: Amounts may not foot due to rounding.
7.    Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported in one of the three levels reflecting the significant inputs used to determine fair value.
The following table summarizes our financial assets and financial liabilities that are measured at fair value on a recurring basis:

(in millions)	Classification	Measurement Level	June 30, 2025	December 31, 2024
Financial assets
Money market trust	Cash and cash equivalents	Level 1	$1,837	$1,755
Money market fund	Cash and cash equivalents	Level 1	$1,548	$828
Money market trust	Restricted cash	Level 1	$91	$83
8.    Supplemental Financial Information
Supplemental Disclosure of Cash flow Information

	Six Months Ended June 30,
(in millions)	2025	2024
Supplemental disclosure of cash flow information
Cash paid for the amount used to measure the operating lease liabilities	$291	$274
Operating lease assets obtained in exchange for lease obligations	$368	$663
Net increase to operating lease right-of-use assets resulting from remeasurements of lease obligations	$235	$43
Non-cash investing and financing activities
Increase in property and equipment-related accounts payable	$60	$47

Coupang, Inc.	Q2 2025 Form 10-Q	14

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown within the consolidated statements of cash flows.

(in millions)	June 30, 2025	December 31, 2024
Current assets
Cash and cash equivalents	$6,796	$5,879
Restricted cash	93	151
Noncurrent assets
Restricted cash included in long-term leasehold deposits and other	—	1
Total cash, cash equivalents, and restricted cash	$6,889	$6,031
Supplier Financing Arrangements
Confirmed invoices owed to financial institutions under supplier financing arrangements were as follows:

(in millions)	June 30, 2025	December 31, 2024
Amounts included in accounts payable	$467	$443
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on our defined severance benefits. As of June 30, 2025 and December 31, 2024, the ending balance in accumulated other comprehensive income (loss) related to foreign currency translation adjustments was $(160) million and $(309) million, respectively, and the amount related to actuarial losses on defined severance benefits was $(90) million and $(95) million, respectively.
Stock Repurchase Program
In May 2025, our Board of Directors authorized a stock repurchase program for up to $1 billion of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means in accordance with applicable securities laws and other restrictions. The program has no expiration date, and we are not obligated to repurchase any portion of our total authorization. There were no repurchases of our Class A common stock during the three and six months ended June 30, 2025.
9.    Short-term Borrowings and Long-term Debt
Revolving Credit Facility
In June 2025, we entered into a five-year revolving credit agreement (the “Revolving Credit Facility”), replacing our prior revolving credit and guaranty agreement entered into in February 2021, which was terminated in connection with the entry into the new Revolving Credit Facility. The Revolving Credit Facility provides for syndicated, unsecured revolving loans with a total borrowing capacity of up to $1.5 billion. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable benchmark rate, including but not limited to Term Secured Overnight Financing Rate (Term SOFR), plus an applicable margin ranging from 0.75% to 1.25%. The Revolving Credit Facility contains customary affirmative and negative covenants, including certain financial covenants. As of June 30, 2025, there was no balance outstanding on the Revolving Credit Facility.
In July 2025, we borrowed $425 million under the Revolving Credit Facility primarily to finance the redemption of the syndicated term loans assumed by Surpique LP (the “Limited Partnership”) as part of the Farfetch Acquisition (“Farfetch Term Loans”).
Farfetch Term Loans
As of June 30, 2025, $392 million was outstanding under the Farfetch Term Loans.
In July 2025, we fully redeemed the Farfetch Term Loans financed by borrowings under our Revolving Credit Facility.
Our long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rates for similar types of borrowing arrangements. The carrying amount of long-term debt approximates its fair value as of June 30, 2025 and December 31, 2024 due primarily to the interest rates approximating market interest rates.
We were in compliance with the financial covenants for each of our borrowings and debt agreements as of June 30, 2025.

Coupang, Inc.	Q2 2025 Form 10-Q	15

10.    Commitments and Contingencies
Commitments
Long-term contractual commitments primarily include operating leases, long-term debt, and unconditional purchase obligations. Unconditional purchase obligations include legally binding contracts with terms in excess of one year that are not reflected on the consolidated balance sheets. These contractual commitments primarily relate to purchases of technology related services, fulfillment center construction contracts, content, and software licenses. During the six months ended June 30, 2025, we entered into various new unrecognized long-term contract commitments with remaining payments as of June 30, 2025 of $668 million through 2033. For contracts with variable terms, we do not estimate the total obligation beyond any minimum pricing as of the reporting date.
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
Litigation
On August 26, 2022, a putative class action was filed on behalf of all purchasers of Coupang Class A common stock pursuant and/or traceable to Coupang’s registration statement issued in connection with our initial public offering. Choi v. Coupang, Inc. et al. was brought against Coupang and certain of its former and current directors, current officers, and certain underwriters of the offering. The action was filed in the United States District Court for the Southern District of New York alleging inaccurate and misleading or omitted statements of material fact in Coupang's Registration Statement in violation of Sections 11, 12, and 15 of the Securities Act of 1933. The action was amended in May 2023, and added allegations of securities fraud under Sections 10 and 20 of the Securities Exchange Act of 1934. The action seeks unspecified compensatory damages, attorneys’ fees, and reasonable costs and expenses. Between August and December 2023, three separate stockholders’ derivative actions were filed in the United States District Court for the Southern District of New York and in December 2024 and March 2025, derivative actions were filed in Delaware Chancery Court, in each case against certain of Coupang’s former and current directors and current officers. Coupang was named as a nominal defendant in the various derivative actions. Aside from the aforementioned actions, there have been additional Delaware Section 220 records inspection demands. These derivative actions and related demands purport to assert claims on behalf of Coupang and make substantially similar factual allegations to Choi v. Coupang, Inc. et al., bringing claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of securities laws. The actions seek compensatory damages, governance reforms, and other relief. We intend to vigorously defend against the aforementioned actions. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time. Accordingly, we can provide no assurances as to the scope and outcome of these matters and no assurances as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected. In February and March 2025, we received demands on the Board of Directors alleging claims similar to those in the class and derivative actions and demanding civil actions by the Board against certain current and former directors and officers. Those demands have been provided to the Board of Directors to evaluate.
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
In August 2024, Coupang Corp. and CPLB received the KFTC’s formal written decision, and in September 2024, Coupang Corp. and CPLB appealed such decision. That appeal is pending. Hearings of the administrative litigation action were held in November 2024, March 2025, June 2025, July 2025, and a fifth hearing is scheduled for September 2025. Coupang Corp. and CPLB also filed a preliminary injunction with the Seoul High Court to stay the fine and corrective orders during the pendency of the appeal. In October 2024, the Seoul High Court granted Coupang Corp.’s and CPLB’s request for suspension of the KFTC’s corrective orders,

Coupang, Inc.	Q2 2025 Form 10-Q	16

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
The Seoul Eastern District Prosecutors’ Office issued an indictment dated May 1, 2025, on the same underlying facts as the administrative case, and the first hearing is scheduled for October 2025. The maximum penalty under the indictment is a fine of approximately $200,000. We intend to vigorously defend against these charges in court.
The KFTC is also investigating Coupang Corp. on other matters related to the alleged violations of certain KFTC regulations. Coupang Corp. is diligently cooperating with these investigations, and actively defending its practices as appropriate.
Under Korean law, the issues addressed in the investigations can be resolved through civil, administrative, or criminal proceedings. The ultimate case resolution could include fines, orders to alter our processes or procedures, and criminal investigations or charges against individuals or us. We cannot reasonably estimate any penalties, loss or range of loss that may arise from these other KFTC investigations, in excess of the amounts accrued. Accordingly, we can provide no assurance as to the scope and outcome of these matters and no assurance as to whether our business, financial position, results of operations, or cash flows will not be materially adversely affected.
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

Coupang, Inc.	Q2 2025 Form 10-Q	17

The identifiable intangible assets acquired were as follows:

(in millions, except years)	Weighted Average Useful Life	Estimated Fair Value
Brand trademarks	5 years	$130
Customer relationships	5 years	34
Supplier relationships	15 years	61
Developed technology	3 years	38
Brand licenses	8 years	62
Total intangible assets		$325
The results of Farfetch included in our condensed consolidated statement of operations since the closing of the acquisition were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2024
Total net revenues	$460	$748
Net loss	$(108)	$(230)
Supplemental Pro Forma Information (Unaudited)
The following financial information presents our results as if the acquisition of Farfetch had occurred on January 1, 2023:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2024
Pro Forma Information
Total net revenues	$7,323	$14,624
Net loss	$(108)	$(228)
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
Redeemable Noncontrolling Interests
In December 2023, we established the Limited Partnership for the purposes of providing the Bridge Loan and acquiring all of the business and assets of Farfetch. The Limited Partnership was initially owned 80.1% by Coupang, Inc. and 19.9% by certain funds advised or managed by Greenoaks Capital Partners, LLC (“Greenoaks”), a related party. The Limited Partnership is included in the Company’s consolidated operating results for the three and six months ended June 30, 2025 and 2024.
On April 7, 2025, we entered into a Master Transaction Agreement (the “Agreement”) with Greenoaks resulting in the indirect acquisition of the Limited Partnership partner units representing all of Greenoaks’ equity interest in the Limited Partnership, and all rights and obligations associated with such limited partner units. Concurrently with the execution of the Agreement, we paid to Greenoaks consideration with a fair value of $122 million consisting of a $14 million cash payment and the issuance of 5,465,099 shares of our Class A Common Stock with a fair value of $108 million based on the closing market price of $19.76 per share on the acquisition date.
Mr. Neil Mehta, a member of the Company’s Board of Directors, has served as a Managing Partner of Greenoaks since April 2012. Greenoaks and certain funds and accounts to which Greenoaks serves as the investment adviser and related persons or entities, including Mr. Mehta, have ownership interests in our Class A common stock.

Coupang, Inc.	Q2 2025 Form 10-Q	18

In February 2025, we acquired the remaining 40% of the Palm Angels brand (“Palm Angels”) not owned by New Guards Group Holdings S.p.A. (“New Guards”), a subsidiary acquired in the Farfetch Acquisition, and subsequently sold the rights to Palm Angels, as part of our Farfetch restructuring actions.

Coupang, Inc.	Q2 2025 Form 10-Q	19

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
Overview
Coupang is a technology and Fortune 150 company listed on the New York Stock Exchange (NYSE: CPNG) that provides retail, restaurant delivery, video streaming, and fintech services to customers around the world under brands that include Coupang, Eats, Play, Rocket Now, and Farfetch. Headquartered in the United States, Coupang has operations and support services in geographies including South Korea, Taiwan, Singapore, China, India, Japan, and Europe. Coupang’s mission is to revolutionize the everyday lives of its customers and create a world where people wonder, “How did I ever live without Coupang?”
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
Farfetch Acquisition
In January 2024 we acquired the business and assets of Farfetch Holdings plc (“Farfetch”), a leading global marketplace for the luxury fashion industry. During 2024 and 2025, we have undertaken restructuring actions to reduce headcount and exit leases and licensing agreements associated with Farfetch. In February 2025, we entered into a settlement agreement and mutual release with Authentic Brands Group LLC related to a license agreement that terminated guaranteed minimum royalty payments totaling $264 million over the eight remaining years of the agreement.
Segment Information
Our segments reflect the way we evaluate our business performance and manage operations. See Note 3 — "Segment Reporting" to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Product Commerce primarily includes our core Korean retail (owned inventory) and marketplace offerings (third-party merchants) and Rocket Fresh, our fresh grocery offering, as well as advertising products associated with these offerings. Revenues from Product Commerce are derived primarily from online product sales of owned inventory to customers in Korea, commissions and logistics and fulfillment fees from merchants that sell products through our mobile application and website, and from our Rocket WOW membership program.
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

Coupang, Inc.	Q2 2025 Form 10-Q	20

Key Financial and Operating Highlights:

(in millions)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024(1)
Total net revenues	$8,524	$7,323	16%	$16,432	$14,437	14%
Total net revenues, constant currency(2)	$8,705		19%	$17,314		20%
Gross profit	$2,561	$2,142	20%	$4,877	$4,071	20%
Net income (loss)	$31	$(105)	NM(3)	$145	$(129)	NM(3)
Net income (loss) margin	0.4%	(1.4)%		0.9%	(0.9)%
Adjusted EBITDA(2)	$428	$330	30%	$810	$611	33%
Adjusted EBITDA margin(2)	5.0%	4.5%		4.9%	4.2%
Net cash provided by operating activities	$545	$664	(18)%	$899	$876	3%
Free cash flow(2)	$247	$488	(49)%	$363	$595	(39)%
Segment adjusted EBITDA:
Product Commerce	$663	$530	25%	$1,213	$997	22%
Developing Offerings	$(235)	$(200)	18%	$(403)	$(386)	4%

	Trailing Twelve Months Ended June 30,		% Change
(in millions)	2025	2024
Net cash provided by operating activities	$1,909	$2,206	(13)%
Free cash flow(2)	$784	$1,513	(48)%
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
(3)Non-meaningful.
Key Business Metrics

	Three Months Ended
Net revenues per Product Commerce Active Customer	June 30,	March 31,
2025	$307	$294
2025 - constant currency	$315	$321
2024	$296	$302
Percentage change	4%	(3)%
Percentage change - constant currency	6%	6%

(in millions)	Three Months Ended
Product Commerce Active Customers	June 30,	March 31,
2025	23.9	23.4
2024	21.7	21.5
Percentage change	10%	9%
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

Coupang, Inc.	Q2 2025 Form 10-Q	21

Constant currency net revenues per Product Commerce Active Customer is the total Product Commerce net revenues generated in a period translated using the prior period exchange rate to exclude the effect of foreign exchange rate movements divided by the total number of Product Commerce Active Customers in that period. Constant currency net revenues per Product Commerce Active Customer is a key indicator to evaluate net revenues per Product Commerce Active Customer between periods as it excludes the effects of foreign currency volatility that are not indicative of customer engagement and retention.
Product Commerce Active Customers
As of the last date of each quarterly reported period, we determine our number of Product Commerce Active Customers by counting the total number of individual customers who have ordered at least once directly from our Product Commerce apps or websites during the relevant quarterly period. A customer is anyone who has created an account on our apps or websites, identified by a unique email address. The change in Product Commerce Active Customers in a reported period captures both the inflow of new customers as well as the outflow of existing customers who have not made a purchase in the period. We view the number of Product Commerce Active Customers as an indicator of future growth in our net revenue, the reach of our network, the awareness of our brand, and the engagement of our customers.
Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	% Change	2025	2024(1)	% Change
Net retail sales	$6,507	$5,779	13%	$12,595	$11,674	8%
Net other revenue	2,017	1,544	31%	3,837	2,763	39%
Total net revenues	8,524	7,323	16%	16,432	14,437	14%

Cost of sales	5,963	5,181	15%	11,555	10,366	11%
Operating, general and administrative	2,412	2,167	11%	4,574	4,056	13%
Total operating cost and expenses	8,375	7,348	14%	16,129	14,422	12%

Operating income (loss)	149	(25)	NM(2)	303	15	NM(2)
Interest income	51	53	(4)%	100	108	(7)%
Interest expense	(25)	(37)	(32)%	(48)	(64)	(25)%
Other income, net	19	12	58%	55	3	NM(2)
Income before income taxes	194	3	NM(2)	410	62	NM(2)
Income tax expense	163	108	51%	265	191	39%
Net income (loss)	$31	$(105)	NM(2)	$145	$(129)	NM(2)
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

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(in millions)	2025	2024	As Reported	Constant Currency	2025	2024	As Reported	Constant Currency
Net retail sales	$6,507	$5,779	13%	15%	$12,595	$11,674	8%	14%
Net other revenue	2,017	1,544	31%	33%	3,837	2,763	39%	46%
Total net revenues	$8,524	$7,323	16%	19%	$16,432	$14,437	14%	20%

Coupang, Inc.	Q2 2025 Form 10-Q	22

Net retail sales represent the majority of our total net revenues which we earn from online product sales of our owned inventory to customers. Net other revenue includes revenue from commissions from merchants that sell their products through our apps or websites. We are not the merchant of record in these transactions, nor do we take possession of the related inventory. Net other revenue also includes consideration from online restaurant ordering and delivery services performed by us, as well as advertising services provided on our apps or websites. We also earn subscription revenue from memberships to our Rocket WOW membership program, which is also included in net other revenue.
The following table presents our total net revenues by segment.

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(in millions)	2025	2024	As Reported	Constant Currency	2025	2024	As Reported	Constant Currency
Product Commerce	$7,334	$6,431	14%	17%	$14,204	$12,925	10%	16%
Developing Offerings	1,190	892	33%	33%	2,228	1,512	47%	52%
Total net revenues	$8,524	$7,323	16%	19%	$16,432	$14,437	14%	20%
The increase in Product Commerce net revenues for the three and six months ended June 30, 2025 is primarily due to continued growth in our Product Commerce Active Customers and total net revenues per Product Commerce Active Customer, increasing 10% and 6%, year-over-year, respectively, excluding effects of foreign exchange rates, driven by increased customer engagement within and across more product categories. The growth rates for the three and six months ended June 30, 2025 were partially offset by 3% and 6%, respectively, from the negative impact of foreign exchange.
The increase in Developing Offerings net revenues for the three and six months ended June 30, 2025 is due to an increase in total net revenues of our growth initiatives in Developing Offerings, as we are seeing greater levels of customer engagement in these early-stage offerings.
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
Cost of sales increased $782 million or 15% and $1.2 billion or 11% for the three and six months ended June 30, 2025, respectively, mainly due to higher volume from increased sales and customer demand. Cost of sales as a percentage of revenue decreased from 70.7% and 71.8% for the three and six months ended June 30, 2024 to 70.0% and 70.3% for the three and six months ended June 30, 2025. The decrease in cost of sales as a percentage of revenue is due to a decrease for Product Commerce from 69.7% and 70.7% for the three and six months ended June 30, 2024 to 67.4% and 68.0% for the three and six months ended June 30, 2025, resulting from an increased percentage of revenues earned from higher margin revenue categories and offerings, including revenue earned from Fulfillment and Logistics by Coupang (“FLC”) as we see greater levels of merchant adoption and customer engagement, as well as continued supply chain optimization and further operational efficiencies including automation, innovation, and technology enhancements.
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
The increase for the three and six months ended June 30, 2025 primarily reflects increases in technology and infrastructure costs to support our continued growth. Operating, general and administrative expenses as a percentage of revenue decreased from 29.6% and 28.1% for the three and six months ended June 30, 2024 to 28.3% and 27.8% for the three and six months ended June 30, 2025. The decrease is due primarily to the KFTC administrative fine (the “administrative fine”) of $121 million in the prior year periods, partially offset by increased technology and infrastructure costs.
Interest Income
Interest income primarily consists of interest earned on our deposits held with financial institutions.
Interest income for the three and six months ended June 30, 2025 remained relatively flat when compared with the prior year periods.

Coupang, Inc.	Q2 2025 Form 10-Q	23

Income Taxes
We are subject to income taxes predominantly in Korea, as well as in the United States and other foreign jurisdictions in which we do business. Foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate is subject to significant variation and can vary based on the amount of pre-tax income or loss, the relative proportion of foreign to domestic income, use of tax credits, and changes in the valuation of our deferred tax assets and liabilities.
The decrease in our effective tax rate for the three and six months ended June 30, 2025 is primarily due to the loss before income taxes incurred by Farfetch in the prior year periods, with no offsetting tax benefit, the impact of the non-deductible administrative fine in the prior year periods discussed in Note 5 — "Income Taxes" to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, and the decrease in U.S. taxes on foreign earnings.
Our effective tax rates for the three and six months ended June 30, 2025 and 2024 differed from the federal statutory rate due to the impact of valuation allowances on our deferred tax assets, tax credits used for the period, and the mix of our income before income taxes generated across the various jurisdictions in which we operate, including the impact of international provisions of the Tax Cuts and Jobs Act and permanent differences from non-deductible expenses. We expect that our effective tax rate in future periods will continue to differ significantly from the applicable statutory rate.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
Gross profit
Product Commerce	$2,390	$1,950	23%	$4,541	$3,786	20%
Developing Offerings	171	192	(11)%	336	285	18%
Gross profit	$2,561	$2,142	20%	$4,877	$4,071	20%

Adjusted EBITDA
Product Commerce	$663	$530	25%	$1,213	$997	22%
Developing Offerings	(235)	(200)	18%	(403)	(386)	4%
Adjusted EBITDA(1)	$428	$330	30%	$810	$611	33%
(1)See “Non-GAAP Financial Measures” below for the reconciliation of the non-GAAP measures with their comparable amounts prepared in accordance with U.S. GAAP.
Product Commerce
The increase in gross profit for the three and six months ended June 30, 2025 was primarily due to an increase in revenue of $903 million and $1.3 billion, respectively, compared to the prior year periods. Gross profit grew at a faster rate than net revenues due to an increased percentage of revenues earned from higher margin revenue categories and offerings, including revenue earned from FLC as we see greater levels of merchant adoption and customer engagement, as well as continued supply chain optimization and further operational efficiencies including automation, innovation, and technology enhancements.
The increase in Product Commerce adjusted EBITDA for the three and six months ended June 30, 2025 was primarily due to the increase in gross profit described above.
Developing Offerings
The decrease in gross profit for the three months ended June 30, 2025 resulted from a larger portion of our revenue growth in the quarter that was generated from offerings currently experiencing negative gross profit margins. The increase in gross profit for the six months ended June 30, 2025 was primarily the result of the increase in revenue described above.
The increased loss for the three and six months ended June 30, 2025 in Developing Offerings adjusted EBITDA was primarily the result of increased investments in our Developing Offerings initiatives, including Taiwan, in both the three and six month periods.

Coupang, Inc.	Q2 2025 Form 10-Q	24

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

Non-GAAP Measure	Definition	How We Use The Measure
Free Cash Flow	• Cash flow from operations Less: purchases of property and equipment, Plus: proceeds from sale of property and equipment.	• Provides information to management and investors about the amount of cash generated from our ongoing operations that, after purchases and sales of property and equipment, can be used for strategic initiatives, including investing in our business and strengthening our balance sheet, including paying down debt, repurchasing shares of our Class A Common stock, and paying dividends to stockholders.
Adjusted EBITDA	• Net income (loss), excluding the effects of:
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

Constant Currency Revenue Growth	• Constant currency revenue growth (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.

Coupang, Inc.	Q2 2025 Form 10-Q	25

Reconciliation of GAAP to Non-GAAP Measures
Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing Twelve Months Ended June 30,
(in millions)	2025	2024	2025	2024	2025	2024
Net cash provided by operating activities	$545	$664	$899	$876	$1,909	$2,206
Adjustments:
Purchases of land and buildings	(49)	(33)	(98)	(43)	(300)	(118)
Purchases of equipment	(250)	(145)	(440)	(242)	(832)	(591)
Total purchases of property and equipment	(299)	(178)	(538)	(285)	(1,132)	(709)
Proceeds from sale of property and equipment	1	2	2	4	7	16
Total adjustments	$(298)	$(176)	$(536)	$(281)	$(1,125)	$(693)
Free cash flow	$247	$488	$363	$595	$784	$1,513
Net cash used in investing activities	$(299)	$(178)	$(512)	$(295)	$(1,036)	$(710)
Net cash (used in) provided by financing activities	$92	$(132)	$108	$(80)	$119	$(210)
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Total net revenues	$8,524	$7,323	$16,432	$14,437

Net income (loss)	31	(105)	145	(129)
Net income (loss) margin	0.4%	(1.4)%	0.9%	(0.9)%
Adjustments:
Depreciation and amortization	126	106	248	201
Interest expense	25	37	48	64
Interest income	(51)	(53)	(100)	(108)
Income tax expense	163	108	265	191
Other income, net	(19)	(12)	(55)	(3)
Acquisition and restructuring related losses, net	40	19	25	77
KFTC administrative fine	—	121	—	121
Equity-based compensation	113	109	234	197
Adjusted EBITDA	$428	$330	$810	$611
Adjusted EBITDA margin	5.0%	4.5%	4.9%	4.2%

Coupang, Inc.	Q2 2025 Form 10-Q	26

Constant Currency Revenue and Constant Currency Revenue Growth

	Three Months Ended June 30,				Year over Year Growth
	2025			2024
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$6,507	$138	$6,645	$5,779	13%	15%
Net other revenue	2,017	43	2,060	1,544	31%	33%
Total net revenues	$8,524	$181	$8,705	$7,323	16%	19%

Net Revenues by Segment
Product Commerce	$7,334	$183	$7,517	$6,431	14%	17%
Developing Offerings	1,190	(2)	1,188	892	33%	33%
Total net revenues	$8,524	$181	$8,705	$7,323	16%	19%

	Six Months Ended June 30,				Year over Year Growth
	2025			2024
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$12,595	$683	$13,278	$11,674	8%	14%
Net other revenue	3,837	199	4,036	2,763	39%	46%
Total net revenues	$16,432	$882	$17,314	$14,437	14%	20%

Net Revenues by Segment
Product Commerce	$14,204	$818	$15,022	$12,925	10%	16%
Developing Offerings	2,228	64	2,292	1,512	47%	52%
Total net revenues	$16,432	$882	$17,314	$14,437	14%	20%

Coupang, Inc.	Q2 2025 Form 10-Q	27

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our primary sources of liquidity are cash on hand, supplemented through various debt financing arrangements and sales of our equity securities. We had total cash, cash equivalents, and restricted cash of $6.9 billion as of June 30, 2025, the majority of which was held by foreign subsidiaries and may not be freely transferable to the United States due to local laws or other restrictions. Additionally, we had $1.5 billion available under our revolving credit facilities as of June 30, 2025. See Note 9 — "Short-Term Borrowings and Long-Term Debt" to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for information on the July 2025 borrowings under our Revolving Credit Facility and repayment of the Farfetch Term Loans.
The ability of certain subsidiaries to transfer funds or pay dividends to Coupang, Inc. is also restricted due to terms which require the subsidiaries to meet certain financial covenants, including requirements to maintain a positive net equity balance or having current period income.
As of June 30, 2025 and December 31, 2024, we had stockholders’ equity of $4.7 billion and $4.1 billion, respectively. We may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, particularly with respect to our Developing Offerings segment, which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and planned expansion of services, we plan to acquire and build new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next two years. These contracts have remaining capital expenditures commitments of $374 million as of June 30, 2025. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.
Stock Repurchase Program
In May 2025, our Board of Directors authorized a stock repurchase program for up to $1 billion of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means in accordance with applicable securities laws and other restrictions. The program has no expiration date, and we are not obligated to repurchase any portion of our total authorization. There were no repurchases of our Class A common stock during the three months ended June 30, 2025.
Changes in our cash flows were as follows:

	Six Months Ended June 30,
(in millions)	2025	2024	Change
Net cash provided by operating activities	$899	$876	$23
Net cash used in investing activities	(512)	(295)	(217)
Net cash provided by (used in) financing activities	108	(80)	188
Operating Activities

	Six Months Ended June 30,
(in millions)	2025	2024	Change
Net income (loss)	$145	$(129)	$274
Adjustments to reconcile net income (loss) to net cash provided by operating activities	946	920	26
Change in operating assets and liabilities	(192)	85	(277)
Net cash provided by operating activities	$899	$876	$23
The year-over-year change in operating cash flow was driven by a $274 million increase in net income, which resulted in net income for the current period, compared to a net loss for the prior-year period. Cash provided by operating activities was also impacted by certain working capital fluctuations in operating assets and liabilities, including $144 million from other assets and $166 million from accrued expenses primarily due to increases in deposits and contract assets and the non-cash administrative fine that was accrued during the prior year period.
Investing Activities
The increase in cash outflow was mainly driven by a $253 million increase in purchases of property and equipment, primarily related to investments made in our fulfillment and logistics infrastructure.

Coupang, Inc.	Q2 2025 Form 10-Q	28

Financing Activities
The cash inflow was primarily driven by a $677 million increase in proceeds from the issuance of debt and short-term borrowings, partially offset by a $587 million increase in repayments of debt and short-term borrowings, both of which were due to the timing of maturities. The year-over-year change in financing cash flow is due primarily to the $178 million share repurchase in the prior year period.
We believe that our liquidity requirements, including our operating, investing, and financing needs, will be met by our cash flow from operations, as well as by our balance of cash, cash equivalents, restricted cash, and our credit facilities for at least the next 12 months. However, we may need additional cash resources in the future if we find and pursue other opportunities for investment, acquisition, strategic cooperation, or other similar actions, which may include investing in technology, our logistics and fulfillment infrastructure, or related talent. If we determine that our cash requirements exceed our amounts of cash on hand or if we decide to change our capital structure, we may seek to issue additional debt or equity securities or obtain credit facilities or other sources of financing. This financing may not be available on favorable terms, or at all.
Capital Resources
Long-term contractual commitments primarily include operating leases, long-term debt, and unconditional purchase obligations. We have entered into material unconditional purchase obligations. These contractual commitments primarily relate to the purchase of technology related services, fulfillment center construction contracts, content, and software licenses. During the six months ended June 30, 2025, we entered into various new unrecognized long-term contract commitments with remaining payments as of June 30, 2025 of $668 million through 2033. For contracts with variable terms, we do not estimate the total obligation beyond any minimum pricing as of the reporting date.
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
Revolving Credit Facility
In June 2025, we entered into a five-year revolving credit agreement (the “Revolving Credit Facility”), replacing our prior revolving credit and guaranty agreement entered into in February 2021, which was terminated in connection with the entry into the new Revolving Credit Facility. The Revolving Credit Facility provides for syndicated, unsecured revolving loans with a total borrowing capacity of up to $1.5 billion. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable benchmark rate, including but not limited to Term Secured Overnight Financing Rate (Term SOFR), plus an applicable margin ranging from 0.75% to 1.25%. The Revolving Credit Facility contains customary affirmative and negative covenants, including certain financial covenants. As of June 30, 2025, there was no balance outstanding on the Revolving Credit Facility.
In July 2025, we borrowed $425 million under the Revolving Credit Facility primarily to finance the redemption of the syndicated term loans assumed by Surpique LP (the “Limited Partnership”) as part of the Farfetch Acquisition (“Farfetch Term Loans”).
Farfetch Term Loans
As of June 30, 2025, $392 million was outstanding under the Farfetch Term Loans.
In July 2025, we fully redeemed the Farfetch Term Loans financed by borrowings under our Revolving Credit Facility.
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

Coupang, Inc.	Q2 2025 Form 10-Q	29

Other significant accounting policies are also discussed in Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of our 2024 Form 10-K.

Coupang, Inc.	Q2 2025 Form 10-Q	30

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
Interest Rate Risk
As of June 30, 2025, we had cash, cash equivalents, and restricted cash of $6.9 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from our variable rate debt as well as our undrawn revolving credit agreements. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to structure a reasonable balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates, and the Farfetch Term Loans which carry a variable interest rate. As of June 30, 2025, there was a balance of $648 million outstanding on credit facilities with variable interest rates. Any future borrowings incurred under our revolving credit facilities would accrue interest at rates subject to current market conditions.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Increases or decreases in the value of the USD affect the value of financial statement line items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of approximately $748 million and $1.4 billion, and an immaterial impact on net income for the three and six months ended June 30, 2025, respectively.
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

Coupang, Inc.	Q2 2025 Form 10-Q	31

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2025, our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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

As disclosed in our Form 10-Q for the quarter ended March 31, 2025, as a result of the ongoing business restructuring and divestiture activities related to the New Guards business, and upon further review and assessment of the impact of Farfetch on the Company’s internal control over financial reporting, we now believe that it is not reasonably possible for the material weakness previously disclosed by Farfetch Limited to result in a material misstatement such that the combination of deficiencies previously identified is not a material weakness.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Coupang, Inc.	Q2 2025 Form 10-Q	32

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

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
c) Trading Plans
During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Coupang, Inc.	Q2 2025 Form 10-Q	33

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40115	3.1	November 12, 2021
3.2	Amended and Restated Bylaws of the Registrant.		8-K	001-40115	3.1	June 27, 2024
10.1	Credit Agreement, dated as of June 2, 2025, by and among Coupang, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent		8-K	001-40115	10.1	June 5, 2025
10.2+	Form of RSU Award Notice & Agreement for Executives	X
10.3+	Form of PSU Award Notice & Agreement for Executives	X
10.4+	Form of Annual RSU Award Notice & Agreement for Non-Employee Directors	X
10.5+	Employment Agreement, effective as of June 1, 2025, by and between the Registrant and Hanseung Kang	X
10.6+	Separation Agreement and Release, dated May 25, 2025, by and between the Registrant and Hanseung Kang	X
31.1	Chief Executive Officer Section 302 Certification	X
31.2	Chief Financial Officer Section 302 Certification	X
32.1*	Chief Executive Officer Section 906 Certification	X
32.2*	Chief Financial Officer Section 906 Certification	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

*	Indicates furnished exhibit
+	Indicates management contract or compensatory plan, contract, or arrangement

Coupang, Inc.	Q2 2025 Form 10-Q	34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Jonathan Lee
Jonathan Lee
Chief Accounting Officer (Principal Accounting Officer)

Dated: August 5, 2025

Coupang, Inc.	Q2 2025 Form 10-Q	35