Form 10-Q
period 2025-09-30
Coupang, Inc.
filed 2025-11-04
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2025, there were 1,668,844,548 shares of the registrant’s Class A common stock and 157,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2025

Coupang, Inc.	Q3 2025 Form 10-Q	1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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

Coupang, Inc.	Q3 2025 Form 10-Q	2

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

Coupang, Inc.	Q3 2025 Form 10-Q	3

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Net retail sales	$7,081	$6,140	$19,676	$17,814
Net other revenue	2,186	1,726	6,023	4,489
Total net revenues	9,267	7,866	25,699	22,303

Cost of sales	6,547	5,597	18,102	15,963
Operating, general and administrative	2,558	2,160	7,132	6,216
Total operating cost and expenses	9,105	7,757	25,234	22,179

Operating income	162	109	465	124

Interest income	52	55	152	163
Interest expense	(22)	(36)	(70)	(100)
Other (expense) income, net	(27)	4	28	7
Income before income taxes	165	132	575	194

Income tax expense	70	68	335	259

Net income (loss)	$95	$64	$240	$(65)
Net income (loss) attributable to noncontrolling interests	—	(6)	6	(63)
Net income (loss) attributable to Coupang stockholders	$95	$70	$234	$(2)

Earnings per share
Basic	$0.05	$0.04	$0.13	$—
Diluted	$0.05	$0.04	$0.13	$—
Weighted-average shares outstanding
Basic	1,823	1,795	1,816	1,792
Diluted	1,864	1,829	1,853	1,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2025 Form 10-Q	4

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income (loss)	$95	$64	$240	$(65)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(79)	148	69	(36)
Actuarial gain on defined severance benefits, net of tax	2	1	7	4
Total other comprehensive (loss) income	(77)	149	76	(32)

Comprehensive income (loss)	18	213	316	(97)
Comprehensive income (loss) attributable to noncontrolling interests	—	(4)	3	(61)
Comprehensive income (loss) attributable to Coupang stockholders	$18	$217	$313	$(36)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2025 Form 10-Q	5

COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$7,229	$5,879
Restricted cash	95	151
Accounts receivable, net	393	407
Inventories	2,487	2,099
Prepaids and other current assets	602	458
Total current assets	10,806	8,994

Property and equipment, net	3,506	2,813
Operating lease right-of-use assets	2,717	2,016
Intangible assets, net	201	271
Deferred tax assets	655	622
Long-term lease deposits and other	783	628
Total assets	$18,668	$15,344

Liabilities, redeemable noncontrolling interests, and equity
Accounts payable	$6,795	$5,554
Accrued expenses	467	461
Deferred revenue	210	141
Short-term borrowings	1,371	479
Current portion of long-term debt	—	66
Current portion of long-term operating lease obligations	519	422
Other current liabilities	831	593
Total current liabilities	10,193	7,716

Long-term debt	618	988
Long-term operating lease obligations	2,441	1,770
Defined severance benefits and other	675	693
Total liabilities	13,927	11,167

Commitments and contingencies (Note 10)

Redeemable noncontrolling interests (Note 11)	—	75

Equity
Common stock	—	—
Class A — shares authorized 10,000, outstanding 1,665 and 1,643 Class B — shares authorized 250, outstanding 158 and 158
Additional paid-in capital	9,063	8,736
Accumulated other comprehensive loss	(327)	(404)
Accumulated deficit	(3,995)	(4,229)
Noncontrolling interests	—	(1)
Total equity	4,741	4,102
Total liabilities, redeemable noncontrolling interests, and equity	$18,668	$15,344
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2025 Form 10-Q	6

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(unaudited)

	Redeemable Noncontrolling Interests	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2023	$15	1,791	$—	$8,489	$(17)	$(4,383)	$—	$4,089
Net (loss) income	(25)	—	—	—	—	5	(4)	1
Capital contributions from noncontrolling interest holders	55	—	—	—	—	—	—	—
Recognition of noncontrolling interest upon acquisition	69	—	—	—	—	—	10	10
Foreign currency translation adjustments, net of tax	—	—	—	—	(105)	—	—	(105)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	1	—	—	1
Issuance of common stock upon exercise of stock options	—	—	—	1	—	—	—	1
Issuance of common stock upon settlement of restricted stock units	—	4	—	—	—	—	—	—
Equity-based compensation	—	—	—	88	—	—	—	88
Balance as of March 31, 2024	$114	1,795	$—	$8,578	$(121)	$(4,378)	$6	$4,085
Net loss	(21)	—	—	—	—	(77)	(7)	(84)
Foreign currency translation adjustments, net of tax	(1)	—	—	—	(79)	—	—	(79)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	2	—	—	2
Issuance of common stock upon exercise of stock options	—	1	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	4	—	—	—	—	—	—
Repurchase of Class A common stock	—	(10)	—	(178)	—	—	—	(178)
Equity-based compensation	—	—	—	109	—	—	—	109
Balance as of June 30, 2024	$92	1,790	$—	$8,509	$(198)	$(4,455)	$(1)	$3,855
Net (loss) income	(11)	—	—	—	—	70	5	75
Foreign currency translation adjustments, net of tax	3	—	—	—	146	—	—	146
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	1	—	—	1
Issuance of common stock upon exercise of stock options	—	—	—	2	—	—	—	2
Issuance of common stock upon settlement of restricted stock units	—	5	—	—	—	—	—	—
Equity-based compensation	—	—	—	114	—	—	—	114
Balance as of September 30, 2024	$84	1,795	$—	$8,625	$(51)	$(4,385)	$4	$4,193

Coupang, Inc.	Q3 2025 Form 10-Q	7

	Redeemable Noncontrolling Interests	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2024	$75	1,801	$—	$8,736	$(404)	$(4,229)	$(1)	$4,102
Net income	4	—	—	—	—	107	3	110
Foreign currency translation adjustments, net of tax	(3)	—	—	—	(2)	—	—	(2)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	2	—	—	2
Issuance of common stock upon settlement of restricted stock units	—	6	—	—	—	—	—	—
Re-measurement of noncontrolling interest	3	—	—	(3)	—	—	—	(3)
Equity-based compensation	—	—	—	121	—	—	—	121
Acquisition of noncontrolling interest	(51)	—	—	44	—	—	—	44
Dividends paid to noncontrolling interest	(4)	—	—	—	—	—	—	—
Balance as of March 31, 2025	$24	1,807	$—	$8,898	$(404)	$(4,122)	$2	$4,374
Net income (loss)	—	—	—	—	—	32	(1)	31
Foreign currency translation adjustments, net of tax	—	—	—	—	153	—	—	153
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	3	—	—	3
Issuance of common stock upon exercise of stock options	—	1	—	3	—	—	—	3
Issuance of common stock upon settlement of restricted stock units	—	6	—	—	—	—	—	—
Equity-based compensation	—	—	—	113	—	—	—	113
Acquisition of noncontrolling interest	(24)	5	—	11	(2)	—	(1)	8
Balance as of June 30, 2025	$—	1,819	$—	$9,025	$(250)	$(4,090)	$—	$4,685
Net income	—	—	—	—	—	95	—	95
Foreign currency translation adjustments, net of tax	—	—	—	—	(79)	—	—	(79)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	2	—	—	2
Issuance of common stock upon exercise of stock options	—	1	—	1	—	—	—	1
Issuance of common stock upon settlement of restricted stock units	—	6	—	—	—	—	—	—
Repurchase of Class A common stock	—	(3)	—	(81)	—	—	—	(81)
Equity-based compensation	—	—	—	118	—	—	—	118
Balance as of September 30, 2025	$—	1,823	$—	$9,063	$(327)	$(3,995)	$—	$4,741
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2025 Form 10-Q	8

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Operating activities
Net income (loss)	$240	$(65)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	381	313
Provision for severance benefits	177	138
Equity-based compensation	352	311
Non-cash operating lease expense	369	325
Deferred income taxes	(4)	142
Other	178	175
Change in operating assets and liabilities, net of acquisition:
Accounts receivable, net	9	116
Inventories	(408)	(234)
Other assets	(405)	(264)
Accounts payable	935	310
Accrued expenses	(9)	32
Other liabilities	(124)	(89)
Net cash provided by operating activities	1,691	1,210

Investing activities
Purchases of property and equipment	(891)	(665)
Proceeds from sale of property and equipment	5	8
Net cash acquired in acquisition	—	68
Other investing activities	8	(89)
Net cash used in investing activities	(878)	(678)

Financing activities
Proceeds from issuance of common stock, equity-based compensation plan	4	3
Repurchase of Class A common stock	(81)	(178)
Proceeds from short-term borrowings and long-term debt	2,182	425
Repayment of short-term borrowings and long-term debt	(1,817)	(383)
Other financing activities	(28)	44
Net cash provided by (used in) financing activities	260	(89)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	220	(78)
Net increase in cash and cash equivalents and restricted cash	1,293	365
Cash and cash equivalents and restricted cash, as of beginning of period	6,031	5,597
Cash and cash equivalents and restricted cash, as of end of period	$7,324	$5,962
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2025 Form 10-Q	9

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

2.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net retail sales	$7,081	$6,140	$19,676	$17,814
Third-party merchant services	1,893	1,499	5,210	3,920
Other revenue	293	227	813	569
Total net revenues	$9,267	$7,866	$25,699	$22,303
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

Coupang, Inc.	Q3 2025 Form 10-Q	10

Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in “Deferred revenue” on the condensed consolidated balance sheets. We recognized revenue of $140 million and $92 million for the nine months ended September 30, 2025 and 2024, respectively, primarily related to payments in advance of products and services delivered which were included in “Deferred revenue” on the consolidated balance sheets as of the beginning of the respective years.
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
Developing Offerings includes our more nascent offerings and services, including Eats, our restaurant ordering and delivery service, Play, our online content streaming service, fintech, our retail operations in Taiwan, as well as advertising products associated with these offerings, and also includes Farfetch, our global luxury fashion marketplace. Revenues from Developing Offerings are primarily generated from Farfetch, Eats, and retail operations in Taiwan.
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

Coupang, Inc.	Q3 2025 Form 10-Q	11

Reportable segment financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net revenues
Product Commerce	$7,980	$6,891	$22,184	$19,816
Developing Offerings	1,287	975	3,515	2,487
Total net revenues	$9,267	$7,866	$25,699	$22,303
Cost of sales
Product Commerce	$5,416	$4,823	$15,079	$13,962
Developing Offerings	1,131	774	3,023	2,001
Total cost of sales	$6,547	$5,597	$18,102	$15,963
Gross profit
Product Commerce	$2,564	$2,068	$7,105	$5,854
Developing Offerings	156	201	492	486
Total gross profit	$2,720	$2,269	$7,597	$6,340
Other segment items (1)
Product Commerce	1,859	1,598	5,187	4,387
Developing Offerings	448	328	1,187	999
Total other segment items	$2,307	$1,926	$6,374	$5,386
Segment adjusted EBITDA
Product Commerce	$705	$470	$1,918	$1,467
Developing Offerings	(292)	(127)	(695)	(513)
Total segment adjusted EBITDA	$413	$343	$1,223	$954
(1)Other segment items relate to operating, general and administrative expense, excluding depreciation and amortization, equity-based compensation expense, impairments and other items that we do not believe are reflective of our ongoing operations. The CODM does not regularly review disaggregated expense information included within “Other segment Items” for any individual segment.
Reconciliations of segment profit or loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Total gross profit	2,720	2,269	7,597	6,340
Operating, general and administrative	(2,558)	(2,160)	(7,132)	(6,216)
Interest expense	(22)	(36)	(70)	(100)
Interest income	52	55	152	163
Other (expense) income, net	(27)	4	28	7
Income before income taxes	$165	$132	$575	$194

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Total segment adjusted EBITDA	$413	$343	$1,223	$954
Depreciation and amortization	$(133)	$(112)	$(381)	$(313)
Equity-based compensation	(118)	(114)	(352)	(311)
Acquisition and restructuring related losses, net	—	(8)	(25)	(85)
KFTC administrative fine (see Note 10)	—	—	—	(121)
Interest expense	(22)	(36)	(70)	(100)
Interest income	52	55	152	163
Other (expense) income, net	(27)	4	28	7
Income before income taxes	$165	$132	$575	$194
Note: Amounts may not foot due to rounding.

Coupang, Inc.	Q3 2025 Form 10-Q	12

4.    Defined Severance Benefits
Net periodic benefit costs consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Current service costs	$56	$43	$158	$123
Interest cost	4	3	12	11
Amortization of:
Prior service cost	—	1	—	2
Net actuarial loss	2	1	7	2
Net periodic benefit cost	$62	$48	$177	$138
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA introduces a broad range of tax reform provisions, including the allowance of immediate deduction of qualified domestic research and development expenses, modifications to the international tax framework, and changes to certain business-related exclusions, deductions, and credits. Certain provisions are effective starting in our fiscal year ending December 31, 2025, and the impacts of the OBBBA are reflected in our results for the three and nine months ended September 30, 2025, resulting in an immaterial decrease in our interim period tax provision.
The decrease in our effective tax rate for the three and nine months ended September 30, 2025 is primarily due to certain tax reform provisions introduced by the OBBBA described above, resulting in a decrease in U.S. taxes on foreign earnings, partially offset by increased losses before income taxes in certain jurisdictions for which we receive no tax benefit. The decrease in our effective tax rate for the nine months ended September 30, 2025 is also the result of the non-deductible KFTC administrative fine (the “administrative fine”) in the prior year period discussed in Note 10 — "Commitments and Contingencies".
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

Coupang, Inc.	Q3 2025 Form 10-Q	13

The following table presents the calculation of basic and diluted earnings per share attributable to Coupang stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Coupang stockholders	$95	$70	$234	$(2)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B common stockholders:
Basic	1,823	1,795	1,816	1,792
Dilutive effect of equity compensation awards	41	34	37	—
Diluted	1,864	1,829	1,853	1,792

Earnings per share:
Basic	$0.05	$0.04	$0.13	$—
Diluted	$0.05	$0.04	$0.13	$—

Anti-dilutive shares	—	—	—	30
Note: Amounts may not foot due to rounding.
7.    Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported in one of the three levels reflecting the significant inputs used to determine fair value.
The following table summarizes our financial assets and financial liabilities that are measured at fair value on a recurring basis:

(in millions)	Classification	Measurement Level	September 30, 2025	December 31, 2024
Financial assets
Money market trust	Cash and cash equivalents	Level 1	$1,612	$1,755
Money market fund	Cash and cash equivalents	Level 1	$1,525	$828
Money market trust	Restricted cash	Level 1	$92	$83
8.    Supplemental Financial Information
Supplemental Disclosure of Cash flow Information

	Nine Months Ended September 30,
(in millions)	2025	2024
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$136	$123
Cash paid for the amount used to measure the operating lease liabilities	$461	$425
Operating lease assets obtained in exchange for lease obligations	$652	$829
Net increase to operating lease right-of-use assets resulting from remeasurements of lease obligations	$325	$168
Non-cash investing and financing activities
Increase in property and equipment-related accounts payable	$22	$51

Coupang, Inc.	Q3 2025 Form 10-Q	14

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown within the consolidated statements of cash flows.

(in millions)	September 30, 2025	December 31, 2024
Current assets
Cash and cash equivalents	$7,229	$5,879
Restricted cash	95	151
Noncurrent assets
Restricted cash included in long-term leasehold deposits and other	—	1
Total cash, cash equivalents, and restricted cash	$7,324	$6,031
Supplier Financing Arrangements
Confirmed invoices owed to financial institutions under supplier financing arrangements were as follows:

(in millions)	September 30, 2025	December 31, 2024
Amounts included in accounts payable	$541	$443
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on our defined severance benefits. As of September 30, 2025 and December 31, 2024, the ending balance in accumulated other comprehensive income (loss) related to foreign currency translation adjustments was $(239) million and $(309) million, respectively, and the amount related to actuarial losses on defined severance benefits was $(88) million and $(95) million, respectively.
Stock Repurchase Program
In May 2025, our Board of Directors authorized a stock repurchase program for up to $1 billion of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means in accordance with applicable securities laws and other restrictions. The program has no expiration date, and we are not obligated to repurchase any portion of our total authorization. During the three and nine months ended September 30, 2025, we repurchased 2.8 million shares of Class A common stock for an aggregate amount of $81 million.
9.    Short-term Borrowings and Long-term Debt
Short-term Borrowings
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
As of September 30, 2025, $425 million was outstanding on the Revolving Credit Facility.
Other Credit Facilities
During 2025, we entered into various unsecured borrowings under other revolving credit facilities, the majority of which are due in 2026. These credit facilities contain customary affirmative and negative covenants, including certain financial covenants. As of September 30, 2025, aggregate outstanding borrowings under all other credit facilities totaled $953 million with interest rates ranging from 2.67% to 3.37%.

Coupang, Inc.	Q3 2025 Form 10-Q	15

Long-term Debt
Term Loan Agreement
In September 2025, we entered into an unsecured three-year term loan agreement with aggregate borrowings of $449 million to refinance existing facility-backed secured loans maturing in April 2026 and March 2027. The term loan agreement contains customary affirmative and negative covenants and consists of two tranches with an average fixed interest rate of 3.80%.
Farfetch Term Loans
In July 2025, we fully redeemed $392 million of principal amount outstanding on the Farfetch Term Loans financed by borrowings under our Revolving Credit Facility.
Our long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rates for similar types of borrowing arrangements. The carrying amount of long-term debt approximates its fair value as of September 30, 2025 and December 31, 2024 due primarily to the interest rates approximating market interest rates.
We were in compliance with the financial covenants for each of our borrowings and debt agreements as of September 30, 2025.
10.    Commitments and Contingencies
Commitments
Long-term contractual commitments primarily include operating leases, long-term debt, and unconditional purchase obligations. Unconditional purchase obligations include legally binding contracts with terms in excess of one year that are not reflected on the consolidated balance sheets. These contractual commitments primarily relate to purchases of technology related services, fulfillment center construction contracts, content, and software licenses. During the nine months ended September 30, 2025, we entered into various new unrecognized long-term contract commitments with remaining payments as of September 30, 2025 of $483 million through 2033. For contracts with variable terms, we do not estimate the total obligation beyond any minimum pricing as of the reporting date.
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

Coupang, Inc.	Q3 2025 Form 10-Q	16

Litigation
On August 26, 2022, a putative class action was filed on behalf of all purchasers of Coupang Class A common stock pursuant and/or traceable to Coupang’s registration statement issued in connection with our initial public offering. New York City Public Pension Funds v. Coupang, Inc. et al., formerly Choi v. Coupang, Inc. et al. was brought against Coupang and certain of its former and current directors, current officers, and certain underwriters of the offering. The action was filed in the United States District Court for the Southern District of New York alleging inaccurate and misleading or omitted statements of material fact in Coupang's Registration Statement in violation of Sections 11, 12, and 15 of the Securities Act of 1933. The action was amended in May 2023, and added allegations of securities fraud under Sections 10 and 20 of the Securities Exchange Act of 1934. The action seeks unspecified compensatory damages, attorneys’ fees, and reasonable costs and expenses. Between August and December 2023, three separate stockholders’ derivative actions were filed in the United States District Court for the Southern District of New York and in December 2024 and March 2025, derivative actions were filed in Delaware Chancery Court, in each case against certain of Coupang’s former and current directors and current officers. Coupang was named as a nominal defendant in the various derivative actions. Aside from the aforementioned actions, there have been additional Delaware Section 220 records inspection demands. These derivative actions and related demands purport to assert claims on behalf of Coupang and make substantially similar factual allegations to New York City Public Pension Funds v. Coupang, Inc. et al., bringing claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of securities laws. The actions seek compensatory damages, governance reforms, and other relief. On September 10, 2025, the Court dismissed New York City Public Pension Funds v. Coupang, Inc. et al. in its entirety without leave to amend. The plaintiffs filed a notice of appeal on October 10, 2025. We intend to continue to vigorously defend the claims and the appeal. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time. Accordingly, we can provide no assurances as to the scope and outcome of these matters and no assurances as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected. In February and March 2025, we received demands on the Board of Directors alleging claims similar to those in the class and derivative actions and demanding civil actions by the Board against certain current and former directors and officers. Those demands have been provided to the Board of Directors to evaluate.
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
In August 2024, Coupang Corp. and CPLB received the KFTC’s formal written decision, and in September 2024, Coupang Corp. and CPLB appealed such decision. That appeal is pending. Hearings of the administrative litigation action were held in November 2024, March 2025, June 2025, July 2025, September 2025, and a sixth hearing is scheduled for November 2025. Coupang Corp. and CPLB also filed a preliminary injunction with the Seoul High Court to stay the fine and corrective orders during the pendency of the appeal. In October 2024, the Seoul High Court granted Coupang Corp.’s and CPLB’s request for suspension of the KFTC’s corrective orders, but dismissed the request for a stay of the KFTC’s administrative fine. The KFTC subsequently appealed the Seoul High Court’s decision to grant a suspension of the corrective orders and in February 2025, the Supreme Court of Korea dismissed the KFTC’s appeal. In November 2024, in response to the KFTC’s criminal referral, the Seoul Eastern District Prosecutors’ Office initiated a criminal investigation into Coupang Corp. and CPLB. The Seoul Eastern District Prosecutors’ Office issued an indictment dated May 1, 2025, on the same underlying facts as the administrative case. The criminal trial proceedings have begun at the Seoul Eastern District Court. The first hearing occurred in October 2025, and the next hearing is set for December 2025. The maximum penalty under the indictment is a fine of approximately $200,000. We intend to vigorously defend against these charges in court.
The KFTC is also investigating Coupang Corp. on other matters related to the alleged violations of certain KFTC regulations. Coupang Corp. is diligently cooperating with these investigations and actively defending its practices as appropriate.
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

Coupang, Inc.	Q3 2025 Form 10-Q	17

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
The identifiable intangible assets acquired were as follows:

(in millions, except years)	Weighted Average Useful Life	Estimated Fair Value
Brand trademarks	5 years	$130
Customer relationships	5 years	34
Supplier relationships	15 years	61
Developed technology	3 years	38
Brand licenses	8 years	62
Total intangible assets		$325

Coupang, Inc.	Q3 2025 Form 10-Q	18

The results of Farfetch included in our condensed consolidated statement of operations since the closing of the acquisition were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2024
Total net revenues	$439	$1,187
Net loss	$(44)	$(274)
Supplemental Pro Forma Information (Unaudited)
The following financial information presents our results as if the acquisition of Farfetch had occurred on January 1, 2023:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2024
Pro Forma Information
Total net revenues	$7,866	$22,490
Net income (loss)	$61	$(167)
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
Redeemable Noncontrolling Interests
In December 2023, we established the Limited Partnership for the purpose of providing the Bridge Loan and acquiring all of the business and assets of Farfetch. The Limited Partnership was initially owned 80.1% by Coupang, Inc. and 19.9% by certain funds advised or managed by Greenoaks Capital Partners, LLC (“Greenoaks”), a related party.
On April 7, 2025, we entered into a Master Transaction Agreement (the “Agreement”) with Greenoaks resulting in the indirect acquisition of the Limited Partnership partner units representing all of Greenoaks’ equity interest in the Limited Partnership, and all rights and obligations associated with such limited partner units. Concurrently with the execution of the Agreement, we paid to Greenoaks consideration with a fair value of $122 million consisting of a $14 million cash payment and the issuance of 5,465,099 shares of our Class A Common Stock with a fair value of $108 million based on the closing market price of $19.76 per share on the acquisition date. The Limited Partnership is included in the Company’s consolidated operating results through the acquisition date.
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

Coupang, Inc.	Q3 2025 Form 10-Q	19

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
Developing Offerings includes more nascent offerings and services, including Eats, our restaurant ordering and delivery service, Play, our online content streaming service, fintech, our retail operations in Taiwan, as well as advertising products associated with these offerings, and also includes Farfetch, our global luxury fashion marketplace. Revenues from Developing Offerings are primarily generated from Farfetch, Eats, and retail operations in Taiwan.

Coupang, Inc.	Q3 2025 Form 10-Q	20

Key Financial and Operating Highlights:

(in millions)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024(1)
Total net revenues	$9,267	$7,866	18%	$25,699	$22,303	15%
Total net revenues, constant currency(2)	$9,412		20%	$26,726		20%
Gross profit	$2,720	$2,269	20%	$7,597	$6,340	20%
Net income (loss)	$95	$64	48%	$240	$(65)	NM(3)
Net income (loss) margin	1.0%	0.8%		0.9%	(0.3)%
Adjusted EBITDA(2)	$413	$343	20%	$1,223	$954	28%
Adjusted EBITDA margin(2)	4.5%	4.4%		4.8%	4.3%
Net cash provided by operating activities	$792	$334	137%	$1,691	$1,210	40%
Free cash flow(2)	$442	$(42)	NM(3)	$805	$553	46%
Segment adjusted EBITDA:
Product Commerce	$705	$470	50%	$1,918	$1,467	31%
Developing Offerings	$(292)	$(127)	130%	$(695)	$(513)	35%

	Trailing Twelve Months Ended September 30,		% Change
(in millions)	2025	2024
Net cash provided by operating activities	$2,367	$1,818	30%
Free cash flow(2)	$1,268	$935	36%
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
(3)Non-meaningful.
Key Business Metrics

	Three Months Ended
Net revenues per Product Commerce Active Customer	September 30,	June 30,	March 31,
2025	$323	$307	$294
2025 - constant currency	$329	$315	$321
2024	$307	$296	$302
Percentage change	5%	4%	(3)%
Percentage change - constant currency	7%	6%	6%

(in millions)	Three Months Ended
Product Commerce Active Customers	September 30,	June 30,	March 31,
2025	24.7	23.9	23.4
2024	22.5	21.7	21.5
Percentage change	10%	10%	9%
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

Coupang, Inc.	Q3 2025 Form 10-Q	21

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
Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	% Change	2025	2024(1)	% Change
Net retail sales	$7,081	$6,140	15%	$19,676	$17,814	10%
Net other revenue	2,186	1,726	27%	6,023	4,489	34%
Total net revenues	9,267	7,866	18%	25,699	22,303	15%

Cost of sales	6,547	5,597	17%	18,102	15,963	13%
Operating, general and administrative	2,558	2,160	18%	7,132	6,216	15%
Total operating cost and expenses	9,105	7,757	17%	25,234	22,179	14%

Operating income	162	109	49%	465	124	NM(2)
Interest income	52	55	(5)%	152	163	(7)%
Interest expense	(22)	(36)	(39)%	(70)	(100)	(30)%
Other (expense) income, net	(27)	4	NM(2)	28	7	NM(2)
Income before income taxes	165	132	25%	575	194	196%
Income tax expense	70	68	3%	335	259	29%
Net income (loss)	$95	$64	48%	$240	$(65)	NM(2)
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

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(in millions)	2025	2024	As Reported	Constant Currency	2025	2024	As Reported	Constant Currency
Net retail sales	$7,081	$6,140	15%	17%	$19,676	$17,814	10%	15%
Net other revenue	2,186	1,726	27%	29%	6,023	4,489	34%	39%
Total net revenues	$9,267	$7,866	18%	20%	$25,699	$22,303	15%	20%

Coupang, Inc.	Q3 2025 Form 10-Q	22

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
The following table presents our total net revenues by segment.

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(in millions)	2025	2024	As Reported	Constant Currency	2025	2024	As Reported	Constant Currency
Product Commerce	$7,980	$6,891	16%	18%	$22,184	$19,816	12%	17%
Developing Offerings	1,287	975	32%	31%	3,515	2,487	41%	44%
Total net revenues	$9,267	$7,866	18%	20%	$25,699	$22,303	15%	20%
The increase in Product Commerce net revenues for the three and nine months ended September 30, 2025 is primarily due to a 7% growth in total net revenues per Product Commerce Active Customer, excluding effects of foreign exchange rates, driven by increased customer engagement within and across more product categories, as well as a 10% increase in our Product Commerce Active Customers. The growth rates for the three and nine months ended September 30, 2025 were partially offset by 2% and 5%, respectively, from the negative impact of foreign exchange.
The increase in Developing Offerings net revenues for the three and nine months ended September 30, 2025 is due to an increase in total net revenues of our growth initiatives, as we are seeing greater levels of customer engagement in these early-stage offerings.
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
Cost of sales increased $950 million or 17% and $2.1 billion or 13% for the three and nine months ended September 30, 2025, respectively, mainly due to higher volume from increased sales and customer demand. Cost of sales as a percentage of revenue decreased from 71.2% and 71.6% for the three and nine months ended September 30, 2024 to 70.6% and 70.4% for the three and nine months ended September 30, 2025. The decrease in cost of sales as a percentage of revenue is due to a decrease for Product Commerce from 70.0% and 70.5% for the three and nine months ended September 30, 2024 to 67.9% and 68.0% for the three and nine months ended September 30, 2025, resulting from an increased percentage of revenues earned from higher margin revenue categories and offerings, including revenue earned from Fulfillment and Logistics by Coupang (“FLC”) as we saw greater levels of merchant adoption and customer engagement, as well as further supply chain optimization. This is partially offset by the growth in certain Developing Offerings initiatives that currently operate with lower margins.
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
The increase in operating, general and administrative expenses for the three and nine months ended September 30, 2025 primarily reflects increases in infrastructure and technology costs to support our continued growth. Operating, general and administrative expenses as a percentage of revenue increased from 27.5% for the three months ended September 30, 2024 to 27.6% for the three months ended September 30, 2025 and decreased from 27.9% for the nine months ended September 30, 2024 to 27.8% for the nine months ended September 30, 2025. The increase for the three months ended September 30, 2025 is due to increased infrastructure and technology costs, most notably in Developing Offerings. The decrease for the nine months ended September 30, 2025 is due primarily to the KFTC administrative fine (the “administrative fine”) of $121 million in the prior year period, partially offset by increased technology and infrastructure costs.

Coupang, Inc.	Q3 2025 Form 10-Q	23

Interest Income
Interest income primarily consists of interest earned on our deposits held with financial institutions.
Interest income for the three and nine months ended September 30, 2025 remained relatively flat when compared with the prior year periods.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA introduces a broad range of tax reform provisions, including the allowance of immediate deduction of qualified domestic research and development expenses, modifications to the international tax framework, and changes to certain business-related exclusions, deductions, and credits. Certain provisions are effective starting in our fiscal year ending December 31, 2025, and the impacts of the OBBBA are reflected in our results for the three and nine months ended September 30, 2025, resulting in an immaterial decrease in our interim period tax provision.

Our effective tax rate decreased from 51.5% to 42.4% in the three months ended September 30, 2025 and decreased from 133.5% to 58.3% in the nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, respectively, primarily due to a decrease in U.S. taxes on foreign income resulting from lower taxable income attributable to the OBBBA and changes in the mix of our jurisdictional earnings. Our effective tax rate also decreased for the nine months ended September 30, 2025 due to the impact of the administrative fine in the prior year period discussed in Note 5 — "Income Taxes" to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	% Change	2025	2024	% Change
Gross profit
Product Commerce	$2,564	$2,068	24%	$7,105	$5,854	21%
Developing Offerings	156	201	(22)%	492	486	1%
Gross profit	$2,720	$2,269	20%	$7,597	$6,340	20%

Adjusted EBITDA
Product Commerce	$705	$470	50%	$1,918	$1,467	31%
Developing Offerings	(292)	(127)	130%	(695)	(513)	35%
Adjusted EBITDA(1)	$413	$343	20%	$1,223	$954	28%
(1)See “Non-GAAP Financial Measures” below for the reconciliation of the non-GAAP measures with their comparable amounts prepared in accordance with U.S. GAAP.
Product Commerce
The increase in gross profit for the three and nine months ended September 30, 2025 is primarily due to an increase in revenue of $1.1 billion and $2.4 billion, respectively, compared to the prior year periods. Gross profit grew at a faster rate than net revenues due to an increased percentage of revenues earned from higher margin revenue categories and offerings, including revenue earned from FLC as we continue to see greater levels of merchant adoption and customer engagement, as well as further supply chain optimization.

Coupang, Inc.	Q3 2025 Form 10-Q	24

The increase in Product Commerce adjusted EBITDA for the three and nine months ended September 30, 2025 is primarily due to the increase in gross profit described above.
Developing Offerings
The decrease in gross profit for the three months ended September 30, 2025 resulted from growth in certain Developing Offerings initiatives that currently operate with lower margins. The increase in gross profit for the nine months ended September 30, 2025 is primarily the result of the increase in revenue described above. This is partially offset by the growth in initiatives currently operating with lower margins described previously.
The increased loss for the three and nine months ended September 30, 2025 in Developing Offerings adjusted EBITDA is primarily the result of increased investments in our Developing Offerings initiatives, including Taiwan, in both the three and nine month periods.

Coupang, Inc.	Q3 2025 Form 10-Q	25

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

Constant Currency Revenue Growth	• Constant currency revenue growth (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.

Coupang, Inc.	Q3 2025 Form 10-Q	26

Reconciliation of GAAP to Non-GAAP Measures
Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve Months Ended September 30,
(in millions)	2025	2024	2025	2024	2025	2024
Net cash provided by operating activities	$792	$334	$1,691	$1,210	$2,367	$1,818
Adjustments:
Purchases of land and buildings	(78)	(188)	(176)	(231)	(190)	(274)
Purchases of equipment	(275)	(192)	(715)	(434)	(915)	(625)
Total purchases of property and equipment	(353)	(380)	(891)	(665)	(1,105)	(899)
Proceeds from sale of property and equipment	3	4	5	8	6	15
Total adjustments	$(350)	$(376)	$(886)	$(657)	$(1,099)	$(884)
Free cash flow	$442	$(42)	$805	$553	$1,268	$935
Net cash used in investing activities	$(366)	$(383)	$(878)	$(678)	$(1,019)	$(941)
Net cash provided by (used in) financing activities	$152	$(9)	$260	$(89)	$280	$(252)
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Total net revenues	$9,267	$7,866	$25,699	$22,303

Net income (loss)	95	64	240	(65)
Net income (loss) margin	1.0%	0.8%	0.9%	(0.3)%
Adjustments:
Depreciation and amortization	133	112	381	313
Interest expense	22	36	70	100
Interest income	(52)	(55)	(152)	(163)
Income tax expense	70	68	335	259
Other expense (income), net	27	(4)	(28)	(7)
Acquisition and restructuring related losses, net	—	8	25	85
KFTC administrative fine	—	—	—	121
Equity-based compensation	118	114	352	311
Adjusted EBITDA	$413	$343	$1,223	$954
Adjusted EBITDA margin	4.5%	4.4%	4.8%	4.3%

Coupang, Inc.	Q3 2025 Form 10-Q	27

Constant Currency Revenue and Constant Currency Revenue Growth

	Three Months Ended September 30,				Year over Year Growth
	2025			2024
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$7,081	$109	$7,190	$6,140	15%	17%
Net other revenue	2,186	36	2,222	1,726	27%	29%
Total net revenues	$9,267	$145	$9,412	$7,866	18%	20%

Net Revenues by Segment
Product Commerce	$7,980	$155	$8,135	$6,891	16%	18%
Developing Offerings	1,287	(10)	1,277	975	32%	31%
Total net revenues	$9,267	$145	$9,412	$7,866	18%	20%

	Nine Months Ended September 30,				Year over Year Growth
	2025			2024
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$19,676	$792	$20,468	$17,814	10%	15%
Net other revenue	6,023	235	6,258	4,489	34%	39%
Total net revenues	$25,699	$1,027	$26,726	$22,303	15%	20%

Net Revenues by Segment
Product Commerce	$22,184	$973	$23,157	$19,816	12%	17%
Developing Offerings	3,515	54	3,569	2,487	41%	44%
Total net revenues	$25,699	$1,027	$26,726	$22,303	15%	20%

Coupang, Inc.	Q3 2025 Form 10-Q	28

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our primary sources of liquidity are cash on hand, supplemented through various debt financing arrangements and sales of our equity securities. We had total cash, cash equivalents, and restricted cash of $7.3 billion as of September 30, 2025, the majority of which was held by foreign subsidiaries and may not be freely transferable to the United States due to local laws or other restrictions. Additionally, we had $1.1 billion available under our revolving credit facilities as of September 30, 2025.
The ability of certain subsidiaries to transfer funds or pay dividends to Coupang, Inc. is also restricted due to terms which require the subsidiaries to meet certain financial covenants, including requirements to maintain a positive net equity balance or having current period income.
As of September 30, 2025 and December 31, 2024, we had stockholders’ equity of $4.7 billion and $4.1 billion, respectively. We may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, particularly with respect to our Developing Offerings segment, which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and planned expansion of services, we plan to acquire and build new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next two years. These contracts have remaining capital expenditures commitments of $365 million as of September 30, 2025. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.
Stock Repurchase Program
In May 2025, our Board of Directors authorized a stock repurchase program for up to $1 billion of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means in accordance with applicable securities laws and other restrictions. The program has no expiration date, and we are not obligated to repurchase any portion of our total authorization. During the three and nine months ended September 30, 2025, we repurchased 2.8 million shares of Class A common stock for an aggregate amount of $81 million.
Changes in our cash flows were as follows:

	Nine Months Ended September 30,
(in millions)	2025	2024	Change
Net cash provided by operating activities	$1,691	$1,210	$481
Net cash used in investing activities	(878)	(678)	(200)
Net cash provided by (used in) financing activities	260	(89)	349
Operating Activities

	Nine Months Ended September 30,
(in millions)	2025	2024	Change
Net income (loss)	$240	$(65)	$305
Adjustments to reconcile net income (loss) to net cash provided by operating activities	1,453	1,404	49
Change in operating assets and liabilities	(2)	(129)	127
Net cash provided by operating activities	$1,691	$1,210	$481
The year-over-year change in operating cash flow was driven by a $305 million increase in net income, which resulted in net income for the current period, compared to a net loss for the prior-year period. Cash provided by operating activities was also impacted by certain working capital fluctuations in operating assets and liabilities, including an increase from accounts payable of $625 million due to the timing of inventory purchases and vendor payments, partially offset by an increase in inventory of $174 million and an increase in other assets of $141 million due to increases in deposits and contract assets.
Investing Activities
The increase in cash outflow was mainly driven by a $226 million increase in purchases of property and equipment, primarily related to investments made in our fulfillment and logistics infrastructure.

Coupang, Inc.	Q3 2025 Form 10-Q	29

Financing Activities
The year-over-year change in financing cash flow was primarily driven by a $1.8 billion increase in proceeds from the issuance of debt and short-term borrowings, partially offset by a $1.4 billion increase in repayments of debt and short-term borrowings, both of which were due to the timing of maturities.
We believe that our liquidity requirements, including our operating, investing, and financing needs, will be met by our cash flow from operations, as well as by our balance of cash, cash equivalents, restricted cash, and our credit facilities and short-term borrowings for at least the next 12 months. However, we may need additional cash resources in the future if we find and pursue other opportunities for investment, acquisition, strategic cooperation, or other similar actions, which may include investing in technology, our logistics and fulfillment infrastructure, or related talent. If we determine that our cash requirements exceed our amounts of cash on hand or if we decide to change our capital structure, we may seek to issue additional debt or equity securities or obtain additional credit facilities, short-term borrowings or other sources of financing. This financing may not be available on favorable terms, or at all.
Capital Resources
Long-term contractual commitments primarily include operating leases, long-term debt, and unconditional purchase obligations. We have entered into material unconditional purchase obligations. These contractual commitments primarily relate to the purchase of technology related services, fulfillment center construction contracts, content, and software licenses. During the nine months ended September 30, 2025, we entered into various new unrecognized long-term contract commitments with remaining payments as of September 30, 2025 of $483 million through 2033. For contracts with variable terms, we do not estimate the total obligation beyond any minimum pricing as of the reporting date.
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
As of September 30, 2025, $425 million was outstanding on the Revolving Credit Facility.
Other Credit Facilities
During 2025, we entered into various unsecured borrowings under other revolving credit facilities, the majority of which are due in 2026. These credit facilities contain customary affirmative and negative covenants, including certain financial covenants. As of September 30, 2025, aggregate outstanding borrowings under all other credit facilities totaled $953 million with interest rates ranging from 2.67% to 3.37%.

Coupang, Inc.	Q3 2025 Form 10-Q	30

Term Loan Agreement
In September 2025, we entered into an unsecured three-year term loan agreement with aggregate borrowings of $449 million to refinance existing facility-backed secured loans maturing in April 2026 and March 2027. The term loan agreement contains customary affirmative and negative covenants and consists of two tranches with an average fixed interest rate of 3.80%.
Farfetch Term Loans
In July 2025, we fully redeemed $392 million of principal amount outstanding on the Farfetch Term Loans financed by borrowings under our Revolving Credit Facility.
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

Coupang, Inc.	Q3 2025 Form 10-Q	31

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
Interest Rate Risk
As of September 30, 2025, we had cash, cash equivalents, and restricted cash of $7.3 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from our variable rate debt as well as our undrawn revolving credit agreements. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to structure a reasonable balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates. As of September 30, 2025, there was a balance of $669 million outstanding on credit facilities with variable interest rates. Any future borrowings incurred under our revolving credit facilities would accrue interest at rates subject to current market conditions.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. Our other subsidiaries predominantly utilize their local currencies as their functional currencies. Increases or decreases in the value of the USD affect the value of financial statement line items with respect to the non-USD-denominated businesses in the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of approximately $808 million and $2.3 billion, and an immaterial impact on net income for the three and nine months ended September 30, 2025, respectively.
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

Coupang, Inc.	Q3 2025 Form 10-Q	32

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Coupang, Inc.	Q3 2025 Form 10-Q	33

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchases for the three months ended September 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
July 1 – July 31, 2025	—	$—	—	$1,000
August 1 – August 31, 2025	2,185,200	$28.37	2,185,200	$938
September 1 – September 30, 2025	650,000	$28.50	650,000	$919
Total	2,835,200		2,835,200
(1)On May 6, 2025, we announced that our Board of Directors authorized a stock repurchase program for up to $1 billion of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means in accordance with applicable securities laws and other restrictions. The program has no expiration date, and we are not obligated to repurchase any portion of our total authorization.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
c) Trading Plans
During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Coupang, Inc.	Q3 2025 Form 10-Q	34

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40115	3.1	November 12, 2021
3.2	Amended and Restated Bylaws of the Registrant.		8-K	001-40115	3.1	June 27, 2024
10.1+	Form of RSU Award Notice & Agreement for Executives		10-Q	001-40115	10.2	August 5, 2025
10.2+	Form of PSU Award Notice & Agreement for Executives		10-Q	001-40115	10.3	August 5, 2025
10.3+	Form of Annual RSU Award Notice & Agreement for Non-Employee Directors		10-Q	001-40115	10.4	August 5, 2025
10.4	First Amendment to Credit Agreement, dated as of August 19, 2025, by and among Coupang, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	X
10.5+	Additional Benefits Letter dated August 14, 2025 for Hanseung Kang	X
10.6+	Additional Benefits Letter dated May 28, 2025 for Hanseung Kang	X
10.7+	Letter of Interim Assignment dated May 28, 2025 between Coupang, Inc., Coupang Corp., and Hanseung Kang	X
31.1	Chief Executive Officer Section 302 Certification	X
31.2	Chief Financial Officer Section 302 Certification	X
32.1*	Chief Executive Officer Section 906 Certification	X
32.2*	Chief Financial Officer Section 906 Certification	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

+	Indicates management contract or compensatory plan, contract, or arrangement

Coupang, Inc.	Q3 2025 Form 10-Q	35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Jonathan Lee
Jonathan Lee
Chief Accounting Officer (Principal Accounting Officer)

Dated: November 4, 2025

Coupang, Inc.	Q3 2025 Form 10-Q	36