Form 10-K
period 2025-12-31
Coupang, Inc.
filed 2026-02-26
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing price of the Registrant’s Class A common stock on June 30, 2025 as reported on the New York Stock Exchange) was approximately $33.6 billion. Solely for purposes of this disclosure, the registrant has assumed that all outstanding shares of the registrant’s common stock are held by non-affiliates, except for shares of common stock held by each of the registrant’s executive officers, directors, and 10% or greater stockholders as such persons may be deemed to be affiliates. This assumption should not be deemed to constitute an admission that all of the registrant’s executive officers, directors, and 10% or greater stockholders are, in fact, affiliates of the registrant, or that there are not other persons who may be deemed to be affiliates of the registrant.
As of February 19, 2026, there were 1,670,388,566 shares of the registrant’s Class A common stock and 157,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2025.

COUPANG, INC.
Form 10-K
For the Fiscal Year Ended December 31, 2025

Coupang, Inc.	2025 Form 10-K	1

COUPANG, INC.
All references in this Annual Report on Form 10-K (“Form 10-K”), the information incorporated into this Form 10-K by reference to information in the Proxy Statement of Coupang, Inc. for its 2026 Annual Meeting of Stockholders and in the exhibits to this Form 10-K to “Coupang, Inc.,” “Coupang,” “the Company,” “our Company,” “we,” “us,” and “our” are to the Delaware corporation named “Coupang, Inc.” and, except where expressly noted or the context otherwise requires, that corporation’s consolidated subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “goal,” “objective,” “seek,” “strategy,” “future,” “opportunity,” “runway,” “trajectory,” “restore,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding, and potential fluctuations in, our future operating and financial performance including our ability to maintain and increase long-term future profitability;
•our ability to successfully execute our business and growth strategy;
•the continued growth of the retail market, changes in consumer preferences and spending patterns, and the increased acceptance of online and app-based transactions by potential customers;
•the size of our addressable market segments, market share, and market trends;
•the nature and scope of any cybersecurity incidents (including the data incident discussed in Item 1C. “Cybersecurity” below) and the impact of such incidents on us, our customers, operations, relationships with governmental authorities, and financial results;
•our ability to compete in our industry;
•our ability to maintain and improve our market position;
•our ability to manage expansion into new geographies and offerings;
•our ability to effectively manage the continued growth of our workforce and operations;
•our anticipated investments in new products, offerings, and geographies, and the effect of these investments on our results of operations;
•our ability to effectively integrate acquisitions and realize the anticipated benefits of such transactions, including our acquisition of Farfetch Holdings plc (“Farfetch”);
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
•our estimates and assumptions related to our effective tax rate, future cash taxes, and realization of certain deferred tax assets;
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
•our ability to attract, retain, and motivate skilled personnel, including key members of our senior management;

Coupang, Inc.	2025 Form 10-K	2

•our ability to stay in compliance with laws and regulations, including tax laws, that currently apply or may become applicable to our business both in Korea and internationally and our expectations regarding various laws, regulations, and restrictions that relate to our business; and
•the outcomes of any claims, litigation, governmental audits, inspections, and investigations.
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
In addition, statements such as “we believe,” “we expect,” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-K. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
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

Coupang, Inc.	2025 Form 10-K	3

PART I

Item 1. Business
The Company
Coupang is a technology and Fortune 150 company listed on the New York Stock Exchange that provides retail, restaurant delivery, video streaming, and fintech services to customers under brands that include Coupang, Eats, Play, Rocket Now, and Farfetch. We serve millions of customers in over 190 countries and territories around the world.
We have organized our operations into two segments: Product Commerce and Developing Offerings. These segments reflect the way we evaluate our business performance and manage operations. Information on our segments is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Segment Information.” Financial information for our segments is included in Note 3 — “Segment Reporting” to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Our Customer Experience
We are committed to building a one-of-a-kind service for our customers designed to provide them with the best selection, savings, and service. Our approach focuses on controlling the entire end-to-end experience – from technology and automation to fulfillment and logistics – so we can continually raise the bar for what customers expect.
The technology, infrastructure, and operational excellence we have built allow us to invest in customer experiences and new, adjacent services. Capabilities originally developed to deliver general merchandise at speed have evolved to support fresh grocery, food delivery, digital entertainment, payments, and other services – all designed to make our customers’ lives easier.
Across our markets, customers benefit from one or more of our core experiences built around speed, convenience, and reliability including:
•Fast, reliable delivery experience, ranging from next-day, dawn, and even same-day delivery, with order cutoffs as late as midnight;
•Broad selection, spanning daily essentials, general merchandise, fresh groceries, luxury, and specialized niche categories;
•Frictionless returns, designed to be as simple and customer friendly as ordering; and
•Digital services, such as streaming entertainment and secure payments.
Through our WOW membership offerings, customers receive additional value – such as delivery benefits and service perks – further reinforcing a seamless, high-value experience.
Whether through local commerce, international selection, food delivery, or global marketplaces like Farfetch – which connects customers with some of the world’s leading luxury brands – we combine technology, fulfillment, logistics, and customer obsession to deliver an exceptional customer experience.
Our Merchant Experience
Small and medium-sized enterprises (“SMEs”) on Coupang form an essential part of our business, and we strive to make it easy for SMEs to reach customers all over the world with our comprehensive end-to-end support. We have invested billions of dollars to expand artificial intelligence (“AI”) technologies and other innovations, helping to accelerate the growth of hundreds of thousands of SMEs around the world. In the United States, for example, sellers ship their products to one of Coupang’s U.S. facilities, and Coupang’s world-class fulfillment and logistics teams receive, store, pick, pack, and ship those products directly to customers. Coupang’s online retail services are helping U.S. brands drive billions of dollars in international sales every year. And in the Republic of Korea (“Korea”), more than 75% of our SME sellers are based outside Seoul, supporting regional businesses and more balanced economic development. We have reimagined traditional online commerce to strengthen local businesses. By streamlining the entire supply chain through direct sourcing and mobile fulfillment sites, Coupang enables faster delivery of high-volume, locally sourced products. This helps small businesses reach more customers, grow sustainably, and thrive in an increasingly connected marketplace.
At Coupang, we continue to develop new ways for SMEs to unlock growth through offerings such as Coupang’s Private Label Brand, which develops and markets high-quality products under our private label at affordable prices. As more SMEs partner with Coupang on private label products, more jobs are created. We also launched Rocket Overseas to customers in Taiwan, empowering SME partners to unlock growth by connecting with customers in other countries, bringing savings and convenience to both customers and merchants.

Coupang, Inc.	2025 Form 10-K	4

We offer merchants of all sizes around the world the opportunity to sell through Coupang and provide effective solutions to improve customer experience and enhance demand generation. Our fulfillment and logistics by Coupang offering in Korea (“FLC”) empowers merchants by offering them access to our industry-leading fulfillment, logistics, and customer network services.
The Farfetch marketplace connects luxury sellers with customers and offers brands direct-to-consumer distribution.
Advertising
We also have offerings for our suppliers and merchants to advertise on our websites and mobile applications.
Our Competition
We compete with: (1) offline, online, and omnichannel retailers, suppliers, distributors, manufacturers, and producers of the products we offer and sell to consumers and businesses; (2) online search engines, comparison shopping websites, social networks, web portals, AI shopping tools, and other online and app-based means of discovering, using, or acquiring goods and services, either directly or in collaboration with other retailers; (3) companies that provide retail merchant services; (4) companies that sell grocery products online and offline; (5) on-demand food delivery services; (6) companies that provide fulfillment and logistics services for themselves or for third parties; (7) companies that provide online advertising products and services; (8) on-demand streaming entertainment services; (9) financial services companies, including credit card issuers and payment platforms; and (10) companies that sell luxury goods.
Seasonality
Our overall operating results may fluctuate from quarter to quarter as a result of a variety of factors, including seasonal factors, weather conditions, economic cycles that influence consumer spend, our ability to attract and retain new customers, and the impact and timing of holidays. For additional information, see the risk factors herein in Part I, Item 1A. “Risk Factors” in this Form 10-K, including those under the sub-caption “The seasonality of our business affects our quarterly results and places an increased strain on our operations.”
Human Capital
Our global team of employees is the driving force in creating a one-of-a-kind experience for millions of customers. In the same way our employees aim to go above and beyond for our customers, we aim to go above and beyond for them. As of December 31, 2025, we directly employ approximately 108,000 employees, the majority of which are located in Korea, making us one of the largest private sector employers in the country. We believe our direct employment model, along with competitive wages, training and safety programs, and a broad range of comprehensive benefits, empowers our diverse set of employees to deliver the “wow” experiences for our customers we strive to create every day.
Most of our employees are frontline workers in our fulfillment and logistics operations, and we make their health, safety, and wellness a top priority. We've made significant investments in health and safety initiatives that helped strengthen our leading safety record, which is one of the best in the Korean logistics industry and globally1. These investments include Coupang Care, the first paid health promotion program of its kind at scale for logistics workers in Korea. Coupang has also launched several Coupang Care initiatives in Taiwan, including mobile health checkups and a comprehensive employee assistance program. We believe the well-being of our employees is directly tied to the success of our business, and most importantly, our impact on our customers.
Intellectual Property
We rely on a combination of patents, trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee non-disclosure and invention assignment agreements, and other legal and contractual rights to establish and protect our intellectual property and proprietary rights.
We have trademark rights in our name and other brand indicia and have trademark registrations for select marks in Korea, the United States, Taiwan, the United Kingdom, and various European countries, and other jurisdictions around the world. We also have registered domain names for websites that we use in our business, such as https://www.aboutcoupang.com and similar variations.
We control access to and use of our proprietary technology and other confidential information through internal and external controls, including technical and administrative security controls and contractual protections with employees, contractors, customers, partners, and other third parties. It is our practice to enter into confidentiality and invention assignment agreements (or similar agreements) with our employees, consultants, and contractors involved in the development of intellectual property on our behalf. We also enter into confidentiality agreements with third parties in order to limit access to, and disclosure and use of, our confidential information and proprietary information. We further control the use of our proprietary technology and intellectual property through provisions in our website terms of service.
1 Measured using work-related and accident-related fatalities.

Coupang, Inc.	2025 Form 10-K	5

Our design logos, “Coupang,” and our other registered or common law trademarks, service marks, or trade names appearing in this Form 10-K are our property or our affiliates’ property. Other trade names, trademarks, and service marks used in this Form 10-K are the property of their respective owners.
Government Regulation
Government regulation impacts key aspects of our business. In particular, we are subject to numerous national, state/regional, and local laws, legal requirements, standards and regulations in Korea, the United States, Taiwan, Japan, China, the United Kingdom, various European countries, and other jurisdictions where we operate. These laws and regulations, which are subject to change, involve matters that are often central to our business, including our interactions with customers, suppliers, and merchants. They regulate fair trade and pricing, competition, labor and employment, workplace safety, privacy, data protection, data use, intellectual property, consumer safety and protection, advertising, import, export and international trade, payments, tax, shares of our Class A common stock, and other subjects. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state/regional, and local administrative agencies.
For additional information, see the risk factors in Part I, Item 1A. “Risk Factors” in this Form 10-K including those under the sub-caption “Risks Related to Laws, Regulation, Intellectual Property, and Technology”.
Company Website, Social Media, and Availability of SEC Filings
Our corporate website address is https://www.aboutcoupang.com, our investor relations website is https://ir.aboutcoupang.com, and we also provide updates on https://news.coupang.com. Information on our websites is not incorporated by reference herein and is not a part of this Form 10-K. We promptly make available on our investor relations website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission (the “SEC”), corporate governance information (including our Code of Business Conduct and Ethics) and select press releases. We file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy, and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Coupang and other issuers that file electronically with the SEC.
Investors and others should note that we may announce material business and financial information using our investor relations website (https://ir.aboutcoupang.com) and through https://news.coupang.com, our filings with the SEC, webcasts, press releases (including those on our investor relations website and https://news.coupang.com), conference calls, and social media. We use these mediums to communicate with investors and the general public about our company, our products, and other matters. It is possible that the information that we make available on our investor relations website and https://news.coupang.com may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our investor relations website and https://news.coupang.com. Notwithstanding the foregoing, the information contained on our investor relations website and https://news.coupang.com as referenced in this paragraph are not incorporated by reference into this Form 10-K or any other report or document we file with the SEC.
Any updates to the list of disclosure channels through which we will announce information will be posted on our investor relations website or https://news.coupang.com.

Coupang, Inc.	2025 Form 10-K	6

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should consider and read carefully all of the risks, uncertainties, events, and contingencies described below, as well as other information included in this Form 10-K, including the sections titled “Special Note Regarding Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes appearing elsewhere in this Form 10-K, before making an investment decision. The risks, uncertainties, events, and contingencies described below may not be the only ones we face. Our business, financial condition, results of operations, and prospects, as well as the price of our Class A common stock could also be affected by additional factors that apply to all companies operating globally. The occurrence of any of the following, or additional, risks, uncertainties, events, and contingencies not presently known to us, or that we currently believe to be immaterial, or that apply to all companies operating globally could materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the price of our Class A common stock which would cause you to lose all or part of your investment. Some of the risks, uncertainties, events, and contingencies discussed below may have occurred in the past, but the descriptions below are not representations as to whether or not the risks, uncertainties, events, or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the risks, uncertainties, events, and contingencies that could materially and adversely affect us in the future.
Summary Risk Factors
Our business faces significant risks, uncertainties, events, and contingencies. The risk factors described below are only a summary of the principal risk factors associated with investing in our Class A common stock. These risks are more fully described in this “Risk Factors” section, including the following:
•our results of operations may fluctuate significantly, which makes our future results of operations and prospects difficult to predict and could cause our results of operations to fall below expectations;
•our business is rapidly evolving, and we plan to continue to forgo short-term financial performance for long-term growth, which makes it difficult to evaluate our future prospects and predict our future results of operations, including our revenue growth rate;
•we may be unable to effectively manage the continued growth of our workforce, operations, and infrastructure, including the development, acquisition, and management of new business initiatives;
•we have had a history of net losses, and we may not maintain profitability in future periods;
•because a majority of our operations take place in Korea and are subject to Korean law, there are circumstances in which certain of our Korean affiliates’ executives may be held either directly or vicariously criminally liable for the actions of our Korean affiliates or our Korean affiliates’ executives and employees;
•we face intense competition and could lose market share to our competitors if we do not innovate, compete effectively, and respond to changing customer preferences;
•we have experienced, and may again experience, a data incident involving the unauthorized access to proprietary, confidential, or customer data and we may experience cybersecurity incidents affecting our apps, websites, networks, and systems. Any such incident or failure to protect our confidential information could interfere with customer transactions and order fulfillment, damage our reputation and brand, and subject us to investigation, possible sanctions, and other actions and penalties;
•a majority of our operations are subject to detailed and complex fair trade, labor, employment, and workplace safety laws and regulations, which continue to evolve and have and will continue to affect our operations and financial performance, subject us to regulatory scrutiny, costs and penalties, and may affect our reputation and results of operations;
•harm to our Coupang brand or our associated brands and marks (our “brand”) or reputation may occur if manufacturers and distributors from whom we buy products (“suppliers”) or the parties that sell their products on our marketplace (“merchants”) use unethical or illegal business practices, such as the sale of counterfeit or fraudulent products, or if our protocols designed to prevent such sales are perceived or found to be inadequate, which may also subject us to possible sanctions or penalties;
•any significant interruptions or delays in service on our apps or websites, any undetected errors or design faults, or failure to respond to customer spending patterns could result in limited capacity, reduced demand, processing delays, and loss of customers, suppliers, or merchants;
•any failure to comply with privacy laws or regulations, or to fulfill privacy-related customer expectations in the jurisdictions where we operate, could damage our reputation and brand and business and may subject us to regulatory scrutiny, sanctions, and/or penalties;

Coupang, Inc.	2025 Form 10-K	7

•we rely on Pay to conduct a substantial amount of the payment processing across our business. If Pay’s services were limited, restricted, curtailed, or degraded in any way, or become unavailable to us or our customers for any reason, our business may be adversely affected;
•the use of artificial intelligence (“AI”), machine learning, and related technologies by us and our competitors present risks and challenges that could adversely affect us;
•the acquisition of Farfetch creates incremental risk to our business, financial condition and results of operations, including potential difficulties in new geographic areas;
•our expansion into new geographies and offerings and any substantial increase in the number or type of our offerings expose us to new and increased challenges and risks, including legal and regulatory compliance burdens, potential differences in consumer preferences in new markets, and uncertain costs of building out fulfillment and logistics infrastructure;
•if we were to lose the services of members of our senior management team, we may not be able to effectively execute on our business strategy;
•international relations, including escalations in tensions between North Korea and Korea, and other global conflicts could adversely affect the Korean or global economies and demand for our products and services; and
•the dual class structure of our common stock has the effect of concentrating voting control with Bom Kim. This voting control may limit your ability to influence the outcome of important transactions and to influence corporate governance matters.
Risks Related to Our Operations, Limited Operating History and Evolving Business
We may experience significant fluctuations in our results of operations.
Our revenue and expenses may fluctuate for a variety of reasons, many of which are beyond our control. These reasons include those described elsewhere in this “Risk Factors” section as well as the following:
•our ability to attract new and retain existing customers, increase sales to existing customers, and satisfy our customers’ demands;
•our ability to offer merchandise and services on favorable terms, manage inventory, and fulfill orders in a timely manner;
•the introduction or activities of competitors’ stores, apps, websites, merchandise, or services, including the use of AI shopping tools;
•the success of our growth and expansion efforts, including investments into new initiatives and expansion into new geographies;
•variations in our level of merchandise and supplier returns;
•the extent to which we offer fast and free delivery, continue to offer a compelling value proposition to our customers, and provide additional benefits to our customers;
•factors affecting our reputation or brand image or awareness;
•the extent to which we finance our current operations and future growth, and the terms of any such financing;
•the timing, effectiveness, and costs of expansion and upgrades of our systems and infrastructure;
•the outcomes of legal proceedings, claims and regulatory investigations (including those prompted by the data incident discussed in Item 1C. “Cybersecurity” below), which may include monetary fines which could be significant, injunctive relief, personal liability (including criminal liability), sanctions, monetary damages, customer compensation, suspensions or revocations of related permits and licenses, and other penalties;
•the extent to which we invest in technology and content, fulfillment, and other expense categories;
•increases in our temporary or long-term costs such as labor and energy sources, packing supplies, leases, technology and logistics, and other infrastructure;
•changes in existing, or development of new, laws, regulations, or other regulatory practices and enforcement in the countries where we operate;
•the extent to which our customers, operations, and financial results are affected by cybersecurity and data security incidents, including the data incident discussed in Item 1C. “Cybersecurity” below, including, but not limited to, spyware, viruses, phishing, and other spam emails, denial of service attacks, unauthorized data access, data theft, computer intrusions, outages, and similar events; and

Coupang, Inc.	2025 Form 10-K	8

•disruptions from natural or man-made disasters, extreme weather conditions (including as a result of climate change) and other catastrophic events, global health epidemics and pandemics, geopolitical events and security issues (including terrorist attacks and armed hostilities), labor or trade disputes, macroeconomic conditions, and other similar events.
Fluctuations in our revenues and expenses may result in a failure to meet the expectations of analysts or investors, which could cause the price per share of our Class A common stock to decline. In addition, our revenue growth may not be sustainable and our growth rates, if any, may decrease. Our revenue and results of operations depend in part on the continued growth of demand for the products and services offered by us or our merchants, and on general economic and business conditions worldwide. A softening of demand, whether caused by changes in customer preferences, increased competition, or a weakening of the economies of the countries where we operate or globally, or other factors, may materially and adversely affect our revenue or growth rate, which could also materially and adversely affect our business, financial condition, results of operations, and prospects, as well as the price per share of our Class A common stock.
Our limited operating history and evolving business make it difficult to evaluate our future prospects, including future revenues, growth rate, and margins as well as the risks and challenges we may encounter.
Our limited operating history and evolving business make it difficult to evaluate and assess our future prospects, as well as the risks and challenges that we may encounter. Although we launched our first website in 2010 and our first mobile application in 2011, our business and the markets in which we compete have rapidly evolved over time. As a result, our ability to accurately forecast our future results of operations is limited and subject to a number of risks and uncertainties, including our ability to plan for and model future growth and expenses and to expand our business in existing markets and enter new markets. As such, you should not rely on our business and financial performance in any prior quarterly or annual period as an indication of our future business or financial performance. Many factors may contribute to a decline in our growth rate or margins, including, but not limited to, market saturation, increased competition, slowing demand, global macroeconomic and geopolitical conditions, the difficulty of capitalizing on growth opportunities, regulatory and governmental actions, and the maturation of our business. If our growth rate declines, or if we fail to improve our margins as we anticipate, investors’ perceptions of our business could be materially and adversely affected and the price per share of our Class A common stock could decline.
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
•respond to changes in the way customers access and use the Internet and mobile devices, including the use of AI shopping tools;
•react to challenges from existing and new competitors;
•expand our business in existing and new geographies;
•avoid interruptions or disruptions in our business;
•further develop our scalable, high-performance technology and fulfillment infrastructure to efficiently and reliably handle increased usage, as well as the deployment of new features and the sale of new merchandise and services; and
•hire, integrate, motivate and retain qualified personnel.
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

Coupang, Inc.	2025 Form 10-K	9

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
We have had a history of net losses prior to 2023, we may incur losses in the future, and we cannot ascertain whether we will maintain or increase profitability in future periods, which would materially and adversely affect our business, financial condition, results of operations, and prospects.
Prior to 2023, we had a history of annual net losses, including $(0.1) billion and $(1.5) billion for 2022 and 2021 respectively, as well as an accumulated deficit of $(5.7) billion as of December 31, 2022 and $(4.0) billion as of December 31, 2025. Even though we have experienced recent profitability, we cannot ascertain whether we will be able to maintain or increase our profitability in future periods. We expect to increase our costs and expenses in future periods, which could materially and adversely affect our future results of operations. In particular, we intend to continue to spend significant amounts to increase our customer base, increase the number and variety of merchandise and services we offer, expand our marketing channels, expand into new geographies, broaden our operations, develop additional fulfillment and logistics capacity, hire additional and retain existing employees and managers, and develop our technology infrastructure. These increased costs may materially and adversely affect our profitability and operating expenses. Some of our initiatives to generate revenue are new and unproven, and any failure of these initiatives to meet our goals could create additional losses and materially and adversely affect our business, financial condition, results of operations, and prospects.
In addition, we expect to invest in longer-term initiatives, which will likely impact our shorter-term results of operations. We may find that these efforts are more expensive than we currently anticipate and/or encounter technological and other development delays. We will also face increased compliance costs associated with growth and the expansion of our customer base. Our efforts to grow our business may cost more than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses or maintain profitability in future periods.
We may incur significant losses in the future for a number of reasons, including the other risks described in this “Risk Factors” section, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to sustain or increase profitability in future periods, the value of our business and the price per share of our Class A common stock could decline.
We have experienced, and may again experience, data incidents involving the unauthorized or improper access to proprietary, confidential, or customer data, and may experience cybersecurity or data incidents involving unauthorized or improper use of, disclosure of, alteration of, or destruction of, proprietary, confidential, or customer data, any of which could cause loss of revenue, harm to our brand, business disruption, and significant liabilities.
Our business employs apps, websites, networks, and systems through which we collect, maintain, transmit, and store data about our customers, merchants, suppliers, advertisers, and others, including personally identifiable information, as well as other confidential and proprietary information and, as such, we are an attractive target of data security attacks by third parties and insiders. Any failure to prevent or mitigate security breaches or improper access to, or use, acquisition, disclosure, alteration, or destruction of, any such data, or failure to promptly remediate any such issues, could result in significant liability and a material loss of revenue resulting from the adverse impact on our reputation and brand, a diminished ability to retain or attract new customers, and disruption to our business.
In November 2025, we became aware of a data incident involving unauthorized access to customer accounts (the “Incident”). Based on investigative findings, we determined that a former employee obtained the names, phone numbers, delivery addresses, and email addresses associated with approximately 33 million customer accounts, and certain order histories for a subset of the impacted accounts. None of our customers’ banking or financial information, payment card data, login credentials, or government-issued IDs were obtained or otherwise compromised in the Incident.
As a result of the Incident, we are subject to significant scrutiny by the Korean government, including governmental investigations requiring senior leadership to appear before the National Assembly of Korea, prosecution referrals related to these appearances and failure to appear, and investigations by numerous regulators. In some cases, Korean regulators have reopened investigations unrelated to the Incident that had been inactive and have sought to expand the scope of these investigations. We expect that we will need to pay fines, which could be significant, and may be subject to restrictions on our business. Regulators in Korea have also been conducting inquiries into our business and operations, including with respect to data security and privacy practices. We believe that the Incident has increased and may further increase the Korean government’s focus on our business and could result in additional inquiries, enforcement actions, and litigation. In addition, following the Incident, we were named as a defendant in recently filed securities and consumer class action complaints and a purported stockholder derivative lawsuit filed against our directors and certain officers related to the Incident in the United States. We could face additional government investigations, enforcement actions, or claims, and other related costs and expenditures. For instance, regulators in Korea have alleged that we have failed to preserve certain records related to the Incident. The existing investigations and litigation, as well as any new investigations, enforcement actions, or claims could adversely affect our reputation and brand and subject us to criminal sanctions,

Coupang, Inc.	2025 Form 10-K	10

fines, penalties, judgments, and settlements, and may have a material adverse effect on our business, results of operations, and financial condition. In addition, in response to the Incident, Coupang Corp., our Korean subsidiary, announced a customer compensation program to issue approximately $1.2 billion worth of vouchers to customers, starting in January 2026, that may be applied towards future Coupang purchases. These vouchers will be reflected as reductions to the selling price and revenue recognized on each corresponding transaction as they are redeemed.
In addition, the Incident and any other past or future data privacy or security incidents could result in violations or alleged violations of applicable Korean, U.S. and international privacy, data protection, and other laws. Such violations or allegations subject us to individual, derivative, or consumer class action litigation as well as governmental investigations and proceedings by federal, state, and local regulatory entities in Korea, the United States, and internationally, which could result in claims, proceedings, or actions, including civil and criminal proceedings, against us and certain of our executive officers, or other liabilities, exposing us to material personal, civil, or criminal liability. Our data security and privacy practices have been the subject of inquiries from government agencies and regulators, not all of which are finally resolved.
If we fail to promptly remediate any data incident that we experience, we may face further harm to our brand, business disruption, and significant liabilities. Our insurance programs may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for the full extent of our potential liabilities. For more information, see the risk factor below titled “Any failure to protect our apps, websites, networks, and systems against security breaches or otherwise protect our and our customers’ and business partners’ confidential information could damage our reputation and brand and adversely affect our business, financial condition, and results of operations.”
Any failure to protect our apps, websites, networks, and systems against security breaches or otherwise protect our and our customers’ and business partners’ confidential information could damage our reputation and brand and adversely affect our business, financial condition, and results of operations.
We rely on encryption and authentication technology in an effort to securely transmit and store data about our customers, merchants, suppliers, advertisers, and others, including personally identifiable information, as well as other confidential and proprietary information but such measures cannot provide absolute security and may fail to operate as intended or be circumvented. Data loss, breaches, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting our or our vendors’ or customers’ technology, products, and systems have in the past, and could in the future, result in the inadvertent or unauthorized use or disclosure of information or otherwise enable third parties to gain unauthorized access to this information. For instance, we have experienced data incidents in the past, including the Incident, and the inadvertent exposure of limited customer information within our app that occurred during an upgrade in 2021. For more information about the Incident, see the risk factor titled “We have experienced, and may again experience, data incidents involving the unauthorized or improper access to proprietary, confidential, or customer data, and may experience cybersecurity or data incidents involving unauthorized or improper use of, disclosure of, alteration of, or destruction of, proprietary, confidential, or customer data, any of which could cause loss of revenue, harm to our brand, business disruption, and significant liabilities.” In addition, our apps, websites, networks, and systems are subject to security threats, including hacking of our systems, denial-of-service attacks, viruses, malicious software, ransomware, break-ins, phishing attacks, social engineering, security breaches, or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our apps, websites, networks, and systems, or that we otherwise maintain. It may be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a data incident. Such efforts may not be successful, and we may make errors or fail to take necessary actions. Such risks extend not only to our own apps, websites, networks, and systems, but also to those of third-party service providers and our customers, contractors, business partners, vendors, and other third parties. There can be no assurance that future incidents will not have material adverse effects on our business, financial condition, and results of operations.
Moreover, techniques used to obtain unauthorized access to or sabotage systems change frequently and are becoming increasingly sophisticated and may not be known until launched against us or our third-party service providers, increasing the difficulty of detecting and defending against such threats. We have observed an increase in the frequency of the security threats we and our third-party service providers face, and we expect these activities to continue to increase. Geopolitical tensions or conflicts, such as the conflict between Russia and Ukraine, and the increased adoption of AI technologies, may further heighten the risk of cybersecurity incidents. In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or former employees (such as was the case in the Incident) or by persons with whom we have commercial relationships. As a result of any security breach, our reputation and brand could be damaged, our business could suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation, or regulatory action (including under laws related to privacy, data use, data protection, data security, network security, and consumer protection) and possible liability. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data security, and other laws, cause significant legal and financial exposure, cause adverse publicity, interfere with customers’ ability to use our apps, websites, networks, and systems, interfere with customer transactions and order fulfillment, and a create a loss of confidence in our security measures, which could have an adverse effect on our business, financial condition, and results of operations.

Coupang, Inc.	2025 Form 10-K	11

Inadequate account security or organizational security practices, including those of companies we have acquired or those of the third-parties we utilize, may result in unauthorized access to our systems and data, including customer systems and data. For example, passwords may not be rotated and employee access may not be updated or removed on a timely basis. Employees or third parties may intentionally compromise our security or systems or reveal confidential information.
We are also subject to regulations relating to privacy and use of confidential, sensitive, and personal information of our consumers, including, among others, Korea’s Personal Information Protection Act (“PIPA”), Korea’s Act on the Promotion of Information, Korea’s Communications Network Utilization and Protection of Information Act, Korea’s Credit Information Act and China’s Personal Information Protection Act. PIPA requires consent by the consumer with respect to the use of his or her data and requires the persons responsible for management of personal data to take the necessary technological and managerial measures to prevent data breaches and, among other duties, to notify the Personal Information Protection Commission of any data breach incidents within 24 hours. Failure to comply with PIPA in any manner may subject the individuals responsible to personal liability for not obtaining such consent in an appropriate manner or for such breaches, including even negligent breaches, and violators face varying penalties ranging from monetary penalties to imprisonment. We are also subject to regulations regarding privacy and use of confidential, sensitive, and personal information of our employees and service providers. We strive to take the necessary technological and managerial measures to comply with applicable laws, including the implementation of privacy policies concerning the collection, use, and disclosure of subscriber data on our apps and websites, and we regularly review and update our policies and practices. Despite these efforts to comply with applicable laws, these rules are complex and evolving, subject to interpretation by government regulators which may change over time and therefore we are subject to the risk of claims by regulators of failure to comply. Any failure, or perceived failure, by us to comply with such policies, laws, regulations, and other legal obligations and regulatory guidance could adversely affect our reputation, brand, and business, and may result in claims, proceedings, or actions, including criminal proceedings, against us and certain of our executive officers by governmental entities or others or other liabilities. Any such claim, proceeding, or action could hurt our reputation, brand, and business, force us to incur significant expenses in defense of such proceedings, distract our management, increase our costs of doing business, result in a loss of employees, customers, or merchants, and could have an adverse effect on our business, financial condition, and results of operations.
Moreover, we are also subject to other data privacy and protection laws regulating the collection, use, retention, disclosure, transfer, and processing of personal information, such as the California Consumer Privacy Act, the California Privacy Rights Act, similar laws in other states in the United States, the United Kingdom’s General Data Protection Regulation, and the European Union's General Data Protection Regulation. The potential effects of these laws are far-reaching, continue to evolve, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply with the obligations imposed by the governments of the jurisdictions in which we do business or seek to do business and we may be required to make significant changes in our business operations, all of which may adversely impact our business. These and other privacy and cybersecurity laws may carry significant potential penalties for noncompliance.
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

Coupang, Inc.	2025 Form 10-K	12

Risks Related to Our Business and Our Industry
If we fail to timely identify or effectively respond to changing customer preferences and spending patterns, fail to expand the products and services being purchased by customers, or fail or are unable to obtain or offer desirable categories of products or services, our relationship with our customers and the demand for our products and services could be materially and adversely affected, which could in turn materially and adversely affect our business, financial condition, results of operations, and prospects.
Our future business and financial performance depends on continued demand for the types of goods and services that we and our merchants offer. The popularity of certain products, including apparel, beauty, food, and consumer electronics, may vary over time due to perceived availability, subjective value, seasonality (including the impact and timing of holidays), and/or general societal trends. A decline in the demand for certain products or services we or our merchants sell could materially and adversely affect our revenue. For example, demand for luxury product offerings, which we have recently expanded, can be particularly variable due to changes in consumer preferences and may be particularly susceptible to recessions or other economic downturns. In addition, a temporary or sudden surge in demand for certain products may temporarily inflate the volume of those products listed on or purchased through our apps and websites, placing a significant strain on our infrastructure and throughput capacity. These trends may also cause significant fluctuations in our results of operations from period to period. A failure to timely identify or effectively respond to changing consumer preferences and spending patterns, an inability to keep adequate inventory of the type of products being purchased by customers, failure to grow and retain the members of our WOW membership programs, or a failure or inability to obtain or offer appropriate categories of products and services could negatively affect our relationship with customers and the demand for our products and services.
Our ability to identify, develop, and effectively manage sourcing relationships with qualified, economically stable suppliers and merchants who satisfy our requirements, and our ability to acquire sufficient amounts of products in a timely and cost-efficient manner is critical to our business. Significant changes to, or a failure to develop and maintain, sourcing relationships with a broad and deep supplier base could materially and adversely affect our business, financial condition, and results of operations.
Further, we also offer our customers private-label products on our apps and websites. Selling private-label products subjects us to additional and/or heightened risks, including but not limited to, risks of: potential product liability and mandatory or voluntary product recalls; potential liability arising from our commercial relationships with the manufacturers of our private-label products; potential liability for incidents, including, but not limited to, the injuries of our subcontractors’ employees at manufacturing sites that we do not control; failure to successfully protect our intellectual property rights and the rights of applicable third parties; harm to our reputation and brand image; increased regulatory scrutiny and fines related to subcontracting and our pricing and advertising practices with respect to private-label products; and other risks generally encountered by entities that source, market, and sell private-label products.
If we are unable to successfully implement some or all of our major strategic initiatives in a timely manner, our ability to maintain and improve our market position may be materially and adversely affected, which could in turn materially and adversely affect our business, financial condition, results of operations, and prospects.
Our strategy is to continue to build on our market position by continuing to implement certain key strategic initiatives in a timely manner, which include the following:
•building our brand and further expanding our customer base;
•providing high-quality merchandise and services at attractive prices;
•focusing on customer satisfaction and our customers’ loyalty to our apps, websites, and programs, including our WOW membership programs;
•expanding our product and service offerings and expanding into new geographies; and
•enhancing our apps and websites and developing personalization tools to enhance our customers’ experience with our apps and websites.
We may not be successful in implementing any or all of these key strategic initiatives in a timely manner. If we are unable to successfully implement some or all of our key strategic initiatives in an effective and timely manner, our ability to maintain and improve our market position, and our competitive position, brand, and reputation may be harmed, which may materially and adversely affect our business, financial condition, and results of operations.
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

Coupang, Inc.	2025 Form 10-K	13

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
In addition, the growth and expansion of our business and our variety of merchandise and services place significant demands on our management and other employees. For example, in an effort to increase customer engagement, we produce new versions of our apps and websites and communicate to our customers via email, mobile application push communications, and text messages. These and other growth initiatives may require significant additional resources and pose challenges for employee retention and recruitment.
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
Our revenue depends on prompt and accurate payment processes. Our failure to grow or enhance our transaction-processing capabilities to accommodate the increasing number of transactions that must be billed on our apps and websites would materially harm our business and our ability to collect revenue.
Furthermore, we may need to enhance other systems, and enter into relationships with new technology providers and other business partners to support growth in our business. The increased complexity of managing additional systems, technologies, and commercial relationships could result in unanticipated costs or business disruptions, which could adversely affect current and future revenue and operating margins.
Our current and planned systems, procedures and controls, personnel, and third-party relationships may not be adequate to support our future operations. Our failure to scale our systems, workforce, and third-party relationships to accommodate our growth could materially and adversely affect our business, financial condition, and results of operations.
If we do not successfully operate and manage the expansion of our fulfillment and logistics infrastructure, our business, financial condition, and results of operations could be materially harmed.
We believe that our fulfillment and logistics infrastructure, including strategically located fulfillment centers, logistics centers, and delivery vehicles, coupled with our proprietary technology, is essential to our success. We operate our fulfillment and logistics infrastructure throughout Korea and Taiwan, and maintain fulfillment centers in several other countries. We are in the process of obtaining and developing additional fulfillment and logistics infrastructure to increase our storage capacity, reduce delivery times, and further improve our workflow and processes.
If we do not expand and operate our fulfillment and logistics infrastructure successfully and efficiently, or there are delays in the expansion of our fulfillment and logistics operations (including next-day delivery), we could experience excess or insufficient fulfillment and logistics capacity in one or more locations, an increase in costs or impairment charges, or other adverse impacts. For example, we believe that our end-to-end logistics infrastructure, including the ability to control our last-mile delivery logistics, is a key competitive advantage. If our end-to-end logistics infrastructure, including last-mile delivery, is negatively affected in any manner, including, but not limited to, by the introduction of direct competitors with these capabilities or by legislation, legal rulings, or other regulation that may disrupt this service, our business, financial condition, and results of operations would be materially and adversely affected.
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

Coupang, Inc.	2025 Form 10-K	14

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
If we grow faster than we anticipate, we may exceed our fulfillment and logistics capacity, we may experience problems fulfilling or delivering orders in a timely manner, or our customers may experience delays in receiving their purchases, which could harm our reputation and our relationship with our customers, and we may need to increase our capital expenditures more than anticipated and in a shorter time frame than we currently anticipate, which could represent a demand on, or drain of, our financial resources and require additional capital. See the risk factor below titled “We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.”
Our ability to expand our fulfillment and logistics capacity is also dependent upon our ability to secure suitable facilities and recruit and retain qualified employees, independent delivery partners, and other workers, and there is no assurance that we will be able to secure such facilities or procure such partners or personnel. There have been and there may be future delays or increased costs associated with the spread and impact of ongoing or future pandemics or endemics, natural or man-made disasters, labor union activities, extreme weather conditions, and other catastrophic events.
Many of the expenses and investments with respect to our fulfillment and logistics capacity are fixed, and any expansion of such fulfillment and logistics infrastructure will require additional investment of capital. We expect to incur higher capital expenditures in the future for our fulfillment and logistics operations as our business continues to expand. We would incur such expenses and make such investments in advance of expected sales, and such expected sales may not occur. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.
We operate in a highly competitive industry and we may be unsuccessful in competing against current and future competitors, which could have a negative impact on the success of our business.
The industry in which we operate is intensely competitive and we expect that competition will continue to increase. We currently and potentially compete with a wide variety of online and offline companies providing goods and services to customers and merchants, including traditional retailers and merchandisers, such as department stores, discount warehouses, direct retailers, and home-shopping channels. The Internet, mobile networks, and AI provide new, rapidly evolving, and intensely competitive channels for the sale of all types of goods and services. We compete in two-sided markets and must attract customers, suppliers, and merchants to use our apps and websites. Customers who purchase goods and services through us have many alternatives, and suppliers and merchants have other channels to reach customers. We expect competition to continue to intensify. Online and offline businesses compete with each other, and our competitors include a number of online and offline retailers with greater resources, more advanced AI capabilities, large user communities, and well-established brands. As we respond to changes in the competitive environment, we may, from time to time, make pricing, service, or marketing decisions or acquisitions that may lead to dissatisfaction among customers and merchants, which could reduce activity on our apps or websites and adversely affect our results of operations.
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
Competitors may also be able to devote more resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote more resources to offline shopping venues, websites, mobile applications, and systems development than we can. In addition, competitors may be able to innovate faster and more efficiently, and new technologies including increased usage of AI and machine learning technologies may increase the competitive pressures by enabling competitors to offer more efficient, engaging, or lower-cost services.
Some of our competitors control other products and services that are important to our success, including credit card interchange, search, and mobile operating systems. Such competitors could utilize complementary aspects of their businesses in order to provide a better shopping experience or make it difficult for customers to utilize our apps or websites, or change pricing, availability, or the terms or operation of service related to their products and services in a manner that impacts our competitive offerings. If we are unable to use or adapt to operational changes in such services, we may face higher costs for such services, encounter integration or technological barriers, or lose customers, which could cause our business, financial condition, and results of operations to be materially and adversely affected.
In addition, certain manufacturers may limit or cease distribution of their products through online channels, such as our apps or websites. Manufacturers may attempt to use contractual obligations or existing or future government regulation to prohibit or limit retailers in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance

Coupang, Inc.	2025 Form 10-K	15

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
Many of our competitors have, and potential competitors may have, competitive advantages such as longer operating histories, more experience in implementing their business plan and strategy, better brand recognition, popular offline locations, more advanced AI capabilities, greater negotiating leverage, established supply relationships, and significantly greater financial, marketing, and other resources. Our competitors may undertake aggressive marketing or pricing campaigns to enhance their brand name and increase the volume of business conducted through their stores or websites, make extensive investments to improve their stores or network and system infrastructure, including website design and logistics network enhancements, or enter into strategic relationships with each other, which may result in competitors with greater scale, a broader footprint or improved offerings. For instance, two of our competitors recently entered into a strategic partnership whereby they will begin offering dawn grocery delivery services. Our inability to adequately address these and other competitive pressures may have a material adverse effect on our business, financial condition, and results of operations.
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
We continue to require additional qualified employees to support our business operations and planned expansion. Our future success depends, to a significant extent, on our ability to recruit, train, integrate, motivate, and retain qualified personnel. Since our industry is characterized by high demand and intense worldwide competition for talent and labor, we cannot assure you that we will be able to attract or retain qualified staff or other highly skilled employees that we will need to achieve our strategic objectives. In addition, under Korean law, there are circumstances in which certain executives of a company may be investigated or held criminally liable either directly or vicariously for the actions of the company and its executives and employees. Accordingly, our recruiting and retention efforts will require significant time, expense, and attention, and new hires require significant training and time before they achieve full productivity. In addition to hiring new employees, we must continue to focus on developing, motivating, and retaining our best employees, many of whom are at-will employees, which means they may terminate their employment relationship with us at any time. Further, even if qualified new employees are hired and achieve individual effectiveness, we may be materially and adversely affected by undue turnover in our employees.
If we fail to identify, recruit, and integrate strategic personnel hires, our business, financial condition, and results of operations could be materially and adversely affected. Any loss of members of our senior management team or key personnel could significantly delay or prevent the achievement of our business objectives and could materially harm our business and customer relationships. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. In addition, prospective and existing employees often consider the value of the equity awards they receive in connection with their employment. If the actual or perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Moreover, if our stock price significantly declines, we may be required to issue equity awards involving a higher number of shares to recruit and retain key employees, which would further dilute existing stockholders. If we are not able to retain and motivate our current personnel or effectively add and retain employees, our ability to achieve our strategic objectives, and our business, financial condition, and results of operations will be materially and adversely affected.
Our expansion into new geographies and new product and service offerings and our substantial increase in the number of offerings may expose us to new and increased challenges and risks.
In recent years, we have expanded, and expect to continue to expand, our product and service offerings, including in consumer electronics, food and grocery, financial services, private-label brands, apparel, streaming content, travel, luxury products, and export and import offerings, as well as expanded our reach into new geographies such as Taiwan, Japan, and various geographies in which Farfetch, or future businesses we may acquire, operate. Expansion involves new risks and challenges and has required and may require further significant investments. Our lack of familiarity with new markets and new products and services and lack of relevant customer data relating to these new markets or offerings may make it more difficult for us to anticipate customer demand and preferences and the appropriate levels of related investments. We may misjudge customer demand and the potential profitability of a new market, product, or service. We may find it more difficult to inspect and control quality and ensure proper

Coupang, Inc.	2025 Form 10-K	16

handling, storage, and delivery of new products, to establish cost-effective fulfillment and logistics infrastructure, and to establish and maintain relationships with qualified suppliers and merchants for new products. We may experience higher return rates on new products, customer complaints about new products and services, and costly liability claims as a result of selling such products and services, any of which would harm our brand and reputation as well as our results of operations. We may need to price aggressively to gain market share or remain competitive in new categories. It may be difficult for us to achieve profitability in new geographies or new product or service categories and our profit margin, if any, may be lower than we anticipate and losses, if any, may be higher than we anticipate, which would materially and adversely affect our business, financial condition and results of operations. We cannot assure you that we will be able to recoup our investments in introducing any new product and service categories or in expansion into any new markets or geographies.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity and debt financings and revenue generated from our business. We cannot be certain if our operations will continue to generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support the development of our various apps and websites and expansion of our offerings, and will require additional funds for such development and expansion. We may need additional funding for, among other things, marketing expenses and to develop and expand sales resources, develop new features or enhance our marketplace or other offerings, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need or may want to engage in future equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to develop our apps and websites, support our business growth and respond to business challenges could be significantly impaired, and our business, financial condition, and results of operations may be adversely affected.
The terms of any additional debt we may incur in the future could restrict our ability to effectively conduct our operations. Furthermore, if we raise capital through the issuance of additional equity securities, the new equity securities could have rights senior to those of our Class A common stock and if we issue equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease. Because our decision to raise additional capital will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future debt or equity financings, or terms on which any such financings may be completed.
Any harm to our brand or reputation may materially and adversely affect our business, financial condition, and results of operations.
We believe that the recognition and reputation of our brand among our customers, merchants, suppliers, and our workforce has contributed to the growth and success of our business. Maintaining and enhancing the recognition and reputation of our brand is critical to our business and competitiveness. Heightened regulatory and public concerns over operation of our business, including but not limited to those related to any ongoing or potential labor and employment disputes, worker safety, consumer protection and consumer safety issues, pricing practices (including with respect to discounts related to our WOW membership programs), supplier and subcontractor relationships, environmental and sustainability concerns, and cybersecurity and data security incidents (including the Incident), has subjected us to additional legal and reputational risks and increased scrutiny. Further, heightened public attention regarding worker safety and occupational health has subjected, and may continue to subject, us to regulatory and media scrutiny. In addition, changes in our services or policies have resulted, and could result, in objections from regulators, unions, members of the public, customers, suppliers, merchants and various other groups. From time to time, these objections or allegations, regardless of their veracity, may result in customer dissatisfaction, which could result in government inquiries or substantial harm to our brand, reputation, and prospects. The proliferation of social media may increase the likelihood, speed, and magnitude of negative brand and reputation events.
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

Coupang, Inc.	2025 Form 10-K	17

risks and uncertainties, including our ability to plan for and model future growth, expand our business in existing geographies, and enter new geographies.
Our industry is also characterized by rapidly changing technology, including AI, new mobile applications and protocols, new products and services, new media and entertainment content, including user-generated content, and changing consumer demands and trends. Furthermore, our competitors are continuously developing innovations in AI, personalized search and recommendation, online and offline shopping and marketing, communications, social networking, entertainment, logistics, and other services to enhance the customer experience. Our financial performance depends on our ability to identify, originate, and define retail trends, as well as to anticipate, gauge, and react to changing customer preferences in a timely manner, including seasonal trends in customer spending.
As a result, we continue to invest significant resources in our technology, infrastructure, research and development, and other areas in order to enhance our business and operations, as well as to explore new growth strategies and geographies and introduce new high-quality products and services. If we offer new merchandise or services that are not accepted by our customers, we may generate fewer sales and our revenue may fall short of expectations, our brand and reputation could be materially harmed, and we may incur expenses that are not offset by revenue. We may make substantial investments in such new categories and new markets in anticipation of future revenue. If the launch of a new category or a new geography requires greater investment than we expect, if we are unable to attract suppliers and merchants that produce sufficient high-quality, value-oriented merchandise and services, or if the revenue generated from sales of a new item of merchandise or service grows more slowly or produces lower gross profit than we expect, our results of operations could be materially and adversely impacted. Expansion of our offerings may also strain our management and operational resources. We may also face greater competition in specific categories from retailers that are more focused on such categories. It may be difficult to differentiate our offerings from other competitors as we offer additional categories of merchandise and services, and our customers may have additional considerations in deciding whether or not to purchase these additional offerings. In addition, the relative profitability, if any, of new categories of merchandise or services may be lower than we have experienced historically, and we may not generate sufficient revenue from sales of these new items to recoup our investments in them.
Our investments in innovations and new technologies, which may be significant, may not increase our competitiveness or generate financial returns in the short term, or at all, and we may not be successful in adopting and implementing new technologies. Our investments and endeavors to develop new growth initiatives and technologies may be hindered by regulatory scrutiny and limitations. For instance, the Korea Fair Trade Commission (the “KFTC”) is investigating our bundling of Eats services that come with a WOW membership in Korea. If the KFTC determines that these services may not be bundled under Korean law, we may need to separate these services and our WOW membership may become less attractive to customers and this could have a material adverse effect on our business, financial condition, and results of operations. The changes and developments taking place in our industry may also require us to re-evaluate our business model and adopt significant changes to our long-term strategies and business plans.
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
We depend on our ability to attract and retain merchants that offer high-quality merchandise and services to our customers at attractive prices and in a timely manner to attract new customers and to keep our existing customers engaged and purchasing from our apps and websites. Similarly, we also must attract and retain suppliers to supply merchandise to us for our owned-inventory selection. We must continue to attract and retain suppliers and merchants in order to increase revenue and maintain or increase profitability.
We may experience supplier or merchant attrition in the ordinary course of business, which could lead to a decrease in the volume and/or selection of merchandise available to our customers, resulting in loss of customers to our competitors. Even if we identify new suppliers or merchants, we may not be able to purchase desired merchandise in sufficient quantities on terms acceptable to us, and merchandise from alternative sources may be of a lesser quality or more expensive than those from existing suppliers or merchants. Similarly, new suppliers or merchants may not offer the same selection or value to our customers. In addition, we may have disputes with suppliers and merchants with respect to their compliance with our quality control or other policies and measures and the penalties imposed by us for violation of these policies or measures from time to time, which may cause them to cease doing business with us. Any complaints from suppliers or merchants may in turn result in a negative impact on our brand and

Coupang, Inc.	2025 Form 10-K	18

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
As of December 31, 2025, we have operations and support services in the United States, Korea, Taiwan, Singapore, China, Japan, India, the United Kingdom, and various other European countries. We may further expand our operations into new geographies. These expansions could present new risks and challenges, which may prove unsuccessful and materially and adversely affect our business. Further expansion into additional geographies and offerings, such as our recent entry into the global luxury goods space through Farfetch, will continue to require significant management attention and resources and would require us to localize our offerings to conform to a wide variety of local cultures, business practices, laws, regulations, and policies. Such local cultures, business practices, laws, regulations, and policies in other countries may make it more difficult for us to replicate our business model and anticipate customer demand and preferences. In each local market, we expect to compete with local and international companies that may understand the local market better than we do, and we may not benefit from first-to-market advantages. If we are not successful in expanding into particular international geographies or in generating revenue from such international operations, our business, financial condition, and results of operations may be materially and adversely affected.
The acquisition of Farfetch created incremental risk to our business, financial condition, and results of operations.
In January 2024, we completed the acquisition of Farfetch (the “Farfetch Acquisition”). The Farfetch Acquisition exposes us to challenges and risks, including:
•increased overhead expenses or cash flow shortages that may occur if anticipated revenues from the Farfetch Acquisition are not realized or are delayed;
•hiring management personnel for expanded Farfetch operations;
•realizing the anticipated synergies and other benefits of the Farfetch Acquisition;
•the value of assets acquired in the Farfetch Acquisition may be lower than expected or may diminish;

Coupang, Inc.	2025 Form 10-K	19

•the liabilities assumed (including any unknown potentially significant claims that may arise following the acquisition for which we have limited or no contractual remedies or insurance coverage) may be greater than expected;
•assets and liabilities acquired may be subject to foreign currency exchange rate fluctuations;
•challenges associated with operating in geographic regions, including Europe, and markets where we have not had operations in the past;
•the effects of the transaction on relationships, including with suppliers, customers, boutiques, and competitors as well as the effect on the Farfetch brand;
•risks related to the potential effect of general economic, political, and market factors, including changes in the financial markets, interest rates or foreign exchange rates as a result of inflation or governmental measures implemented to address inflation; and
•litigation and regulatory risks related to the acquisition and/or our ownership of Farfetch.
If we fail to address the risks and uncertainties that we face, including those associated with the challenges listed above and those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations would be adversely affected.
While we have integrated Farfetch into our internal controls over financial reporting, there is a risk that deficiencies may occur that could constitute significant deficiencies, or in the aggregate, a material weakness. As previously disclosed, Farfetch Limited identified the existence of a material weakness in its internal control over financial reporting and we determined the material weakness was not fully remediated as of December 31, 2024. As a result of the completed business restructuring and divestiture activities related to Farfetch’s New Guards business, we now believe that, as of December 31, 2025, the combination of deficiencies previously identified is not a material weakness.
We expect that we will continue to invest in Farfetch to support its operating expenses, headcount, and executive resources. However, none of these investments will ensure the success of the Farfetch business. If we fail to successfully operate Farfetch, we will not realize the benefits anticipated, and any such failure could result in adverse effects on our business, financial condition and results of operations, including substantial impairment charges.
We previously identified and disclosed a material weakness in internal control over financial reporting related to our Farfetch acquisition. If we fail to properly manage our internal control over financial reporting, any material weakness in the future could negatively impact our business, investor confidence, and the price of our common stock.
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
If we experience future material weaknesses or deficiencies in internal controls (whether due to acquisitions or otherwise) and we are unable to correct them in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. Any such failure could result in investors losing confidence in the accuracy and completeness of our financial reports, could cause us to violate covenants in our debt instruments or other reporting obligations, the market price of our Class A common stock could be adversely affected, and we could become subject to litigation or investigations by the New York Stock Exchange (the “NYSE”), the SEC, or other regulatory authorities, which could require additional financial and management resources and materially and adversely affect our business and results of operations.

Coupang, Inc.	2025 Form 10-K	20

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
Online commerce is still developing in many of the geographies in which we operate. Our future revenue depends substantially on our customers, suppliers, merchants, and advertisers accepting the Internet as a way to conduct commerce, to purchase goods and services, and to carry out financial transactions. For us to grow our customer base successfully, more customers, merchants, and suppliers must accept and adopt new ways of conducting business and exchanging information, including through mobile devices. Further, service interruptions in Internet access could prevent customers from accessing our apps or websites and placing orders, and frequent interruptions could discourage customers from using our apps or websites, which could cause us to lose customers and harm our results of operations. In addition, we have no control over the costs of the services provided by the telecommunications operators. For more information, see the risk factor below titled “Our business depends on network and mobile infrastructure, third-party data center hosting facilities, other third-party providers, and our ability to maintain and scale our technology. Any significant interruptions or delays in service on our apps or websites or any undetected errors or design faults could result in limited capacity, reduced demand, processing delays, and loss of customers, suppliers, or merchants.”
Acceptance and use of the Internet are critical to our growth and the occurrence of any one or more of the above challenges could have a material adverse effect on our business, financial condition, and results of operations.

Coupang, Inc.	2025 Form 10-K	21

If the mobile, AI, and other technology, solutions available to our merchants and customers are not effective, the use of our apps, websites, and marketplaces could decline.
Purchases made on mobile devices and through the use of AI tools by customers have increased significantly in recent years. Our suppliers and merchants are also increasingly using AI and mobile devices to operate their businesses on our apps and websites. If we are unable to deliver a rewarding experience on mobile devices or effectively utilize AI tools, our ability and the ability of our merchants to manage and scale our respective businesses may be harmed and, consequently, our business may suffer.
We continually upgrade existing technologies and business applications to keep pace with evolving technologies, our competitors, and consumer preferences, and we may be required to implement new technologies, such as those related to AI, or business applications in the future. The implementation of these technologies and changes requires significant investments and as new devices, operating systems and platforms are released, it is difficult to predict requirements, regulatory changes, or the problems we may encounter in developing applications for these alternative devices, operating systems and platforms. Additionally, we may need to devote significant resources to the support, maintenance and regulatory compliance of such applications once created.
The success of our applications could also be harmed by factors outside our control, such as:
•actions taken by providers of mobile operating systems or mobile application download stores;
•unfavorable reviews and treatment received by our mobile applications, especially as compared to competing applications, such as the placement of our mobile applications in a mobile application download store;
•increased costs to distribute or use our mobile applications; or
•changes in mobile operating systems, such as iOS and Android, that degrade the functionality of our mobile websites or mobile applications or that give preferential treatment to competitive products.
If merchants and customers encounter difficulty accessing or using our apps or websites on their mobile devices, if they choose not to use our apps or websites on their mobile devices, or we do not offer attractive AI tools, our business, financial condition, and results of operations may be adversely affected.
We are subject to risks associated with sourcing and manufacturing goods from countries outside of Korea.
A portion of our sales are dependent on our ability to import finished goods from other countries into Korea. Substantially all of our import operations are subject to customs requirements. The countries from which some of our products are manufactured or exported, or into which our products are imported, may from time to time impose quotas, duties, tariffs, or other restrictions on imports (including restrictions on manufacturing operations) or adversely modify existing restrictions. Changes in Korea, China, the United States, and other governments regarding international trade, including import and export regulations, tariffs, and international trade agreements, may negatively impact our business. Imports are also subject to unpredictable foreign currency variation which may increase our cost of sales. Adverse changes in these import costs and restrictions, or failure by our suppliers to comply with customs regulations or similar laws, could harm our business.
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
If our ability to import goods from other countries is negatively impacted by domestic or international trade regulations (including any future customs requirements, tariffs, and quotas implemented in Korea or other countries), our ability to maintain a diverse selection of products for our customers and to be able to timely deliver products consistent with our customers’ expectations could be harmed, which could materially and adversely impact our future revenue and growth.
Efforts to increase advertising revenue may impact our sales or results of operations.
Growth in our advertising revenue depends on our ability to continue to develop and offer advertisers effective tools and promotions. New advertising formats that take up more space on our apps and websites may impact customer satisfaction, which could impact our sales. As the advertising market generates and develops new concepts and technologies, we may incur additional costs to implement more effective products and tools. Continuing to develop and improve these products and tools may require significant time and resources and additional investment, which could reduce margins for our advertising business. Additionally, changes to our advertising policies and data privacy practices, as well as changes to other companies’ advertising and/or data privacy practices, have in the past, and may in the future, affect the advertising that we are able to provide, which could harm our business. If we cannot continue to develop and improve our advertising products and tools in a timely fashion, or if our advertising

Coupang, Inc.	2025 Form 10-K	22

products and tools are not well received by advertisers or customers, our revenue or sales could be materially and adversely affected.
Failure to deal effectively with fraudulent activities on our apps or websites would increase our fraud losses and harm our business and could severely diminish merchant and customer confidence in and use of our services.
We face risks with respect to fraudulent activities on our apps or websites and periodically receive complaints from customers who assert they have not received the goods they purchased or that goods they received were fraudulent, from merchants who may not have received payment for goods that were purchased, or from manufacturers or others who assert that their intellectual property is being infringed by products or services we offer.
Although we have implemented measures designed to detect and reduce the occurrence of fraudulent activities, combat bad customer experiences, and increase customer satisfaction, including encouraging reporting of concerns, gating and monitoring higher-risk activities, evaluating merchants on the basis of their transaction history, and restricting or suspending some merchants, we cannot assure you that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among merchants and customers. We will need to evolve to combat fraudulent activities as they develop. Any failure to evolve could result in loss of customer trust. At the same time, the implementation of additional measures to address fraud could negatively affect the attractiveness of our offerings to customers and merchants, or create friction in our customers’ experience.
We rely on Pay to conduct a substantial amount of the payment processing across our businesses in Korea. If Pay’s services were limited, restricted, curtailed, or degraded in any way, or become unavailable to us or our customers for any reason, our business may be adversely affected.
Pay, our digital financial services offering, provides our customers with convenient payment processing in Korea. These services are critical to our business. We rely on the convenience and ease of use that Pay provides to our customers and merchants. If the quality, utility, convenience, or attractiveness of Pay’s services declines for any reason, the attractiveness of our offerings to customers and merchants could be harmed.
Pay is subject to a number of risks which, if they were to materialize, could materially and adversely affect its ability to provide payment processing services to us and our customers, including, but not limited to:
•dissatisfaction with Pay’s services or lower use of Pay by customers and merchants;
•increasing competition, including from other established companies, payment service providers, and companies engaged in other financial technology services;
•changes to rules or practices applicable to payment systems that link to Pay;
•breach of customers’ privacy and concerns over the use and security of information collected from customers and any related negative publicity or liability relating thereto;
•service outages, system failures, or failure to effectively scale the system to handle large and growing transaction volumes;
•increasing costs to Pay, including fees charged by banks to process transactions through Pay, which would also increase our cost of revenue;
•negative news about and social media coverage on Pay, its business, its service offerings, or matters relating to Pay’s data security and privacy; and
•failure to manage customer funds accurately or loss of customer funds, whether due to employee fraud, security breaches, technical errors, or otherwise.
Pay’s services are highly regulated. Pay is required to comply with numerous complex and evolving laws, rules, and regulations, particularly in the areas of online and mobile payment services. For instance, in December 2025, Korea’s Electronic Financial Transactions Act (the “EFTA”) was amended to require that settlement funds held by Pay (and companies similar to Pay) for merchant settlement or user refunds be fully managed externally. At least 60% of the settlement funds must be managed by third parties, through deposits, trusts or payment guarantee insurance, from December 2026 and increasing to 100% by December 2028. This amendment may increase our restricted cash balance or require us to purchase payment guarantee insurance, if available. The amendment to the EFTA and a proposed amendment to Korea’s Large-Scale Retail Business Act also shorten the settlement period for certain merchant payments beginning in December 2026, which may reduce our accounts payable balances and cash on hand.
In addition, as Pay expands the type and reach of its services within Korea and into international geographies, it will become subject to additional legal and regulatory risks and scrutiny. Any failure, or deemed failure, by Pay to comply with existing or new laws, regulations or orders of any governmental authority may, among other things:
•subject us to significant fines, penalties, criminal and civil lawsuits;

Coupang, Inc.	2025 Form 10-K	23

•result in additional compliance and licensure requirements;
•cause us to lose existing licenses or prevent or delay us from obtaining additional licenses that may be required for our business;
•increase regulatory scrutiny of our business;
•divert management’s time and attention from our business;
•restrict our operations;
•lead to increased friction for customers;
•force us to make changes to our business practices, products or operations;
•require us to engage in remediation activities; or
•delay planned transactions, product launches or improvements.
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
We accept payments using a variety of methods, including credit and debit cards, money transfers, and Pay. For certain payment methods, including credit and debit cards, we pay bank interchange and other fees. These fees may increase, which would increase our operating costs and adversely affect our results of operations. We use third parties to provide payment processing services, including the processing of credit and debit cards. Our business may be disrupted for an extended period of time if any of these companies becomes unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and/or lose our ability to accept credit and debit card payments from customers or facilitate other types of online payments, and our business could be harmed. Moreover, although the payment gateways we use are contractually obligated to indemnify us with respect to liability arising from fraudulent payment transactions, if such fraudulent transactions are related to credit card transactions and become excessive, they could potentially result in our losing the right to accept credit cards for payment. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected.
Increases in food, energy, labor, and other costs could materially and adversely affect our results of operations.
Factors such as inflation, increased food costs, increased labor and employee benefit costs, increased rental costs, or increased energy costs have increased, and may continue to increase, our operating costs and those of our suppliers and independent contractors. Many of the factors affecting suppliers and independent contractors are beyond the control of these parties. In many cases, these increased costs may cause suppliers and independent contractors to spend less time providing services to our customers or to seek alternative sources of income and may cause some suppliers or independent contractors to cease operations altogether. Likewise, these increased costs may cause suppliers and independent contractors to pass costs on to us and our customers by increasing prices, which would likely cause order volume to decline, and may cause suppliers or independent contractors to cease operations altogether. Any of these factors could adversely affect our business and results of operations.
We rely on our merchants to provide a high-quality experience to our customers.
Our marketplace provides many small- and medium-sized businesses with access to customers across Korea and certain other countries. Aggregating their products in one convenient forum provides convenience to customers and an increased business opportunity for merchants. We have policies and procedures intended to protect both merchants and customers on our marketplace. However, we do not control the merchants, who are independent, third-party businesses.
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

Coupang, Inc.	2025 Form 10-K	24

funds we expend for those reimbursements. Although we focus on enhancing customer service, our efforts may be unsuccessful and our merchants and customers may be disappointed in their experience and not return.
Anything that prevents the timely processing of orders or delivery of goods to our customers could harm our merchants. Service interruptions and delivery delays may be caused by events that are beyond our control and the control of our merchants, such as transportation disruptions, natural disasters, inclement weather (including as a result of climate change), terrorism, public health crises, or political unrest. Additionally, disruptions in the operations of a substantial number of our merchants could also result in negative experiences for a substantial number of our customers, which could harm our reputation and brand. If our customers have a negative experience in the purchase of these products, whether due to quality or timing of delivery, our business, financial condition, and results of operations could be adversely affected.
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
A key element of our strategy is to generate a high volume of traffic on, and use of, our apps and websites. Our reputation and ability to attract, retain, and serve our customers are dependent upon the reliable performance of our apps and websites and the underlying network infrastructure. As our customer base and the amount of information shared on our apps and websites continue to grow, we will need an increasing amount of network capacity and computing power. We have spent and expect to continue to spend substantial amounts on data centers and equipment and related network infrastructure to, among other things, handle the traffic on our apps and websites. The operation of these systems is complex and could result in operational failures. In the event that the volume of traffic of our customers exceeds the capacity of our current network infrastructure or in the event that our customer base or the amount of traffic on our apps and websites grows more quickly than anticipated, we may be required to incur significant additional costs to enhance the underlying network infrastructure. Interruptions or delays in these systems, whether due to system failures, computer viruses, physical or electronic break-ins, undetected errors, design faults, or other unexpected events or causes, could affect the security or availability of our apps and websites and prevent our customers from accessing our apps and websites. If sustained or repeated, these performance issues could reduce the attractiveness of our products and services. In addition, the costs and complexities involved in expanding and upgrading our systems may prevent us from doing so in a timely manner and may prevent us from adequately meeting the demand placed on our systems. Any interruption or inadequacy that causes performance issues or interruptions in the availability of our apps or websites could reduce customer satisfaction and result in a reduction in the number of customers purchasing our products and services.
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

Coupang, Inc.	2025 Form 10-K	25

We offer our products through our apps and websites using data centers, including Amazon Web Services ("AWS"), a provider of cloud infrastructure services. We rely on the Internet to communicate with our customers and merchants and, accordingly, depend on the continuous, reliable, and secure operation of Internet servers, related hardware and software, and network infrastructure. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS and its configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party Internet service providers transmit. Furthermore, we have no physical access or control over the services provided by AWS and we cannot quickly or easily switch our operations to another third-party cloud infrastructure service provider. A prolonged AWS service disruption affecting our apps or websites could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs in connection with switching to or using alternative cloud services or taking other actions in preparation for, or in reaction to, events that impact our ability to use AWS services. Damage or interruptions to these data centers could harm our business. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our apps and websites.
AWS enables us to access and use its service offerings in varying amounts and sizes, and across multiple regions. AWS provides us with cloud infrastructure services pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement for any reason by providing us with at least two years’ notice. AWS may also terminate the agreement for cause upon 30 days’ notice, which, in certain instances, is subject to our right to issue an escalation notice, if we are in material breach of our obligations when using AWS services or which could cause harm to AWS, or if AWS is required to comply with applicable law or binding orders of governmental entities. AWS may also discontinue a service offering that it makes generally available to its customers by providing us with at least 12 months’ prior notice, except that AWS is not obligated to provide such notice if the discontinuation is necessary to address an emergency or threat to the security or integrity of AWS, respond to claims, litigation, or loss of license rights related to third-party intellectual property rights, or to comply with law or the requests of a government entity. AWS agrees that it will not make any such discontinuation in a manner that applies only to us, and not to the other AWS customers generally or to a subset of AWS customers. Termination or suspension of the AWS agreement or the underlying service offerings may harm our ability to access data centers we need to host our apps and websites or to do so on similar terms as those we have with AWS.
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
In addition, certain of our hardware, including data servers, are located at offsite data centers, and certain other equipment is located within our premises. Such infrastructure systems are vulnerable to damage or interruption as a result of war, floods, fires, power loss, telecommunications failures, human error, and other similar events. While we have some limited disaster recovery arrangements in place, our preparations may not be adequate to account for disasters or similar events that may occur in the future and may not effectively permit us to continue operating in the event of any problems with respect to our systems or those of our third-party data centers or any other third-party facilities. Our disaster recovery and data redundancy plans may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. If any such event were to occur, our business, financial condition, and results of operations may be adversely affected.

Coupang, Inc.	2025 Form 10-K	26

Our culture has been critical to our success and if we cannot maintain this culture as we grow, our business could be harmed.
We believe that our culture, where the customer is at the beginning and the end in each decision we make, has been critical to our success. We may face a number of challenges that may affect our ability to sustain our corporate culture, including a potential failure to attract and retain employees who embrace and further our culture, any expansion into additional geographies and new lines of business, competitive pressures that may divert us from our vision and values, and the integration of new personnel and businesses from acquisitions (such as the recent acquisition of Farfetch). If we are not able to maintain our culture as we continue to grow, our business, financial condition, and results of operations could be adversely affected.
Our business could be disrupted by catastrophic occurrences and similar events.
Our business and the infrastructure on which our business relies is vulnerable to damage or interruption from catastrophic occurrences, such as earthquakes, tsunamis, floods, fires, extreme weather events (whether as a result of climate change or otherwise), power loss, telecommunication failures, criminal acts, sabotage, other intentional acts of violence, vandalism and misconduct, war, civil unrest, terrorist attacks, geopolitical events, including those related to hostilities between North Korea and Korea, tensions between China and Taiwan, conflicts in the Middle East, disease and pandemics, and similar events. Our Korean corporate offices and certain of our data centers are located in regions known for seismic activity. Despite any precautions we may take, the occurrence of a natural or man-made disaster or other unanticipated problems at our facilities or the facilities of our cloud providers could result in disruptions, outages, and other performance and quality problems. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster and to execute successfully on those plans in the event of a disaster or emergency, our business would be seriously harmed.
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
We are party to a senior unsecured revolving credit facility as well as various other credit agreements as described in described in Part II, Item 8. “Financial Statements and Supplementary Data” — Note 13 — "Short-Term Borrowings and Long-Term Debt " to the consolidated financial statements included in this Form 10-K. Our credit agreements may limit our ability to, among other things:

Coupang, Inc.	2025 Form 10-K	27

•incur or guarantee additional debt;
•make certain investments and acquisitions;
•make prepayments of certain indebtedness;
•incur certain liens or permit them to exist;
•transfer funds or pay dividends to Coupang, Inc.; and
•make fundamental changes and dispositions (including dispositions of equity interests of any subsidiary guarantors).
Our revolving credit facility also contains covenants requiring us to maintain certain financial ratios.
The provisions of our revolving credit facility may affect our ability to obtain future financing and to pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. As a result, restrictions in our revolving credit facility could adversely affect our business, financial condition, and results of operations. In addition, our revolving credit facility includes cross-default and cross-acceleration provisions and a failure to comply with these provisions, as well as our other credit agreements, could result in a default or an event of default that could enable our lenders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of outstanding amounts under our revolving credit facility or other credit agreements is accelerated, our assets may be insufficient to repay such amounts in full, and our common stockholders could experience a partial or total loss of their investment. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
We also have significant subsidiaries in Korea that have statutory financial statement filing requirements. They are subject to disclosure requirements by the Korean regulators, which will involve periodical public filings of financial information under local accounting standards. These local accounting standards may differ from those of accounting principles generally accepted in the United States of America (“U.S. GAAP”).
In addition, under Korean law, there are circumstances in which certain executives of a company may be investigated or held criminally liable either directly or vicariously for the actions of the company and its executives and employees. For example, complaints alleging infringement of intellectual property rights, breaches of certain Korean laws (e.g., labor standards laws and fair trade laws), and product-related claims may be investigated and prosecuted as criminal offenses with both the company and the company’s executives being named as defendants in such proceedings. These risks change over time. For example, as a result of a KFTC referral, the Seoul Eastern Prosecutors’ Office has initiated a criminal investigation into Coupang Corp. and Coupang Private Label Brands (“CPLB”) as further described in Part II, Item 8. “Financial Statements and Supplementary Data” — Note 14 — "Commitments and Contingencies" to the consolidated financial statements.

Coupang, Inc.	2025 Form 10-K	28

As a result of these current and changing risks, our executives have in the past been named, and may be named in the future, in criminal investigations or proceedings stemming from our operations. In Korea, company executives being named in such investigations or proceedings is a common occurrence, even though in practice many such cases result in no liability to the individual. If our executives were to be named in such criminal proceedings or held either directly or vicariously criminally liable for the actions of the company and its executives and employees, our business, financial condition, and results of operations may be harmed. For more information, see the risk factor above titled “We have experienced, and may again experience, data incidents involving the unauthorized or improper access to proprietary, confidential, or customer data, and may experience cybersecurity or data incidents involving unauthorized or improper use of, disclosure of, alteration of, or destruction of, proprietary, confidential, or customer data, any of which could cause loss of revenue, harm to our brand, business disruption, and significant liabilities.”
Transactions with the subsidiaries and affiliates of Coupang Corp. may be restricted under Korean fair trade regulations.
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
Under the amended Korean Commercial Code, effective July 2025, directors of a Korean company, such as Coupang Corp., owe a fiduciary duty to both the company itself and its stockholders. While this amendment expands the scope of directors' duties to include the interests of stockholders, the fundamental duty to the company itself remains in effect. Consequently, legal uncertainties exist regarding how these dual duties will be interpreted by Korean courts in the event of a conflict between the interests of the company and those of its majority stockholder. As a result, if circumstances arise in which the preservation of Coupang Corp.’s corporate value or solvency conflicts with the immediate interests of Coupang, Inc. or our stockholders, Coupang Corp. may still be restricted under applicable Korean law from acting in a manner that is in the best interest of Coupang, Inc., as its parent, or our stockholders. For example, providing guarantees or collateral by Coupang Corp. in favor of Coupang, Inc., as its parent, without a justifiable cause and on other than arm’s-length terms may still constitute a breach of the directors’ fiduciary duty to Coupang Corp. notwithstanding their expanded duty to stockholders.
Approval by the board of directors of a Korean company is required for, among other things, all transactions between a director or major stockholder (including a 10% or more stockholder) and the company for the director’s or the major stockholder’s account. As a result, intercompany transactions between us and Coupang Corp. (or any other Korean subsidiary we may own, from time to time), could arise in which the directors of the Korean subsidiary are unable to prioritize ours or our stockholders’ best interest due to their concurrent obligation to protect the subsidiary’s separate corporate assets. Since substantially all of our operations are conducted by Coupang Corp., any such occurrence with respect to Coupang Corp. could adversely affect our business, financial condition, and results of operations.
Coupang Corp.’s transactions with related parties are subject to close scrutiny by the Korean tax authorities, which may result in adverse tax consequences.
Under Korean tax law, there is an inherent risk that Coupang Corp.’s transactions with its subsidiaries, affiliates or any other person or company that is related to us may be challenged by the Korean tax authorities if such transactions are viewed as having been made on terms that were not on an arm’s-length basis. If the Korean tax authorities determine that any of its transactions with related parties were on other than arm’s-length terms, it may not be permitted to deduct as expenses, or may be required to include as taxable income, or may be required to pay other taxes (including value-added taxes), any amount which is found to be undue financial support between related parties in such transaction, which may have adverse tax consequences for us and, in turn, may adversely affect our business, financial condition, and results of operations.
A focus on regulating intellectual property by the Korean government subjects us to extra scrutiny in our operations and could subject us to sanctions, fines, or other penalties, which could adversely affect our business and operations in Korea.
The Korean government has recently focused on addressing intellectual property infringement in Korea, particularly with respect to luxury and well-known brand name merchandise. If the Korean government determines that we are liable for any type of intellectual property infringement, the Korean government may subject us to sanctions, fines, or other penalties, which could adversely affect our business and operations.

Coupang, Inc.	2025 Form 10-K	29

Our business may be adversely affected by developments that negatively impact the Korean economy and uncertainties in economic conditions that impact spending patterns of our customers in Korea.
We have historically generated a substantial majority of our revenue from sales in Korea. Our future performance may depend on Korea’s future economic growth. Adverse developments in Korea’s economy as a result of various factors, including economic, political, legal, regulatory, and social conditions in Korea may have an adverse effect on customer spending, which may not allow us to achieve our desired revenue growth or margins. The economic indicators in Korea in recent years have shown mixed signs of growth and uncertainty as the Korean economy is closely tied to, and is affected by developments in, the global economy. In recent years, adverse conditions and volatility in the worldwide financial markets, fluctuations in oil and commodity prices, inflationary pressures, elevated interest rates, acts of war, geopolitical conflicts, terrorism, and disease outbreaks, have contributed to the uncertainty of global economic prospects in general and have adversely affected, and may continue to adversely affect, the Korean economy. Due to liquidity and credit concerns and volatility in the global financial markets, the value of the KRW relative to the USD and other foreign currencies and the stock prices of Korean companies have fluctuated significantly in recent years. Further declines in the Korea Composite Stock Price Index, large amounts of sales of Korean securities by foreign investors, and subsequent repatriation of the proceeds of such sales may adversely affect the value of the KRW, the foreign currency reserves held by financial institutions in Korea, and the ability of Korean companies to raise capital. Any future deterioration of the Korean economy or the global economy could adversely affect our business, financial condition, and results of operations.
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
•adverse changes or volatility in foreign currency reserve levels, commodity prices (including oil prices), exchange rates (including fluctuation of the KRW, the USD, the EUR, or other exchange rates, or the revaluation of the Chinese Renminbi), interest rates, inflation rates, or stock markets;
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
•the economic impact of any pending or future free trade agreements or of any changes to existing free trade agreements or the imposition of tariffs;
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
•acts of war or geopolitical uncertainty and risk of further attacks by terrorist groups around the world;
•the occurrence of severe health epidemics in Korea or other parts of the world;

Coupang, Inc.	2025 Form 10-K	30

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
•political or social tensions involving Russia, Venezuela, or Iran and any resulting adverse effects on the global supply of oil or the global financial markets;
•natural or man-made disasters that have a significant adverse economic or other impact on Korea or its major trading partners; and
•changes in financial regulations in Korea.
New Korean legislative proposals and regulatory or enforcement changes may expose our business to additional risks from litigation, regulation, and government investigations.
We are subject to changing laws and regulations everywhere we do business, including in Korea. For example, the KFTC is increasingly focused on regulating various new industries, including what they describe as online platform companies. The KFTC takes the position these regulations could apply to Coupang. Any additional regulations that may apply to us, including, but not limited to, regulation related to retail, online retail, or technology, could have an adverse effect on our business, financial condition, and results of operation.
Additional enacted or proposed regulations include numerous consumer-related and vendor-favorable provisions in the online shopping industry. Implementation of any of these regulations and/or reinterpretation of existing regulations could have an adverse effect on our business. For instance, the Korean Confederation of Trade Unions has supported a regulation banning nighttime deliveries. If this regulation were to pass, Coupang’s dawn delivery service, whereby customers may order certain products before midnight and receive them by 7 am the next morning, would no longer be permitted. Loss of this feature could adversely affect our business, financial condition, and results of operations. In addition, the KFTC and other regulators have investigated certain commercial terms we use with our vendors and merchants, the bundling of Eats services that come with a WOW membership in Korea, and membership cancellation processes. These investigations may result in regulatory orders to modify our business practices, which may affect our results of operations, liquidity, and financial condition.
Our business is also subject to changes in regulation affecting workplace safety, health, and risk prevention. For example, the Act on Punishment for Serious Accidents (the “Serious Accidents Act”) became effective in Korea in 2022. The Serious Accidents Act imposes enhanced liability (including criminal liability) on businesses, managers, and individuals who are responsible for causing loss of life by failing to fulfill duties relating to workplace safety and health or risk prevention. The Korean Ministry of Labor and Employment is investigating our workplace safety practices and the Serious Accidents Act provides the potential for criminal punishment, public disclosure of punishment, and monetary damages, including punitive damages up to five times the actual damages suffered. The Serious Accidents Act extends potential liability to a wider group of persons than under pre-existing law, including those who oversee safety and health matters for the business concerned and also general managers of the business. Also, legislation has been introduced to strengthen safety regulations including imposing a penalty surcharge up to five percent of total business profits if three or more deaths occur within a year due to violations of the law.
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
Coupang Corp. and its Korean subsidiaries and affiliates have from time to time been, and may in the future be, subject to various Korean government mandates, policies, negotiations, and orders that extend across different areas of their businesses, including but not limited to economic taxation, price controls, labor market policies, and environmental mandates. Such actions by the Korean government could negatively impact or restrict our business, financial conditions, and results of operations as Coupang Corp. and its Korean subsidiaries and affiliates may face compliance challenges with new mandates, policies, negotiations, and orders that may, among other things, be burdensome, require significant expenditures, cause operational constraints, increase our costs of providing services, increase our costs of products, harm our business, and result in fines and penalties.

Coupang, Inc.	2025 Form 10-K	31

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
Because we conduct our business outside the U.S. and receive the large majority of our revenues in currencies other than the USD, but report our results in USD, we face exposure to adverse movements in currency exchange rates. The value of the KRW, TWD, EUR, and other currencies in which we trade, has fluctuated against the USD, and may continue to fluctuate in the future. These fluctuations are affected by, among other things, changes in political and economic conditions. It is difficult to predict how market forces such as inflation, deflation, recessions, or government policies, including those of the U.S., Korean, Taiwanese, and European Union governments, including any decisions by their respective central banks affecting monetary policy, may impact the exchange rates between USD, KRW, TWD, EUR and the other currencies in which we operate in the future.
We are a holding company and we may receive dividends, loans and other distributions on equity paid by our operating subsidiaries in Korea, Taiwan, the European Union, or elsewhere. A substantial percentage of our revenue and costs are denominated in KRW and TWD, and a significant portion of our financial assets are also denominated in KRW and USD, while a substantial portion of our debt is denominated in USD, KRW, and TWD. The value of the KRW has historically fluctuated against the USD and any future significant fluctuations in the value of the KRW or TWD may materially and adversely affect our liquidity and cash flows. For example, the depreciation of the KRW and other foreign currencies against the USD typically results in a material increase in the cost of fuel and equipment purchased from outside of Korea and the cost of servicing debt denominated in currencies other than the KRW. As a result, any significant depreciation of the KRW or other major foreign currencies against the USD may have a material adverse effect on our results of operations. A large percentage of our cash is in KRW. If we have to convert our KRW cash or other foreign currency cash into USD cash, depreciation of the KRW or other foreign currencies against the USD would have a negative effect in that it would require us to convert more of our KRW cash or foreign currency cash in order to pay our USD obligations.
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
Further tensions in North Korean relations could develop due to a leadership crisis, breakdown in high-level inter-Korea contacts or military hostilities. Alternatively, tensions may be resolved through reconciliatory efforts, which may include peace talks, alleviation of sanctions or reunification. We cannot assure you that any future negotiations will result in a final agreement on North Korea’s nuclear program, including critical details such as implementation and timing, or that the level of tensions between Korea and North Korea will not escalate. Any increase in the level of tension between Korea and North Korea, an outbreak in military hostilities or other actions or occurrences, could adversely affect our business, prospects, financial condition, and results of operations and could lead to a decline in the price per share of our Class A common stock.
Risks Related to Labor and Employment
If we are unable to recruit, train, and retain qualified personnel or sufficient workforce while controlling our labor costs, our business may be materially and adversely affected.
Our future success depends, to a significant extent, on our ability to recruit, train, and retain qualified personnel, particularly technical, fulfillment, marketing, infrastructure, customer service center, and other back-office functions and operational personnel. Since our industry is characterized by high demand and intense competition for talent and labor, we can provide no assurance that we will be able to attract or retain qualified staff or other highly skilled employees that we will need to achieve our strategic objectives.
Our fulfillment and logistics infrastructure requires a substantial number of workers, and these positions tend to have higher than average turnover. During certain periods there may be shortages of labor supply for our workforce, which, could increase our labor costs and make it difficult to hire and deploy a sufficient number of people to operate our fulfillment and logistics network as

Coupang, Inc.	2025 Form 10-K	32

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
We have a workforce consisting of thousands of employees and independent contractors. We are subject to laws and regulations relating to labor and employment, including requirements on how we recruit, hire, employ, manage, train, discipline, and separate employees and independent contractors in all jurisdictions where we do business, including Korea. For example, we are subject to the Serious Accidents Act, as described under risk factor, “New Korean legislative proposals and regulatory or enforcement changes may expose our business to additional risks from litigation, regulation, and government investigations.” Additional enacted or proposed regulations include numerous consumer-related provisions relating to the online shopping industry. Implementation of any of these regulations could have an adverse effect on our business.
We have been and will continue to be subject to inspections, investigations, disputes, and litigation relating to these labor and employment laws and regulations.
Additional laws and regulations affecting our operations may be adopted in the future and we expect to become subject to additional laws and regulations as we expand into new markets and as our business continues to evolve. The impact of any new laws or regulations or our failure to comply with these laws and regulations may adversely affect our business, financial condition, and results of operations.
Union activities could affect our business.
The Constitution of the Republic of Korea provides workers with rights to collective bargaining and collective action. Currently, some of our workforce are members of labor unions, with which we are currently negotiating collective bargaining agreements, and some of our workforce in Taiwan have begun unionization efforts. In addition, new laws in Korea grant certain of our non-employee service providers collective bargaining rights. Unionization of more of our employees or any of our independent delivery partners, actual or threatened strikes, work stoppages or slowdowns may occur and could have an adverse impact on our business, financial condition, or results of operations.
Our business could be adversely affected from an accident, health and safety incident, or workforce disruption.
Our fulfillment and logistics processes and related activities, as well as our last mile delivery logistics activities, are subject to significant regulation. For example, Korean laws and regulations specify very broad and technical safety and health obligations on the employer and service recipient company. Breach of such obligations could result in penalties, such as criminal sanctions, administrative fines, and corrective measure orders. The Korean Ministry of Employment and Labor may also order work suspension or suspend the use of machinery/equipment if it identifies harmful or dangerous conditions in the workplaces. A breach of the above obligations by the employer or the service recipient company may result in potential civil liability.
If we are unable to comply with these obligations and timely adapt to changing norms and requirements around maintaining a safe workplace, it could cause employee illness, accidents, worker discontent, and negative publicity related to workforce safety, as well as potentially significant costs, criminal or civil penalties, or disruptive government orders or requirements. Any of the foregoing could have a material and adverse effect on our business, financial condition, and results of operations.
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

Coupang, Inc.	2025 Form 10-K	33

Risks Related to Laws, Regulation, Intellectual Property, and Technology
The nature of our food delivery services, including Eats, Rocket Now, and Rocket Fresh, could subject us to potential liability for foodborne illnesses experienced by our customers.
Our Eats and Rocket Now services deliver food prepared by independent restaurants and our Rocket Fresh service delivers fresh food to customers. The business of delivering ready-to-eat and fresh food presents risks related to food freshness, cleanliness, and quality. Whether or not they are true, reports of food-borne illnesses could adversely impact our reputation and results of operations, regardless of whether our customers actually suffer such illnesses. Food-borne illnesses and other food safety issues have occurred in the global food industry in the past and could occur in the future. In addition, customer preferences could be affected by health concerns about the consumption of food provided on Eats, Rocket Now, and Rocket Fresh, even if those concerns do not directly relate to food items available on our Eats, Rocket Now, and Rocket Fresh websites. A negative report, whether related to a delivery under Eats, Rocket Now, or Rocket Fresh or to a competitor, may have an adverse impact on demand for food delivery and could result in decreased orders. A decrease in orders as a result of these health concerns could adversely affect our business, financial condition, and results of operations.
Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control. If customers become ill from food-borne illnesses, we and/or merchants on Eats could be forced to temporarily suspend the Eats, Rocket Now, or Rocket Fresh businesses, in whole or in part. Furthermore, any instances of food contamination, whether or not they are related to us, could subject us or restaurants to additional regulations.
The nature of our delivery logistics, including those related to our own delivery services and our services that use independent delivery partners, exposes us to potential liability and expenses for legal claims that could adversely affect our business, financial condition, and results of operations.
We face risks relating to our delivery services in the countries in which we operate these services. We use independent delivery partners to deliver prepared food and some packages. For example, on top of the tens of thousands of individuals that have signed up as independent delivery partners, we have contracted with other delivery service providers. Similarly, our Eats service delivers food prepared by independent restaurants using the services of independent delivery partners. Third parties have in the past and could in the future assert legal claims against us relating to safety incidents associated with delivery drivers, including motor vehicle accidents associated with orders made via our delivery services.
We believe that our independent delivery partners are independent contractors because, among other things, they choose whether, when, and where to provide these services, provide these services at days and times that are convenient for them (or not at all), are free to hold other jobs and provide services to our competitors, provide a vehicle to perform delivery services, decide for themselves how best to perform their services, and are under no long-term or exclusive commitment to us. However, if the classification of any of our independent delivery partners as independent contractors were to be challenged by legislation, regulation or legal interpretation, the costs associated with defending, settling, or resolving these matters could be material to our business. Further, any such reclassification would require us to change our business model, including our Eats service, and consequently have an adverse effect on our business, financial condition, and results of operations.
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
We have in the past become subject to fair trade claims and regulatory actions relating to allegedly false statements on our apps or websites about merchandise and their quality in Korea and have been fined by the KFTC.
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

Coupang, Inc.	2025 Form 10-K	34

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
From time to time, we are subject to claims, litigation, governmental audits, inspections, investigations, and other legal proceedings relating to issues such as employment and labor, worker classification and assignment, worker pay, hours and benefits, labor relations including union and collective bargaining issues, employment authorization and immigration, worker safety, intellectual property (including patent, trademark and copyright), product safety, personal injury, privacy, information security, tax compliance, import/export regulations, foreign exchange regulations, licenses and permits, food safety, medical products, drugs and devices, financial services, antitrust, intercompany transactions, securities regulation, and fair trade matters, consumer protection, and environmental issues. As a majority of our operations are based in Korea, we are, and may from time to time become subject to investigations by Korean government authorities, including investigations related to antitrust, fair trade, labor and employment and other matters. See the section titled “Business—Legal Proceedings” for additional information about these types of legal proceedings.
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
Coupang Corp. and a group of companies affiliated with it have been designated as an affiliated group under Korean law, which requires that group companies make certain disclosures and implement additional corporate governance requirements.
Coupang Corp., and a group of companies affiliated with it, have been designated as a business group subject to regulatory oversight and restrictions under the Korean Monopoly Regulation and Fair Trade Act. This designation, which is reviewed and may be re-designated under the Korean Monopoly Regulation and Fair Trade Act by the KFTC on an annual basis, imposes additional corporate governance and public disclosure requirements on the subsidiary entities (which could also be applied to individual executives). These requirements also create additional costs of compliance and subject the group of affiliated companies to greater regulatory scrutiny and risk of penalties for any failure to comply with the additional obligations imposed.

Coupang, Inc.	2025 Form 10-K	35

Failure to comply with anti-corruption and anti-money laundering laws, including the Foreign Corrupt Practices Act and similar laws, could subject us to penalties and other adverse consequences.
We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to anti-bribery and anti-money laundering laws in countries in which we conduct activities. These laws prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, United States public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other partners or representatives fail to comply with these laws and governmental authorities seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, results of operations, and financial condition.
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
We are a public reporting company subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations will require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel. In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting. If our management is unable to certify the effectiveness of our internal control or if our independent registered public accounting firm cannot deliver a report attesting to the effectiveness of our internal control over financial reporting, or if we identify or fail to remediate any significant deficiencies or material weaknesses in our internal control, we could be subject to regulatory or NYSE scrutiny and a loss of public confidence, which could seriously harm our reputation, and the price per share of our Class A common stock could decline. Further, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, our business could be adversely affected and the price per share of our Class A common stock price could decline.

Coupang, Inc.	2025 Form 10-K	36

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
As a result of the disclosure obligations required of a public company, our business and financial condition are more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. We are currently subject to putative securities class action litigation and we may be subject to additional securities related litigation and claims in the future. See Item 3. “Legal Proceedings” for additional information about these types of legal proceedings. If such claims are successful, our business, financial condition, and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, would divert the resources of our management and could adversely affect our business, financial condition, and results of operations. In addition, as a public company, we may be subject to heightened governmental scrutiny or actions or proceedings brought by governmental regulators, which may exacerbate some or all of the foregoing risks.
A failure to comply with current laws, rules and regulations or changes to such laws, rules, and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations, or business growth.
Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules, and regulations or the promulgation of new laws, rules, and regulations applicable to us and our business, including those relating to the Internet and retail sales, Internet advertising and price display, consumer protection, economic and trade sanctions, tax, payments, foreign exchange regulations, banking, data security, network and information systems security, data protection, privacy, and the use of AI. As a result, regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. For example, in June 2024, the KFTC determined that our product search rankings practices violated Korean law and imposed an administrative fine of approximately $121 million. Unfavorable changes or interpretations could decrease demand for our offerings, limit marketing methods and capabilities, affect our margins, increase costs, or subject us to additional liabilities.
Additionally, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the Internet and retail sales that may relate to liability for information retrieved from or transmitted over the Internet, display of certain taxes and fees, online editorial and user-generated content, user privacy, data security, network and information systems security, behavioral and online advertising, the use of AI and machine learning technologies, taxation, liability for third-party activities, quality of services, and consumer protection. Further, the growth and development of online retail may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.

Coupang, Inc.	2025 Form 10-K	37

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
Continuing political and social attention to the issue of climate change has resulted in both existing and pending international agreements and national, regional, and local legislation and regulatory measures to limit greenhouse gas emissions, such as cap and trade regimes, carbon taxes, restrictive permitting, increased fuel efficiency standards, and incentives or mandates for renewable energy, as well as legal and regulatory requirements requiring certain climate-related disclosures, and pressure from stockholders, ratings agencies, and other third parties to make various climate-related disclosures. Regulatory requirements related to such matters may continue to expand globally. Such measures have subjected us, and may subject our vendors and suppliers, to additional costs and restrictions and require significant operating and capital expenditures, including with respect to waste and energy reduction, compliance costs, and workforce initiatives, which could adversely impact our business, results of operations and financial condition. Further, a failure to adequately meet regulatory measures or stakeholder expectations, which continue to evolve and may conflict, may result in non-compliance, the loss of business, reputational impacts, diluted market valuation, an inability to attract customers, and an inability to attract and retain top talent.
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

Coupang, Inc.	2025 Form 10-K	38

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
We use AI, machine learning, and related technologies in our business, and we expect to continue to incorporate AI and machine learning into our business operations and expect to continue to invest significant resources in AI and machine learning tools. Our investment in AI and machine learning tools and technologies may not provide the anticipated benefits, and the increasing use of AI and machine learning technologies present many challenges and risks to our business. Flaws in AI algorithms or datasets or the failure to implement adequate safeguards may lead to unintended consequences, such as operational disruptions, data loss, actual or perceived bias, or erroneous decision-making, which could adversely impact our customer relationships, brand, or business operations, and result in lost sales or higher costs. Introducing new AI and machine learning tools may also increase the risk of data security breaches or other cybersecurity threats, improper handling of private or sensitive information, inadvertent loss of our intellectual property rights or allegations of infringement of third parties’ rights, any of which could result in adverse consequences, including costly claims, litigation, regulatory investigations, and penalties. Our competitors’ increasing use of AI and machine learning technology may also adversely affect our business and if our competitors incorporate AI and machine learning into their business, services, and products more rapidly or more successfully than us, it could hinder our ability to compete effectively and adversely affect our results of operations. In addition, the legal and regulatory environment surrounding AI and machine learning technology is evolving and complex. Regulation of AI tools and their use, such as the European Union’s Artificial Intelligence Act adopted in 2024 and Korea’s Framework Act on the Development of Artificial Intelligence and Establishment of Trust, can be expected to intensify in many countries and regions. Compliance with the evolving regulatory landscape may entail significant costs, require us to change aspects of our technologies or business practices, or otherwise negatively affect us. Any of these or other emerging risks associated with AI or machine learning could materially and adversely affect our reputation, business, and results of operations.

Coupang, Inc.	2025 Form 10-K	39

Risks Related to Taxes
Changes in the tax treatment of companies engaged in online retail may adversely affect the use of our apps and websites and our financial results.
The Korean National Tax Service or the Korean Ministry of Economy and Finance may attempt to introduce new tax regimes in alignment with the Korean government’s recent international-tax overhaul attempt to address the tax challenges arising from the digitalization of the economy including online retail. This may lead the Korean government to impose additional or new regulations on our business or levy additional or new sales, income or other taxes relating to our activities. New or revised tax regulations in any of the jurisdictions in which we operate may subject us or our customers to additional sales, income, and other taxes. We cannot predict the effect of current attempts to impose sales, income, or other taxes on online retail. New or revised taxes in any of the jurisdictions in which we operate could increase the cost of doing business online and decrease the attractiveness of advertising and selling merchandise and services over the Internet. New taxes in any of the jurisdictions in which we operate could also create significant increases in internal costs necessary to capture data and collect and remit taxes. Any of these events could have a material and adverse effect on our business, financial condition, and results of operations.
We may experience fluctuations in our tax obligations and effective tax rate, which could materially and adversely affect our results of operations.
We are subject to taxes in the United States, Korea, China, Taiwan, the United Kingdom and other jurisdictions where we operate. We are a Delaware corporation that is treated as a domestic corporation for the United States federal income tax purposes. Under the rules of the Internal Revenue Code of 1986, as amended, we may be subject to the United States federal income tax on a substantial portion of any income earned by our non-U.S. affiliates, regardless of whether that income is distributed to us, although it may be possible to offset some or all of any United States tax liability with credits for non-U.S. income taxes paid by the non-U.S. affiliates. These rules are extremely complicated, and their impact on us will depend on the results of our future operations and cannot be predicted or quantified at this time.
Also, in 2021, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two model rules defining the global minimum tax rules, which contemplate a jurisdictional 15% minimum tax rate. The OECD continues to release additional guidance on these rules and the framework was enacted by local countries beginning in 2024. These changes, when enacted by various countries in which we do business, and if applicable to us, may increase our taxes in these countries. Korea has enacted legislation to implement OECD framework including the Under-taxed Profit Rules which may impose additional reporting and compliance obligations to our group effective. Based on the Safe Harbor Rules provided by OECD guidance, including the Transitional Safe Harbor Rules, we do not owe Pillar Two liability for 2025. Furthermore, pursuant to the latest discussions within the Inclusive Framework of the OECD, including the Side-by-Side Safe Harbor approach, we are expected to qualify for safe harbor from Income Inclusion Rules and the UTPR for 2026 and onwards. We are continuing to monitor legislative developments and are in the process of evaluating the potential impact of Korean and other legislation on our taxes.

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
Our effective tax rate in a given financial statement period may be materially impacted by:
•changes in tax laws, regulations, and treaties, or the interpretation thereof;
•the practices of tax authorities in jurisdictions in which we operate;
•tax policy initiatives and reforms under consideration;
•changes in the need for a valuation allowance on our deferred tax assets;
•changes to existing accounting rules or regulations; or
•changes to our ownership or capital structure.
The income tax rules and regulations in the jurisdictions in which we operate are constantly under review by taxing authorities and other governmental bodies. New tax laws or changes to current tax laws (which changes may have retroactive application) could adversely affect our results of operations, liquidity and financial condition.
We are subject to audit by the United States, Korea, and other foreign tax authorities. Such tax authorities have disagreed with and may disagree in the future with tax positions we take, and if any such tax authority were to successfully challenge any such position, our business, results of operations, liquidity, and financial condition could be adversely impacted. Additionally, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay

Coupang, Inc.	2025 Form 10-K	40

additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our consolidated financial statements could fail to reflect adequate reserves to cover such a contingency.
Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in these jurisdictions.
Any resulting fluctuations in our tax obligations and effective tax rate could materially and adversely affect our results of business, financial condition, and results of operations.
Our ability to utilize net operating loss carryforwards may be limited.
As of December 31, 2025, we had $4.7 billion of federal, state and foreign net operating losses (“NOLs”) carryforwards available to reduce future taxable income. Realization of these NOL carryforwards depends on our future taxable income in the taxing jurisdiction and there is a risk that portions of our existing carryforwards could expire unused or otherwise be unavailable to offset future income tax liabilities, which could materially and adversely affect our operating results.
Certain of these amounts are subject to annual limitations under applicable tax law. If not utilized, a portion of these losses will begin to expire in 2026.
As of December 31, 2025, we maintained a valuation allowance of $1.3 billion for deferred tax assets that are not more likely than not to be realized, which primarily included our U.S. and foreign operating losses for Farfetch subsidiaries. For additional information, see Part II, Item 8. “Financial Statements and Supplementary Data” — Note 6 — "Income Taxes" to the consolidated financial statements included in this Form 10-K.
Risks Related to Ownership of Our Class A Common Stock
The dual class structure of our common stock has the effect of concentrating voting control with Bom Kim, who beneficially owns all of our Class B common stock representing in the aggregate 74.1% of the voting power of our capital stock as of December 31, 2025.
All of our shares of Class B common stock, which has 29 votes per share, are beneficially owned by Mr. Kim, our Founder and Chief Executive Officer. Our Class A common stock, which is the stock we list on the NYSE, has one vote per share. Our Class A common stock and Class B common stock vote together as a single class on all matters, except as otherwise required by applicable law or our certificate of incorporation. Each share of our Class B common stock is convertible at any time at the option of the holder into one share of our Class A common stock. In addition, each share of our Class B common stock will convert automatically into one share of our Class A common stock upon any transfer, whether or not for value, except certain transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in our certificate of incorporation. Upon any conversion of shares of Class B common stock into shares of Class A common stock, the voting power of any existing holder of Class A common stock in any vote of the Class A common stock voting separately as a class will be diluted to the extent of the additional shares of Class A common stock issued as a result of the conversion, but because there will be fewer shares of Class B common stock outstanding as a result of such a conversion, the voting power of any existing holder of Class A common stock in any vote of all shares of capital stock voting together as a class will increase because there will be fewer shares of the higher vote Class B common stock outstanding. Because of the 29-to-one voting ratio between our Class B and Class A common stock, the Class B common stock beneficially owned by Mr. Kim represent, in the aggregate, 74.1% of the combined voting power of our capital stock as of December 31, 2025. The control by Mr. Kim of a majority of the combined voting power will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may defer, prevent, or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders. Mr. Kim also has the ability to control our management and major strategic investments as a result of his position as our Chief Executive Officer. Although Mr. Kim owes a fiduciary duty to the Company and our stockholders as a board member and officer, as a stockholder, Mr. Kim is entitled to vote his shares in his own interest, which may not always be in the interest of our stockholders generally. Similarly, a reduction in Mr. Kim’s shareholdings could impact his ability to control corporate matters.
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

Coupang, Inc.	2025 Form 10-K	41

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
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to data privacy and cybersecurity;
•lawsuits, audits, or investigations threatened or filed against us;
•other events or factors, including data incidents such as the Incident and those resulting from war, incidents of terrorism, or responses to these events;
•health epidemics and pandemics, influenza, and other highly communicable diseases or viruses; and
•sales or expectations with respect to sales of shares of our Class A common stock by us or our security holders.
In addition, newly public companies, particularly companies in the technology industry, have experienced significant price and volume fluctuations that have affected and continue to affect the stock prices of these companies. Stock prices of many companies, including technology companies, have fluctuated in a manner often unrelated to the operating performance of those companies. In the past, companies that have experienced volatility in the trading price for their stock have been subject to securities class action litigation. We are currently subject to putative securities class action litigation and we may be subject to additional securities related litigation and claims in the future. Any such securities litigation or claims could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, financial condition, and results of operations. For additional information about the litigation in which we are involved, see “Item 3 —Legal Proceedings”.
In May 2025, our Board of Directors authorized a stock repurchase program for up to $1 billion of our outstanding shares of Class A common stock. The timing, manner, price and amount of any Class A common stock repurchases will be determined by the Company in its discretion and will depend on a variety of factors. If we suspend our buyback program or if we have an active buyback program and are repurchasing shares but do not repurchase the number of shares we contemplated at the rate or in the

Coupang, Inc.	2025 Form 10-K	42

timing we planned or anticipated by investors, our earnings per share and market price of our Class A common stock may be adversely affected.
Sales of our Class A common stock in the public market could cause the price per share of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock in the public market, particularly sales by our directors, executive officers, or principal stockholders, or the perception that these sales may occur, could cause the price of our Class A common stock to decline and impair our ability to raise capital through the sale of additional equity securities. The shares of our Class A common stock and Class B common stock subject to outstanding options and restricted stock unit awards under our equity incentive plans, and the shares reserved for future issuance under our equity incentive plans, will become eligible for sale in the public market upon issuance (subject to compliance with applicable securities laws, applicable vesting requirements, and other restrictions provided under the terms of the applicable plan and/or the award agreements entered into with participants).
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
Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation, or our bylaws; any action or proceeding to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; or any action asserting a claim against us that is governed by the internal affairs doctrine, in each case, to the fullest extent permitted by law. The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the United States federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
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

Coupang, Inc.	2025 Form 10-K	43

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Coupang has a cyber risk management framework designed to identify, assess, and manage cyber related risks. Cyber related risks are identified through regular vulnerability scans, audits, assessments, and incidents. Our vulnerability scanning process uses both automated tools and penetration testing to identify vulnerabilities within our environment.
We seek to identify, manage, and reduce the risks and potential vulnerabilities by integrating controls and solutions into information security and technology projects based on severity and priority of the risk or vulnerability. We also employ systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider, customer, or otherwise implicating the third-party technology and systems we use.
The Chief Information Security Officer (“CISO”), who has extensive cybersecurity knowledge and skills gained from over 15 years of work experience at the Company and elsewhere, leads our global information security organization responsible for implementing the Coupang information security program. The CISO regularly reviews our cyber strategy, in collaboration with technology leadership, in order to integrate the cyber strategy across the organization. The CISO is updated on cybersecurity threats from experienced information security officers in our security organization on an ongoing basis and in conjunction with management, regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Supporting the CISO, is the dedicated information security team, which comprises over 200 individuals. In addition to full-time employees, external consultancy services provide us with certain information security services, as described below, and specialized advice.
We conduct annual assessments by certified external third-party assessors as part of our industry-recognized certifications, ISO 27001, 27017, 27701, and ISMS-P. We periodically have external third-party consultants conduct maturity assessments of our information security program. The results of these audits and assessments inform us about possible risks which are managed through our enterprise risk management process. We employ external third-party vendors to provide cyber threat intelligence when relevant information is available or as requested. We also have a program of Cyber Tabletop exercises, run periodically, with key people in our business, to further enhance our capabilities to respond to and recover from a cybersecurity incident.
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
In addition to the full Board, the Audit Committee of the Board plays an important role in the oversight of our enterprise risk assessment and management activities, which identify key risks to our business, including risks related to cybersecurity, data privacy, and regulations, and assesses the Company’s strategy to monitor and control such risks. The Audit Committee regularly meets with the CISO to discuss various cybersecurity matters including cyber strategy, cybersecurity risks, controls, results of audits, mitigation strategies, areas of emerging risks, incidents, if any, and industry trends. The Audit Committee provides periodic reports to the full Board regarding cybersecurity matters. We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated within the Company and, where appropriate, reported to the Audit Committee through ongoing updates until resolution.

We seek to identify and manage risks from cyber threat intelligence and lessons learned from known cybersecurity incidents with our cyber risk management process and include these within our cyber risk strategy through major information security and technology enhancements and projects.
Notwithstanding the measures we have put in place, on November 18, 2025, Coupang Corp. became aware of a data incident involving unauthorized access to customer accounts by a former employee (the “Incident”). Upon discovery, Coupang activated its incident response processes, disabled the method used by the former employee to gain unauthorized access, reported the Incident to the relevant Korean regulatory and law enforcement authorities, warned customers whose data was potentially accessed, and notified the full Board. The Incident involved a former employee who obtained the name, phone number, delivery address, and email address associated with approximately 33 million customer accounts. (None of our customers’ banking or financial information, payment card data, login credentials, or government-issued IDs were obtained or otherwise compromised in the Incident). As part of the investigation, this former employee was identified and turned over all known devices used in the Incident. Further, the investigation indicates that the former employee only saved limited data from approximately 3,000 customer accounts, and such saved customer data was deleted without having been shared with a third party or otherwise publicly disclosed. Coupang Corp. announced a customer compensation program to issue approximately $1.2 billion worth of vouchers to customers who were notified of the Incident at the end of November 2025 that may be applied towards future Coupang purchases. We may also incur additional expenses including from remediation, regulatory penalties, and litigation.

Coupang, Inc.	2025 Form 10-K	44

In response to the Incident, putative securities class actions and a derivative lawsuit were filed on behalf of certain persons who purchased or acquired shares of Coupang Class A common stock. For additional information, see Item 1A. “Risk Factors” and Note 14 — "Commitments and Contingencies" to the consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
Our operations were not materially disrupted due to the Incident, however we remain subject to various risks due to the Incident, including potentially material financial losses resulting from the potential loss of revenue and potential higher expenses, including from remediation, regulatory penalties, and litigation. We believe that the Incident has increased and will further increase the Korean government’s focus on our business and could result in additional inquiries, enforcement actions, and litigation.
We may again in the future be affected by cybersecurity and data security incidents, and such incidents could be material to the Company. See “Item 1A. Risk Factors” in this Form 10-K for additional discussion on the risks of future cyber incidents to our results of operations and financial condition.

Item 2. Properties
We lease our principal executive office in Seattle, Washington and additional office space in Korea, the United States, Europe, and throughout Asia. We lease or own over 78 million square feet of fulfillment, logistics, and other operating spaces throughout Korea and Taiwan, as well as other parts of Asia and the United States. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings
From time to time, we are subject to legal proceedings, claims, litigation, governmental audits, inspections, investigations, and other various proceedings in the ordinary course of business. We have received, and may in the future continue to receive, claims, litigation, governmental audits, inspections, and investigations relating to issues such as employment and labor, severance policies, worker classification and assignment, worker pay, hours and benefits, labor relations including union and collective bargaining issues, employment authorization and immigration, health and safety, workplace harassment, workplace sexual harassment, intellectual property (including patent, trademark, and copyright), product safety, personal injury, privacy, information security, accounting procedures, tax compliance, import/export regulations, foreign exchange regulations, licenses and permits, food safety, medical products, drugs and devices, financial services, antitrust and fair trade matters, consumer protection, and environmental issues.
The results of any current or future legal proceedings, claims, litigation, governmental audits, inspections, investigations, or other proceedings cannot be predicted with certainty. Regardless of the outcome, these claims, proceedings, investigations, and other proceedings could have an adverse impact on us due to defense and settlement costs, diversion of management and other resources, harm to our brand and reputation, and other factors.
The most significant of our current legal proceedings are described in Note 14 — "Commitments and Contingencies", in Part II, Item 8. “Financial Statements and Supplementary Data.” Risks relating to legal matters are described in Item 1A. “Risk Factors” in this Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

Coupang, Inc.	2025 Form 10-K	45

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Market for Common Stock
Our Class A common stock is traded on the New York Stock Exchange under the symbol “CPNG.” Our Class B common stock is not listed or traded on any stock exchange.
Holders of Common Stock
As of February 19, 2026, there were 24 holders of record of our Class A common stock and two holders of record of our Class B common stock. Because some of our shares of class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have not in the past and do not anticipate declaring or paying any cash dividends in the foreseeable future. Additionally, we may enter into agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends or make distributions on our capital stock. The ability of certain subsidiaries to pay dividends to Coupang, Inc. is restricted due to terms which require the subsidiaries to meet certain financial covenants. In addition, Coupang, Inc.’s Korean subsidiaries have certain regulatory restrictions that only allow dividend payments to be made while maintaining a positive net equity balance or if dividends are paid out of the current year’s income, if any. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors our Board of Directors may deem relevant. Please see Part I, Item 1A. "Risk Factors" in this Form 10-K for additional discussion on the risks associated with paying dividends from our subsidiaries.
Issuer Purchases of Equity Securities and Sales of Unregistered Equity Securities
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchases for the three months ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)(1)
October 1 – October 31, 2025	—	$—	—	$919
November 1 – November 30, 2025	3,624,020	$27.79	3,624,020	$819
December 1 – December 31, 2025	2,310,575	$26.95	2,310,575	$757
Total	5,934,595		5,934,595
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
Sales of Unregistered Equity Securities
None.

Item 6. [Reserved]

Coupang, Inc.	2025 Form 10-K	46

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-K. As a result of many factors, including, without limitation, those factors set forth in Part I, Item 1A. “Risk Factors” in this Form 10-K, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements. In the following discussion and analysis, amounts may not foot due to rounding.
Overview
Coupang is a technology and Fortune 150 company listed on the New York Stock Exchange (NYSE: CPNG) that provides retail, restaurant delivery, video streaming, and fintech services to customers around the world under brands that include Coupang, Eats, Play, Rocket Now, and Farfetch. Headquartered in the United States, Coupang has operations and support services in geographies including Korea, Taiwan, Singapore, China, India, Japan, and Europe. Coupang’s mission is to revolutionize the everyday lives of its customers and create a world where people wonder, “How did I ever live without Coupang?”
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
Data Incident and Customer Compensation Program
In November 2025, Coupang became aware of a data incident involving unauthorized access to customer accounts (the “Incident”). For additional information, see Part I, Item 1A. “Risk Factors,” Part I, Item 1C. “Cybersecurity,” and Note 14 — "Commitments and Contingencies" to the consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K.
In December 2025, Coupang Corp., our Korean subsidiary, announced a customer compensation program to issue approximately $1.2 billion worth of vouchers, beginning in January 2026, to customers who were notified of the Incident at the end of November 2025 that may be applied towards future Coupang purchases (the “Customer Compensation Program”). These vouchers will be reflected as reductions to the selling price and revenue recognized on each corresponding transaction as they are redeemed. The Customer Compensation Program may reduce net revenues growth and profitability primarily in the first quarter of 2026.
We believe that the Incident has increased and may further increase the Korean government’s focus on our business and could result in additional expenses, including from remediation, inquiries, enforcement actions, and litigation.
Farfetch Acquisition
In January 2024 we acquired the business and assets of Farfetch Holdings plc (“Farfetch”), a leading global marketplace for the luxury fashion industry. Throughout 2024 and 2025, we undertook restructuring actions to reduce headcount and exit leases and licensing agreements associated with Farfetch. See Note 16 — "Business Combinations - Farfetch" to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Coupang, Inc.	2025 Form 10-K	47

Fulfillment Center Fire
In June 2021, a fire extensively damaged our Deokpyeong fulfillment center (“FC Fire”) resulting in a loss of the inventory, building, equipment, and other assets at the site. We are insured on property losses from the FC Fire, and while the insurer continues assessment of the total potential loss coverage on the claim, during the fourth quarter of 2024 we agreed to a settlement on a portion of the claim and deemed the recovery of insurance proceeds under the policy as probable. We recognized an insurance gain of $175 million in the fourth quarter of 2024, which included $116 million for the inventory loss included in “Cost of sales” and $59 million for property and equipment losses, included in “Operating, general and administrative”. Whether and to what extent additional insurance recoveries will be received is currently unknown.
Segment Information
Our segments reflect the way we evaluate our business performance and manage operations. See Note 3 — "Segment Reporting" to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Product Commerce primarily includes our core Korean retail (owned inventory) and marketplace offerings (third-party merchants, including SMEs) and Rocket Fresh, our fresh grocery offering, as well as advertising products associated with these offerings. Revenues from Product Commerce are derived primarily from online product sales of owned inventory to customers in Korea, commissions and logistics and fulfillment fees from merchants that sell products through our mobile application and website, and from our Korean retail WOW membership program.
Developing Offerings includes more nascent offerings and services, including Eats (our restaurant ordering and delivery service), Play (our online content streaming service), fintech, our retail operations in Taiwan, as well as advertising products associated with these offerings. Developing Offerings also includes Farfetch (our global luxury fashion marketplace). Revenues from Developing Offerings are primarily generated from Farfetch, Eats, and retail operations in Taiwan.
Key Financial and Operating Highlights:

(in millions)	2025	2024(1)	% Change
Total net revenues	$34,534	$30,268	14%
Total net revenues, constant currency(2)	$35,834	$31,552	18%
Gross profit(3)	$10,141	$8,831	15%
Net income(4)	$214	$66	224%
Net income margin	0.6%	0.2%
Adjusted EBITDA(2)	$1,490	$1,375	8%
Adjusted EBITDA margin(2)	4.3%	4.5%
Net cash provided by operating activities	$1,773	$1,886	(6)%
Free cash flow(2)	$527	$1,016	(48)%
Segment adjusted EBITDA:
Product Commerce	$2,485	$2,006	24%
Developing Offerings	$(995)	$(631)	58%
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
(4)Net income for 2024 includes $175 million of insurance gains related to the FC Fire and $121 million of costs related to the Korea Fair Trade Commission (the “KFTC”) administrative fine described in Note 14 — "Commitments and Contingencies" in Part II, Item 8. “Financial Statements and Supplementary Data”.

Coupang, Inc.	2025 Form 10-K	48

Key Business Metrics

	Three Months Ended
Net revenues per Product Commerce Active Customer	December 31,	September 30,	June 30,	March 31,
2025	$301	$323	$307	$294
2025 - constant currency	$312	$329	$315	$321
2024	$302	$307	$296	$302
Percentage change	—%	5%	4%	(3)%
Percentage change - constant currency	3%	7%	6%	6%

(in millions)	Three Months Ended
Product Commerce Active Customers	December 31,	September 30,	June 30,	March 31,
2025	24.6	24.7	23.9	23.4
2024	22.8	22.5	21.7	21.5
Percentage change	8%	10%	10%	9%
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
Product Commerce Active Customers
A customer is anyone who has created an account on our apps or websites, identified by a unique email address. As of the last date of each quarterly reported period, we determine our number of Product Commerce Active Customers by counting the total number of individual customers who have ordered at least once directly from our Product Commerce apps or websites during the relevant quarterly period. The change in Product Commerce Active Customers in a reported period captures both the inflow of new customers who have made a purchase in the period as well as the outflow of existing customers who have not made a purchase in the period. We view the number of Product Commerce Active Customers as an indicator of future growth in our net revenue, the reach of our network, the awareness of our brand, and the engagement of our customers.

Coupang, Inc.	2025 Form 10-K	49

Results of Operations

				% Change
(in millions)	2025	2024(1)	2023(1)	2025 vs 2024	2024 vs 2023
Net retail sales	$26,312	$23,866	$21,223	10%	12%
Net other revenue	8,222	6,402	3,160	28%	103%
Total net revenues	34,534	30,268	24,383	14%	24%

Cost of sales	24,393	21,437	18,193	14%	18%
Operating, general and administrative	9,668	8,395	5,717	15%	47%
Total operating cost and expenses	34,061	29,832	23,910	14%	25%

Operating income	473	436	473	8%	(8)%
Interest income	199	216	178	(8)%	21%
Interest expense	(86)	(140)	(48)	(39)%	192%
Other income (expense), net	11	(39)	(19)	(128)%	105%
Income before income taxes	597	473	584	26%	(19)%
Income tax expense (benefit)	383	407	(776)	(6)%	(152)%
Net income	$214	$66	$1,360	224%	(95)%
(1)The Farfetch acquisition date was January 30, 2024, thus results of operations for 2023 do not include Farfetch and for 2024 Farfetch results were included from the acquisition date.
A discussion regarding our financial condition and results of operations for 2024 compared to 2023 can be found under Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for 2024.
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

			% Change
(in millions)	2025	2024	As Reported	Constant Currency
Net retail sales	$26,312	$23,866	10%	14%
Net other revenue	8,222	6,402	28%	33%
Total net revenues	$34,534	$30,268	14%	18%
Net retail sales represent the majority of our total net revenues which we earn from online product sales of our owned inventory to customers. Net other revenue includes revenue from commissions from merchants that sell their products through our apps or websites. We are not the merchant of record in these transactions, nor do we take possession of the related inventory. Net other revenue also includes consideration from online restaurant ordering and delivery services performed by us, as well as advertising services provided on our apps or websites. We also earn subscription revenue from memberships to our WOW membership programs, which is also included in net other revenue.

Coupang, Inc.	2025 Form 10-K	50

The following table presents our total net revenues by segment.

			% Change
(in millions)	2025	2024	As Reported	Constant Currency
Product Commerce	$29,592	$26,699	11%	16%
Developing Offerings	4,942	3,569	38%	40%
Total net revenues	$34,534	$30,268	14%	18%
The increase in Product Commerce net revenues is primarily due to the growth in total net revenues per Product Commerce Active Customer ranging from 3% to 7% each quarter during 2025, excluding effects of foreign exchange rates, driven by increased customer engagement within and across more product categories. This was combined with the increase in our Product Commerce Active Customers ranging from 8% to 10% each quarter during 2025. However, we experienced a lower growth rate in Product Commerce Active Customers in the fourth quarter of 2025 primarily due to seasonality and the impact of the Incident on customer demand. The annual growth in Product Commerce net revenues was partially offset by 5% due to the negative impact of foreign exchange.
The increase in Developing Offerings net revenues is primarily due to an increase in total net revenues from our growth initiatives, as we are seeing greater levels of customer engagement in these early-stage offerings.
Cost of Sales

(in millions)	2025	2024	Change
Cost of sales	$24,393	$21,437	$2,956
As a percentage of revenues	70.6%	70.8%	(0.2)%
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
Cost of sales increased mainly due to higher volume from increased sales and customer demand. Additionally, the insurance gain related to an inventory loss from the FC Fire reduced cost of sales by $116 million in 2024. The decrease in cost of sales as a percentage of revenues is due to a decrease in Product Commerce cost of sales as a percentage of revenues from 69.6% to 68.0%, resulting from an increased percentage of revenues earned from higher margin revenue categories and offerings, including revenue earned from Fulfillment and Logistics by Coupang (“FLC”) as we saw greater levels of merchant adoption and customer engagement, as well as further supply chain optimization, partially offset by the reduction in expenses from the insurance gain in 2024, resulting in a 0.4% reduction of cost of sales as a percentage of revenue in 2024. This was also partially offset by a 1.4% impact from the growth in certain Developing Offerings initiatives that currently operate with lower margins.
Operating, General and Administrative Expenses

(in millions)	2025	2024	Change
Operating, general and administrative expenses	$9,668	$8,395	$1,273
As a percentage of revenues	28.0%	27.7%	0.3%
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
The increase in operating, general and administrative expenses primarily reflects increases in infrastructure and technology costs to support our continued growth, partially offset by the KFTC administrative fine (the “administrative fine”) of $121 million in 2024. Operating, general and administrative expenses as a percentage of revenue increased due to increased infrastructure and technology costs, most notably in Developing Offerings, partially offset by a 0.4% impact from the administrative fine in 2024.
Interest Expense
Interest expense primarily consists of interest on our short-term borrowings and long-term debt.

Coupang, Inc.	2025 Form 10-K	51

Interest expense decreased $54 million compared to 2024, primarily due to the redemption of the syndicated term loans we assumed as part of the Farfetch Acquisition (“Farfetch Term Loans”) in July 2025, which was financed by borrowing under our five-year revolving credit agreement (“Revolving Credit Facility”) at a lower interest rate.
Interest Income
Interest income primarily consists of interest earned on our deposits held with financial institutions.
Interest income remained relatively flat when compared to 2024.
Income Taxes

(in millions)	2025	2024	Change
Income tax expense	$383	$407	$(24)
Effective tax rate	64.2%	86.0%	(21.9)%
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
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA introduces a broad range of tax reform provisions, including the allowance of immediate deduction of qualified domestic research and development expenses, modifications to the international tax framework, and changes to certain business-related exclusions, deductions, and credits. Certain provisions of the OBBBA were effective starting in 2025 and are reflected in our results for 2025, resulting in an immaterial decrease in our tax provision.
In December 2025, due to a change in the Korean tax law, the enacted statutory tax rates increased 1% for all taxable income brackets effective January 1, 2026. Under U.S. GAAP, we are required to recognize the effect of a change in tax law in the period of enactment. As a result, we recorded a one-time immaterial tax benefit in the fourth quarter of 2025 due to the revaluation of the Korean net deferred tax assets.
Our effective income tax rate decreased primarily due to a decrease in U.S. taxes on foreign income resulting from lower taxable income attributable to the OBBBA and changes in the mix of our jurisdictional earnings. Our effective tax rate also decreased due to the impact of the administrative fine in 2024 as discussed in Note 6 — "Income Taxes" in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K. Pre-tax losses from loss making jurisdictions, for which we recognized no income tax benefit due to the related valuation allowances, increased the effective income tax rate by 44.2%. We expect that our effective tax rate in future periods will continue to differ significantly from the applicable statutory rate.
Cash paid for income taxes, net of refunds was $177 million and $138 million for the years 2025 and 2024, respectively.
In addition to the United States tax law changes, our global operations make the tax rate sensitive to significant foreign tax law changes. A number of countries have begun to enact legislation to implement the OECD’s international tax framework, including Pillar Two global minimum tax regime. Korea has enacted legislation to implement OECD framework including the Under-taxed Profit Rules (the “UTPR”) which is effective from January 1, 2025. Based on the Safe Harbor Rules provided by OECD guidance, including the Transitional Safe Harbor Rules, Coupang, Inc. does not owe Pillar Two liability for 2025. Furthermore, pursuant to the latest discussions within the Inclusive Framework of the OECD, including the Side-by-Side Safe Harbor approach, Coupang, Inc. is expected to qualify for safe harbor from Income Inclusion Rules and the UTPR for 2026 and onwards. This minimum tax will be treated as a period cost in future years and did not impact operating results for 2025. We are continuing to monitor legislative developments and are in the process of evaluating the potential impact of Korean and other legislation on our results of future operations.
Segment Gross Profit and Adjusted EBITDA
Segment gross profit is defined as net revenues less cost of sales attributable to each reportable segment.
Segment Adjusted EBITDA is defined as income (loss) before income taxes for a period before depreciation and amortization, equity-based compensation expense, interest expense, interest income, and other income (expense), net. Segment adjusted EBITDA also excludes impairments, and other items that we do not believe are reflective of our ongoing operations.

Coupang, Inc.	2025 Form 10-K	52

(in millions)	2025	2024	% Change
Gross profit
Product Commerce	$9,466	$8,105	17%
Developing Offerings	675	726	(7)%
Gross profit	$10,141	$8,831	15%

Adjusted EBITDA
Product Commerce	$2,485	$2,006	24%
Developing Offerings	(995)	(631)	58%
Adjusted EBITDA(1)	$1,490	$1,375	8%
(1)See “Non-GAAP Financial Measures” below for the reconciliation of the non-GAAP measures with their comparable amounts prepared in accordance with U.S. GAAP.
Product Commerce
The increase in gross profit for 2025 is primarily due to an increase in revenue of $2.9 billion compared to 2024. Gross profit grew at a faster rate than net revenues due to an increased percentage of revenues earned from higher margin revenue categories and offerings, including revenue earned from FLC as we continue to see greater levels of merchant adoption and customer engagement, as well as further supply chain optimization. Partially offsetting these improvements was a $116 million insurance gain related to an inventory loss from the FC Fire that reduced cost of sales in 2024.
The increase in Product Commerce segment adjusted EBITDA was primarily due to the increase in gross profit described above.
Developing Offerings
The decrease in gross profit for 2025 is primarily the result of growth in initiatives currently operating with lower margins as described previously. This is partially offset by the increase in revenue described above.
The increased loss for 2025 in Developing Offerings adjusted EBITDA was the result of increased investments in our Developing Offerings initiatives, including Taiwan.

Coupang, Inc.	2025 Form 10-K	53

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

Non-GAAP Measure	Definition	How We Use The Measure
Free Cash Flow	• Net cash provided by (used in) operating activities Less: purchases of property and equipment, Plus: proceeds from sale of property and equipment.	• Provides information to management and investors about the amount of cash generated from our ongoing operations that, after purchases and sales of property and equipment, can be used for strategic initiatives, including investing in our business and strengthening our balance sheet, including paying down debt, repurchasing shares of our Class A common stock, and paying dividends to stockholders.
Adjusted EBITDA
• Net income (loss), excluding the effects of:
- depreciation and amortization,
- interest expense,
- interest income,
- other income (expense), net,
- income tax expense (benefit),
- equity-based compensation,
- acquisition and restructuring related costs,
- impairments, and
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
Total Net Revenues, Constant Currency
• Constant currency information compares results between periods as if exchange rates had remained constant.
• We define total net revenues, constant currency as total revenue excluding the effect of foreign exchange rate movements, and use it to determine the total net revenues growth, constant currency on a comparative basis.
• Total net revenues, constant currency is calculated by translating current period total net revenues using the prior period exchange rate.

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
• We use total net revenues, constant currency and total net revenues growth, constant currency for financial and operational decision-making and as a means to evaluate comparisons between periods. We believe the presentation of our results on a constant currency basis in addition to U.S. GAAP results helps improve the ability to understand our performance because they exclude the effects of foreign currency volatility that are not indicative of our actual results of operations.

Total Net Revenues Growth, Constant Currency
• Total net revenues growth, constant currency (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.

Coupang, Inc.	2025 Form 10-K	54

Reconciliation of GAAP to Non-GAAP Measures
Free Cash Flow

(in millions)	2025	2024
Net cash provided by operating activities	$1,773	$1,886
Adjustments:
Purchases of land and buildings	(236)	(245)
Purchases of equipment	(1,015)	(634)
Total purchases of property and equipment	$(1,251)	$(879)
Proceeds from sale of property and equipment	5	9
Total adjustments	$(1,246)	$(870)
Free cash flow	$527	$1,016
Net cash used in investing activities	$(1,254)	$(819)
Net cash used in financing activities	$(247)	$(69)
Adjusted EBITDA and Adjusted EBITDA Margin

(in millions)	2025	2024
Total net revenues	$34,534	$30,268

Net income	214	66
Net income margin	0.6%	0.2%
Adjustments:
Depreciation and amortization	517	433
Interest expense	86	140
Interest income	(199)	(216)
Income tax expense	383	407
Other (income) expense, net	(11)	39
Acquisition and restructuring related costs, net	25	127
KFTC administrative fine	—	121
FC Fire insurance gain	—	(175)
Equity-based compensation	475	433
Adjusted EBITDA	$1,490	$1,375
Adjusted EBITDA margin	4.3%	4.5%
Total Net Revenues, Constant Currency and Total Net Revenues Growth, Constant Currency

	2025			2024	Year over Year Growth
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$26,312	$997	$27,309	$23,866	10%	14%
Net other revenue	8,222	303	8,525	6,402	28%	33%
Total net revenues	$34,534	$1,300	$35,834	$30,268	14%	18%

Net Revenues by Segment
Product Commerce	$29,592	$1,252	$30,844	$26,699	11%	16%
Developing Offerings	4,942	48	4,990	3,569	38%	40%
Total net revenues	$34,534	$1,300	$35,834	$30,268	14%	18%
Certain amounts may not foot due to rounding.

Coupang, Inc.	2025 Form 10-K	55

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our primary sources of liquidity are cash on hand, supplemented through various debt financing arrangements and sales of our equity securities. We had total cash, cash equivalents, and restricted cash of $6.4 billion as of December 31, 2025, the majority of which was held by foreign subsidiaries and may not be freely transferable to the United States due to local laws or other restrictions. Additionally, as of December 31, 2025, we had $1.5 billion available under our Revolving Credit Facility as described below.
The ability of certain subsidiaries to transfer funds or pay dividends to Coupang, Inc. is also restricted due to terms in our credit agreements which require the subsidiaries to meet certain financial covenants, including requirements to maintain a positive net equity balance or having current period income.
As of December 31, 2025 and 2024, we had stockholders’ equity of $4.6 billion and $4.1 billion. We may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, particularly with respect to our Developing Offerings segment, which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and planned expansion of services, we plan to acquire and build new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next two years. These contracts have remaining capital expenditures commitments of $290 million as of December 31, 2025. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years. As of December 31, 2025, current taxes payable in Korea was approximately $245 million and is expected to be paid in 2026.
Stock Repurchase Program
In May 2025, our Board of Directors authorized a stock repurchase program for up to $1 billion of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means in accordance with applicable securities laws and other restrictions. The program has no expiration date, and we are not obligated to repurchase any portion of our total authorization. During 2025, we repurchased 8.8 million shares of Class A common stock for an aggregate amount of $243 million.
Changes in our cash flows were as follows:

(in millions)	2025	2024	Change
Net cash provided by operating activities	$1,773	$1,886	$(113)
Net cash used in investing activities	$(1,254)	$(819)	$(435)
Net cash used in financing activities	$(247)	$(69)	$(178)
Operating Activities

(in millions)	2025	2024	Change
Net income	$214	$66	$148
Adjustments to reconcile net income to net cash provided by operating activities	1,991	1,785	206
Change in operating assets and liabilities	(432)	35	(467)
Net cash provided by operating activities	$1,773	$1,886	$(113)
The year-over-year change in operating cash flow was primarily driven by changes in operating assets and liabilities, including an increase in other assets of $365 million due to increases in deposits and contract assets and an increase in accounts receivable of $172 million due to higher payment gateway receipts in 2024 due to timing, partially offset by a decrease in inventory of $143 million due to the timing of inventory purchases. The decrease in cash provided by operating activities was also partially offset by a $148 million increase in net income.
Investing Activities
The increase in cash outflow was mainly driven by a $372 million increase in purchases of property and equipment, primarily related to investments made in our fulfillment and logistics infrastructure.
Financing Activities
The year-over-year change in financing cash flow was driven, in part, by repurchases of 8.8 million shares of our Class A common stock for $243 million in 2025 compared to 10 million shares of our Class A common stock for $178 million in 2024. Cash used in

Coupang, Inc.	2025 Form 10-K	56

financing activities was also impacted by a $2.1 billion increase in repayments of debt and short-term borrowings, offset by a $2.0 billion increase in proceeds from the issuance of debt and short-term borrowings, both of which were due to the timing of maturities.
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
Capital Resources
We have entered into material unconditional purchase obligations. These contractual commitments primarily relate to technology related service contracts, fulfillment center construction contracts, and software licenses. We generally enter into term loan facility agreements to finance the construction or purchase of our fulfillment centers. These agreements may require that we provide collateral equal to or greater than the amount borrowed under the arrangement. As we continue to build or purchase additional fulfillment centers, we expect our borrowings under debt financing arrangements to continue to increase. We also have material operating leases which expire over the next ten years as well as obligations for our debt. Total minimum contractual commitments due within the next 12 months were $1.3 billion as of December 31, 2025. Additionally, we have:
•operating leases that have not commenced with future minimum lease payments of $689 million with non-cancellable lease terms of 1 to 10 years;
•expected defined severance benefits to be paid of $1 billion; and
•open purchase orders for inventories that are primarily due in the next 12 months, and are generally cancellable, in full or in part, through the contractual provisions.
Refer to Note 14 — "Commitments and Contingencies", Note 5 — "Defined Severance Benefits", and Note 11 — "Leases" in Part II, Item 8. “Financial Statements and Supplementary Data” for disclosure of our future commitments.
Our short-term and long-term borrowings generally include lines of credit with financial institutions available to be drawn upon for general operating purposes.
Revolving Credit Facility
In June 2025, we entered into a five-year the Revolving Credit Facility, replacing our prior revolving credit and guaranty agreement entered into in February 2021, which was terminated in connection with the entry into the new Revolving Credit Facility. The Revolving Credit Facility provides for syndicated, unsecured revolving loans with a total borrowing capacity of up to $1.5 billion. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable benchmark rate, including but not limited to the Term Secured Overnight Financing Rate, plus an applicable margin ranging from 0.75% to 1.25%. The Revolving Credit Facility contains customary affirmative and negative covenants, including certain financial covenants. In July 2025, we borrowed $425 million under the Revolving Credit Facility primarily to finance the redemption of the Farfetch Term Loans. In December 2025, we repaid the $425 million outstanding balance on the Revolving Credit Facility. As of December 31, 2025, there was no balance outstanding on the Revolving Credit Facility.
Other Credit Facilities
During 2025, we entered into various unsecured borrowings under other revolving credit facilities, which are due in 2026. These credit facilities contain customary affirmative and negative covenants, including certain financial covenants. As of December 31, 2025, aggregate outstanding borrowings under all other credit facilities totaled $963 million with a weighted average interest rate of 3.02%.
Term Loan Agreement
In September 2025, we entered into an unsecured three-year term loan agreement with aggregate borrowings of $439 million to refinance existing facility-backed secured loans maturing in April 2026 and March 2027. The term loan agreement contains customary affirmative and negative covenants and consists of two tranches with an average fixed interest rate of 3.80%.
Farfetch Term Loans
In 2025, we fully redeemed the $493 million of principal amount outstanding on the Farfetch Term Loans.
Refer to Note 13 — "Short-Term Borrowings and Long-Term Debt" in Part II, Item 8. “Financial Statements and Supplementary Data” for disclosure of our debt obligations.

Coupang, Inc.	2025 Form 10-K	57

Critical Accounting Estimates
Our consolidated financial statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and accompanying notes. These estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Although we believe that the estimates we use are reasonable, given the inherent uncertainty involved in making those estimates, and due to the unforeseen effects including those of the current global macroeconomic environment, those estimates required increased judgment and actual results reported in future periods could differ materially from those estimates and assumptions. See Note 1 — "Description of Business and Summary of Significant Accounting Policies" to our consolidated financial statements appearing in Part II, Item 8 of this Form 10-K for a description of our significant accounting policies.
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
We also recognize and measure uncertain tax positions taken or expected to be taken in a tax return utilizing a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that has a likelihood of greater than 50 percent of being realized upon ultimate settlement. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from our estimates. See Part II, Item 8. “Financial Statements and Supplementary Data” — Note 6 — "Income Taxes" to the consolidated financial statements.

Coupang, Inc.	2025 Form 10-K	58

Defined Severance Benefits
We have severance benefits primarily related to employees in Korea. See Part II, Item 8. “Financial Statements and Supplementary Data” — Note 5 — "Defined Severance Benefits" to the consolidated financial statements.
Actuarial valuations are used in determining amounts recognized in the financial statements for our severance benefit plans. These valuations incorporate the following significant assumptions:
•discount rates; and
•salary growth rates.
We believe that these assumptions are critical accounting estimates because significant changes in these assumptions could impact our results of operations and financial position. We believe that the assumptions utilized to record its obligations under its plans are reasonable based on the plans’ experience and advice received from its outside actuaries. We review the severance benefit plan assumptions annually and modify the assumptions based on current rates and trends as appropriate. The effects of such changes in assumptions are amortized as part of plan income or expense in future periods.
At the end of each fiscal year, we determine the weighted-average discount rates and salary growth rates used to calculate the projected defined severance benefits obligation. The discount rates are an estimate of the current interest rate at which the benefit plan liabilities could be effectively settled at the end of the year. As of December 31, 2025, we determined the discount rates for the severance benefit plan used in determining the projected and accumulated benefit obligations to be 3.90% to 4.60%, as compared to 3.50% to 3.90% as of December 31, 2024. In estimating these rates, we review rates of return on high-quality corporate bond indices, which approximate the timing and amount of benefit payments. Assuming all other defined benefit plan assumptions remain constant, a one percentage point increase or decrease in the discount rates would result in an immaterial change in benefit plan expense during 2026. As of December 31, 2025 and 2024, we determined the salary growth rates for the severance benefit plan used in determining the projected and accumulated benefit obligations to be 5.00% to 7.00%. In estimating these rates, we review our historical and expected rates as well as industry growth rates. Assuming all other defined benefit plan assumptions remain constant, a one percentage point increase or decrease in the salary growth rates would result in an immaterial change in benefit plan expense during 2026.
Loss Contingencies
From time to time, we may become party to litigation incidents and other legal proceedings, including regulatory proceedings, tax and other government inquiries and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. Additionally, we are required to comply with laws and regulations, including tax laws, that currently apply or may become applicable to our operations in the United States, Korea, and other international jurisdictions, and we regularly become subject to new laws and regulations in the jurisdictions in which we operate. The requirements for complying with these obligations may be uncertain and subject to interpretation and enforcement by regulatory and other authorities, and any failure or perceived failure to comply with such obligations could eventually lead to asserted legal or regulatory action.

We assess the likelihood of any adverse judgments or outcomes with respect to these matters and determine loss contingency assessments on a gross basis after assessing the probability of incurrence of a loss and whether a loss is reasonably estimable. In addition, we consider other relevant factors that could impact our ability to reasonably estimate a loss. A determination of the amount of reserves required, if any, for these contingencies is made after analyzing each matter. Our reserves may change in the future due to new developments or changes in strategy in handling these matters. Significant judgment is required to determine the likelihood of loss and the estimated amount of loss, including when and if the probability and estimate have changed for asserted and unasserted matters. We disclose material contingencies when we believe that a loss is at least reasonably possible.

The ultimate outcome of these matters, such as whether the likelihood of loss is remote, reasonably possible, or probable or if and when the possible range of loss is reasonably estimable, is inherently uncertain. Therefore, if one or more of these matters were resolved against us for amounts that materially differ from management's estimates of losses, it could have a favorable or unfavorable impact on our results of operations and financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

See Part II, Item 8. “Financial Statements and Supplementary Data” Note 6 — "Income Taxes" and Note 14 — "Commitments and Contingencies" to the consolidated financial statements.
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

Coupang, Inc.	2025 Form 10-K	59

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
Recently Adopted Accounting Pronouncements
See Note 1 — "Basis of Presentation and Summary of Significant Accounting Policies" to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Coupang, Inc.	2025 Form 10-K	60

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
Interest Rate Risk
As of December 31, 2025, we had cash, cash equivalents, and restricted cash of $6.4 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and do not use any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from some of our variable rate debt as well as our undrawn revolving credit agreements. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to structure a reasonable balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates. As of December 31, 2025, there was $189 million outstanding of other credit facilities with variable interest rates. An assumed hypothetical 10% change in prevailing interest rates would not have a material impact on our results of operations. Any future borrowings incurred under the Revolving Credit Facility or other credit facilities with variable interest rates would accrue interest at rates subject to current market conditions.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. Our other subsidiaries predominantly utilize their local currencies as their functional currencies. Increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses on the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of $3.0 billion and a decrease in net income of $173 million for 2025.
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

Coupang, Inc.	2025 Form 10-K	61

Item 8. Financial Statements and Supplementary Data

Coupang, Inc.	2025 Form 10-K	62

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Coupang, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Coupang, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable noncontrolling interests and equity, and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of condensed financial information of parent (Coupang, Inc.) as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Coupang, Inc.	2025 Form 10-K	63

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
Valuation of Defined Severance Benefits Obligation
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s defined severance benefits obligation was $631 million as of December 31, 2025. Management measures the defined severance benefits obligation annually, or more frequently if there is a remeasurement event, based on the measurement date utilizing certain assumptions including discount rates, salary growth rates, and certain employee-related factors, such as turnover, retirement age and mortality. Management reviews its actuarial assumptions and makes modifications to the assumptions based on current rates and trends when appropriate.
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
/s/ Samil PricewaterhouseCoopers

Seoul, Korea
February 26, 2026
We have served as the Company’s auditor since 2014.

Coupang, Inc.	2025 Form 10-K	64

COUPANG, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)	2025	2024	2023
Net retail sales	$26,312	$23,866	$21,223
Net other revenue	8,222	6,402	3,160
Total net revenues	34,534	30,268	24,383

Cost of sales	24,393	21,437	18,193
Operating, general and administrative	9,668	8,395	5,717
Total operating cost and expenses	34,061	29,832	23,910

Operating income	473	436	473

Interest income	199	216	178
Interest expense	(86)	(140)	(48)
Other income (expense), net	11	(39)	(19)
Income before income taxes	597	473	584

Income tax expense (benefit)	383	407	(776)

Net income	$214	$66	$1,360
Net income (loss) attributable to noncontrolling interests	6	(88)	—
Net income attributable to Coupang stockholders	$208	$154	$1,360

Earnings per share
Basic	$0.11	$0.09	$0.76
Diluted	$0.11	$0.08	$0.75
Weighted average shares outstanding
Basic	1,818	1,794	1,782
Diluted	1,855	1,826	1,803
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2025 Form 10-K	65

COUPANG, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)	2025	2024	2023
Net income	$214	$66	$1,360

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	11	(352)	(2)
Actuarial gain (loss) on defined severance benefits, net of tax	11	(34)	(18)
Total other comprehensive income (loss)	22	(386)	(20)

Comprehensive income (loss)	236	(320)	1,340
Comprehensive income (loss) attributable to noncontrolling interests	3	(87)	—
Comprehensive income (loss) attributable to Coupang stockholders	$233	$(233)	$1,340
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2025 Form 10-K	66

COUPANG, INC.
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$6,318	$5,879
Restricted cash	94	151
Accounts receivable, net	363	407
Inventories	2,256	2,099
Prepaids and other current assets	660	458
Total current assets	9,691	8,994

Property and equipment, net	3,722	2,813
Operating lease right-of-use assets	2,765	2,016
Intangible assets, net	190	271
Deferred tax assets	596	622
Long-term lease deposits and other	823	628
Total assets	$17,787	$15,344

Liabilities, redeemable noncontrolling interests, and equity
Accounts payable	$6,298	$5,554
Accrued expenses	515	461
Deferred revenue	188	141
Short-term borrowings	960	479
Current portion of long-term debt	—	66
Current portion of long-term operating lease obligations	545	422
Other current liabilities	851	593
Total current liabilities	9,357	7,716

Long-term debt	648	988
Long-term operating lease obligations	2,482	1,770
Defined severance benefits and other	677	693
Total liabilities	13,164	11,167

Commitments and contingencies (Note 14)

Redeemable noncontrolling interests (Note 16)	—	75

Equity
Common stock	—	—
Class A — shares authorized 10,000, outstanding 1,665 and 1,643 Class B — shares authorized 250, outstanding 158 and 158
Additional paid-in capital	9,025	8,736
Accumulated other comprehensive loss	(381)	(404)
Accumulated deficit	(4,021)	(4,229)
Noncontrolling interests	—	(1)
Total equity	4,623	4,102
Total liabilities, redeemable noncontrolling interests, and equity	$17,787	$15,344
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2025 Form 10-K	67

COUPANG, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

	Redeemable Noncontrolling Interests	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2022	$—	1,773	$—	$8,154	$3	$(5,743)	$—	$2,414
Net income	—	—	—	—	—	1,360	—	1,360
Foreign currency translation adjustments, net of tax	—	—	—	—	(2)	—	—	(2)
Actuarial loss on defined severance benefits, net of tax	—	—	—	—	(18)	—	—	(18)
Issuance of common stock upon exercise of stock options	—	4	—	9	—	—	—	9
Issuance of common stock upon settlement of restricted stock units	—	14	—	—	—	—	—	—
Equity-based compensation	—	—	—	326	—	—	—	326
Noncontrolling interest contribution	15	—	—	—	—	—	—	—
Balance as of December 31, 2023	$15	1,791	$—	$8,489	$(17)	$(4,383)	$—	$4,089
Net income	(77)	—	—	—	—	154	(11)	143
Foreign currency translation adjustments, net of tax	1	—	—	—	(353)	—	—	(353)
Actuarial loss on defined severance benefits, net of tax	—	—	—	—	(34)	—	—	(34)
Issuance of common stock upon exercise of stock options	—	1	—	4	—	—	—	4
Issuance of common stock upon settlement of restricted stock units	—	19	—	—	—	—	—	—
Repurchase of Class A common stock	—	(10)	—	(178)	—	—	—	(178)
Equity-based compensation	—	—	—	433	—	—	—	433
Capital contributions from noncontrolling interest holders	55	—	—	—	—	—	—	—
Recognition of noncontrolling interest upon acquisition	69	—	—	—	—	—	10	10
Re-measurement of noncontrolling interest	12	—	—	(12)	—	—	—	(12)
Balance as of December 31, 2024	$75	1,801	$—	$8,736	$(404)	$(4,229)	$(1)	$4,102
Net income	4	—	—	—	—	208	2	210
Foreign currency translation adjustments, net of tax	(3)	—	—	—	14	—	—	14
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	11	—	—	11
Issuance of common stock upon exercise of stock options	—	2	—	5	—	—	—	5
Issuance of common stock upon settlement of restricted stock units	—	24	—	—	—	—	—	—
Repurchase of Class A common stock	—	(9)	—	(243)	—	—	—	(243)
Equity-based compensation	—	—	—	475	—	—	—	475
Acquisition of noncontrolling interest	(75)	5	—	55	(2)	—	(1)	52
Dividends paid to noncontrolling interest	(4)	—	—	—	—	—	—	—
Re-measurement of noncontrolling interest	3	—	—	(3)	—	—	—	(3)
Balance as of December 31, 2025	$—	1,823	$—	$9,025	$(381)	$(4,021)	$—	$4,623
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2025 Form 10-K	68

COUPANG, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)	2025	2024	2023
Operating activities
Net income	$214	$66	$1,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	517	433	275
Provision for severance benefits	246	187	159
Equity-based compensation	475	433	326
Non-cash operating lease expense	507	432	338
Deferred income taxes	37	225	(884)
Fulfillment center fire insurance gain	—	(175)	—
Other	209	250	140
Change in operating assets and liabilities, net of acquisition:
Accounts receivable, net	37	209	(133)
Inventories	(233)	(376)	(44)
Other assets	(517)	(152)	(153)
Accounts payable	515	507	1,514
Accrued expenses	49	60	43
Other liabilities	(283)	(213)	(289)
Net cash provided by operating activities	1,773	1,886	2,652
Investing activities
Purchases of property and equipment	(1,251)	(879)	(896)
Proceeds from sale of property and equipment	5	9	19
Net cash acquired in acquisition	—	68	—
Other investing activities	(8)	(17)	(50)
Net cash used in investing activities	(1,254)	(819)	(927)
Financing activities
Proceeds from issuance of common stock, equity-based compensation plan	5	4	9
Repurchase of Class A common stock	(243)	(178)	—
Proceeds from short-term borrowings and long-term debt	2,900	857	572
Repayment of short-term borrowings and long-term debt	(2,881)	(794)	(392)
Other financing activities	(28)	42	10
Net cash (used in) provided by financing activities	(247)	(69)	199
Effect of exchange rate changes on cash and cash equivalents and restricted cash	109	(564)	(14)
Net increase in cash and cash equivalents and restricted cash	381	434	1,910
Cash and cash equivalents and restricted cash, as of beginning of period	6,031	5,597	3,687
Cash and cash equivalents and restricted cash, as of end of period	$6,412	$6,031	$5,597
The accompanying notes are an integral part of these consolidated financial statements.

Coupang, Inc.	2025 Form 10-K	69

COUPANG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Description of Business and Summary of Significant Accounting Policies
Description of Business
Coupang, Inc. (“Coupang” or the “Parent”), together with its consolidated subsidiaries (collectively, “we,” “us,” or “our”), is a technology and Fortune 150 company listed on the New York Stock Exchange (NYSE: CPNG) that provides retail, restaurant delivery, video streaming, and fintech services to customers around the world under brands that include Coupang, Eats, Play, Rocket Now, and Farfetch. Headquartered in the United States, Coupang has operations and support services in geographies including Korea, Taiwan, Singapore, China, India, Japan, and Europe. Coupang’s mission is to revolutionize the everyday lives of its customers and create a world where people wonder, “How did I ever live without Coupang?”
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
Segment Information
We have two reportable segments: Product Commerce and Developing Offerings. Refer to Note 3 — "Segment Reporting" for additional information.
Foreign Currency
Our functional currency, including that of the Parent, is the United States dollar (“U.S. dollar”). The Korean Won is the local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into U.S. dollars using average rates that approximate those in effect during the period. Translation adjustments are included in “Accumulated other comprehensive loss,” a separate component of stockholders’ equity and in the “Effect of exchange rate changes on cash and cash equivalents and restricted cash” on the consolidated statements of cash flows. Transaction gains and losses are included in “Other income (expense), net” on the consolidated statements of operations.
Revenue Recognition
We recognize revenues on the amount of expected consideration we will receive, which incorporates reductions for estimated returns, promotional discounts, and earned loyalty rewards. Revenue excludes amounts collected on behalf of third parties, such as value added taxes. Historical experience is used to estimate returns at the time of sale at a portfolio level using the expected value method. We include these amounts in the transaction price to the extent it is probable that a significant reversal of revenue will not occur and updates as additional information becomes available. For revenue contracts with multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. We primarily determine stand-alone selling prices based on the prices charged to customers.

Coupang, Inc.	2025 Form 10-K	70

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
We offer a subscription service to our WOW membership programs, which provides customers with access to benefits such as access to Rocket Fresh, no minimum spend for Rocket Delivery, Dawn Delivery, product discounts, free shipping on returns, free delivery and discounts on restaurant orders via Eats, and access to content streaming. Subscription benefits represent a single, stand-ready obligation and revenue from subscription fees are recognized over the subscription period.
Deferred Revenue
Deferred revenue primarily relates to retail sales and is recorded when payments are received in advance of delivery to customers. Deferred revenue is generally recognized as revenue in the following month when delivery is made to customers.
Discount Coupons and Loyalty Rewards
For discount coupons or loyalty rewards offered as part of revenue transactions, we defer a portion of the revenue based on the estimated standalone selling price of the discount coupons or loyalty rewards earned and recognize the revenue as they are redeemed in future transactions or when they expire. Discount coupons and loyalty rewards expire after six months and are generally redeemed within six months from issuance and therefore, breakage is not significant. We also issue discount coupons, vouchers, or loyalty rewards that are not earned in conjunction with the purchase of a product as part of our customer compensation and marketing activities. This is not a performance obligation and is recognized as a reduction of the transaction price when rendered by the customer.
Cost of Sales
Cost of sales is primarily comprised of the purchase price of products sold to customers where we record revenue gross, and includes logistics center costs. Inbound shipping and handling costs to receive products from suppliers are included in inventory and recognized in cost of sales as products are sold. Additionally, cost of sales includes outbound shipping and logistics related expenses, and delivery service costs from our restaurant delivery business, primarily where we are the delivery service provider, as well as depreciation and amortization.
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
Operating, General and Administrative Expenses
Operating, general and administrative expenses include all our operating costs, excluding cost of sales, as described above. More specifically, these expenses include costs incurred in operating and staffing our fulfillment centers (including costs attributable to receiving, inspecting, picking, packaging, and preparing customer orders), customer service related costs, payment processing fees, costs related to the design, execution and maintenance of our technology infrastructure and online offerings, advertising costs, general corporate function costs, and depreciation and amortization. Advertising expenses, which are expensed as incurred, were $1.1 billion, $947 million, and $711 million for 2025, 2024, and 2023, respectively.

Coupang, Inc.	2025 Form 10-K	71

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
We recognize the defined severance benefits obligation on the consolidated balance sheets with a corresponding adjustment to operating expenses and “Accumulated other comprehensive loss”. The obligations are measured annually, or more frequently if there is a remeasurement event, based on our measurement date utilizing various actuarial assumptions and methodologies. We use certain assumptions including, but not limited to, the selection of the: (i) discount rates; (ii) salary growth rates; and (iii) certain employee-related factors, such as turnover, retirement age, and mortality. We review our actuarial assumptions and make modifications to the assumptions based on current rates and trends when appropriate.
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

Coupang, Inc.	2025 Form 10-K	72

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
Accounts Receivable, Net
Accounts receivable, net are stated at their carrying value, net of allowance for credit losses based on lifetime expected losses. Accounts receivable balances are primarily trade receivables due from payment gateway providers, customers, suppliers, and sellers, net of estimated allowances for credit losses. Amounts included in accounts receivable, or collected from payment gateway providers, to be remitted to merchants are included in accounts payable. Receivables from suppliers and sellers primarily relate to advertising activities. We estimate the allowance for credit losses based upon historical experience, the age and delinquency rates of receivables and credit quality, as well as economic and regulatory conditions combined with reasonable and supportable management forecasts of collectability and other economic factors over the lifetime of the receivables. We write off accounts against the allowance for credit losses when they are deemed to be uncollectible. As of December 31, 2025 and 2024, net receivables from customers and sellers were $155 million and $174 million, respectively. The allowance amounts were immaterial for all periods presented.
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
Fulfillment Center Fire
In June 2021, a fire extensively damaged our Deokpyeong fulfillment center (“FC Fire”) resulting in a loss of the inventory, building, equipment, and other assets at the site. We are insured on property losses from the FC Fire, and while the insurer continues assessment of the total potential loss coverage on the claim, during the fourth quarter of 2024 we agreed to a settlement on a portion of the claim and deemed the recovery of insurance proceeds under the policy as probable. We recognized an insurance gain of $175 million in the fourth quarter of 2024, which included $116 million for the inventory loss included in “Cost of sales” and $59 million for property and equipment losses, included in “Operating, general and administrative”. Whether and to what extent additional insurance recoveries will be received is currently unknown.

Coupang, Inc.	2025 Form 10-K	73

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
Loss Contingencies
From time to time, we may become party to litigation incidents and other legal proceedings, including regulatory proceedings, tax and other government inquiries, and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. Additionally, we are required to comply with laws and regulations, including tax laws, that currently apply or may become applicable to our operations in the United States, Korea, and other international jurisdictions, and we regularly become subject to new laws and regulations in the jurisdictions in which we operate. The requirements for complying with these obligations may be uncertain and subject to interpretation and enforcement by regulatory and other authorities, and any failure or perceived failure to comply with such obligations could eventually lead to asserted legal or regulatory action.

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

We recognize estimated losses from contingencies when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We disclose material contingencies when we believe that a loss is at least reasonably possible.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that may necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. Impairment losses are recorded if the asset’s carrying value is not recoverable through its undiscounted future cash flows. Impairment losses are measured based upon the difference between the carrying amount and estimated fair value of the related asset or asset group. No material impairment losses were recorded for 2025, 2024, and 2023.
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
Concentration of Credit Risk
Cash and cash equivalents, restricted cash, and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents, and restricted cash are placed with several financial institutions and money market funds that management believes are of high credit quality, of which 56% and 69% were held at three and four financial institutions as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, no process payment company had 10% or more of our gross accounts receivable.

Coupang, Inc.	2025 Form 10-K	74

Recent Accounting Pronouncements Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” The standard requires disclosure of specific categories of an entity’s income tax expenses and income taxes paid among other disclosures. We adopted ASU 2023-09 for 2025 on a prospective basis, and upon adoption, the guidance did not have a material impact on our consolidated financial condition, results of operations, or cash flows, as the guidance pertains to disclosure only. Refer to Note 6 — "Income Taxes" and Note 12 — "Supplemental Financial Information" for additional information.
Recent Accounting Pronouncements Yet To Be Adopted
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
In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 207) - Narrow-Scope Improvements”, which clarifies interim disclosure requirements and the applicability of Topic 270. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting the standard on our financial reporting and disclosures.
2.    Net Revenues
Details of total net revenues were as follows:

(in millions)	2025	2024	2023
Net retail sales	$26,312	$23,866	$21,223
Third-party merchant services	7,113	5,580	2,576
Other revenue	1,109	822	584
Total net revenues	$34,534	$30,268	$24,383
This level of revenue disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Net retail sales are recognized from owned inventory product sales to consumers. Third-party merchant services represent commissions, advertising, and delivery fees earned from merchants and restaurants that sell their products through our online businesses. Other revenue includes revenue earned from our WOW membership programs and various other offerings.
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in “Deferred revenue” on the consolidated balance sheets. We recognized revenue of $140 million, $91 million, and $89 million for 2025, 2024, and 2023, respectively, primarily related to payments in advance of products and services delivered which were included in “Deferred revenue” on the consolidated balance sheets as of the beginning of the respective years.
3.    Segment Reporting
We own and operate a retail business that primarily serves the Korean retail market along with other international markets. Based on the location of the legal entity that earned the revenue, over 90% of our total net revenues are from Korea. The remaining revenue is primarily from entities located in the United States, United Kingdom, Taiwan, and other countries in Europe and the Asia-Pacific region. Long-lived assets primarily consist of property and equipment and operating leases right-of-use assets and are attributed to the United States and international geographies based upon the country in which the asset is located, leased or owned. Our long-lived assets are primarily located in Korea. Long-lived assets in any single country, outside of Korea, were less than 10% of consolidated long-lived assets.
The Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. We have two operating and reportable segments: Product Commerce and Developing Offerings. These segments are based on how the CODM manages the business, allocates resources, makes operating decisions and evaluates operating performance.
Product Commerce primarily includes our core Korean retail (owned inventory) and marketplace offerings (third-party merchants) and Rocket Fresh, our fresh grocery category offering, as well as advertising products associated with these offerings. Revenues from Product Commerce are derived primarily from online product sales of owned inventory to customers in Korea, commissions and logistics and fulfillment fees from merchants that sell products through our mobile application and website, and from our Korean WOW membership program.

Coupang, Inc.	2025 Form 10-K	75

Developing Offerings includes our more nascent offerings and services, including Eats (our restaurant ordering and delivery service), Play (our online content streaming service), fintech, our retail operations in Taiwan, as well as advertising products associated with these offerings, and also includes Farfetch (our global luxury fashion marketplace). Revenues from Developing Offerings are primarily generated from Farfetch, Eats, and retail operations in Taiwan.
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
Reportable segment financial information is as follows:

(in millions)	2025	2024	2023
Net revenues
Product Commerce	$29,592	$26,699	$23,594
Developing Offerings	4,942	3,569	789
Total net revenues	$34,534	$30,268	$24,383
Cost of sales
Product Commerce	$20,126	$18,594	$17,313
Developing Offerings	4,267	2,843	880
Total cost of sales	$24,393	$21,437	$18,193
Gross profit
Product Commerce	$9,466	$8,105	$6,282
Developing Offerings	675	726	(91)
Total gross profit	$10,141	$8,831	$6,190
Other segment items (1)
Product Commerce	6,981	6,099	4,741
Developing Offerings	1,670	1,357	375
Total other segment items	$8,651	$7,456	$5,116
Segment adjusted EBITDA
Product Commerce	$2,485	$2,006	$1,540
Developing Offerings	(995)	(631)	(466)
Total segment adjusted EBITDA	$1,490	$1,375	$1,074
(1)Other segment items relate to operating, general and administrative expense, excluding depreciation and amortization, equity-based compensation expense, impairments and other items that we do not believe are reflective of our ongoing operations. The CODM does not regularly review disaggregated expense information included within “Other segment Items” for any individual segment.

Coupang, Inc.	2025 Form 10-K	76

Reconciliations of segment profit or loss:

(in millions)	2025	2024	2023
Total gross profit	$10,141	$8,831	$6,190
Operating, general and administrative	(9,668)	(8,395)	(5,717)
Interest expense	(86)	(140)	(48)
Interest income	199	216	178
Other income (expense), net	11	(39)	(19)
Income before income taxes	$597	$473	$584

(in millions)	2025	2024	2023
Total segment adjusted EBITDA	$1,490	$1,375	$1,074
Depreciation and amortization	(517)	(433)	(275)
Equity-based compensation	(475)	(433)	(326)
Acquisition and restructuring related costs, net	(25)	(127)	—
KFTC administrative fine (see Note 14)	—	(121)	—
FC Fire insurance gain	—	175	—
Interest expense	(86)	(140)	(48)
Interest income	199	216	178
Other income (expense), net	11	(39)	(19)
Income before income taxes	$597	$473	$584
Note: Amounts may not foot due to rounding.
4.    Equity-based Compensation Plans
Our 2021 Equity Incentive Plan (the “2021 Plan”) provides for the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other equity-based awards. The number of shares of our common stock reserved for issuance under the 2021 Plan will be increased on January 1 of each calendar year through January 1, 2031. As of December 31, 2025, the maximum number of shares of our common stock that may be issued under the Plans is 571,023,353 shares and 386,296,408 shares of common stock are available for future grants to employees.
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
As of December 31, 2025, we had $973 million of unamortized compensation costs related to all unvested RSU awards. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.5 years, net of estimated forfeitures.
The table below summarizes our RSU activity:

	Outstanding RSUs
(in millions, except unit price)	Number of RSUs	Weighted Average Grant-Date Fair Value
December 31, 2024	64	$18.82
Granted	30	25.52
Vested	(24)	18.25
Forfeited / cancelled	(11)	20.24
December 31, 2025	59	$22.17

Coupang, Inc.	2025 Form 10-K	77

The following information is provided for our RSUs:

(in millions, except unit price)	2025	2024	2023
Weighted average grant-date fair value of RSUs granted	$25.52	$19.77	$16.31
Fair value of RSUs at vesting	$624	$402	$223
Stock Options
In the past, we granted stock options to certain employees. Stock options generally expire ten years from the grant date.
The table below summarizes our stock option activity:

	Outstanding Options
(in millions, except unit price)	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
December 31, 2024	15	$8.26	3.83	$213
Forfeited / cancelled	—	$1.99
Exercised	(2)	$2.30
December 31, 2025	13	$9.15	2.71	$195
Exercisable as of December 31, 2025	13	$9.15	2.71	$195
The following information is provided for our stock options:

(in millions, except unit price)	2025	2024	2023
Intrinsic fair value of stock options exercised	$49	$35	$57
Equity-based Compensation Expense
The following table presents the effects of equity-based compensation on the consolidated statements of operations:

(in millions)	2025	2024	2023
Cost of sales	$17	$17	$14
Operating, general and administrative	458	416	312
Total	$475	$433	$326
5.    Defined Severance Benefits
Changes in defined severance benefits obligation were as follows:

(in millions)	2025	2024
Beginning balance, January 1	$491	$396
Current service cost	220	166
Interest cost	17	16
Actuarial (gains) losses	(6)	52
Payments from plans	(102)	(79)
Cumulative effects of foreign currency translation	11	(60)
Ending balance, December 31	$631	$491
Current	$146	$96
Noncurrent	$485	$395
The accumulated benefit obligation for all defined severance benefits was $449 million and $348 million as of December 31, 2025 and 2024, respectively.

Coupang, Inc.	2025 Form 10-K	78

Net periodic cost consists of the following:

(in millions)	2025	2024	2023
Current service costs	$220	$166	$141
Interest cost	17	16	14
Amortization of:
Prior service cost	—	2	3
Net actuarial loss	9	3	1
Net periodic benefit cost	$246	$187	$159
The principal actuarial assumptions used to determine defined severance benefits obligation were as follows:

	December 31, 2025			December 31, 2024
Discount rates	3.90%	–	4.60%	3.50%	–	3.90%
Salary growth rates	5.00%	–	7.00%	5.00%	–	7.00%
The principal actuarial assumptions used to determine the net periodic cost were as follows:

	2025			2024			2023
Discount rates	3.50%	–	3.90%	4.30%	–	4.80%	5.10%	–	5.30%
Salary growth rates	5.00%	–	7.00%	5.00%	–	7.00%	5.00%	–	8.00%
Estimated future benefit payments as of December 31, 2025 was as follows:

(in millions)	Less than 1 year	Between 1-2 years	Between 2-5 years	Over 5 years	Total
Defined severance benefits	$149	$142	$358	$514	$1,163
s
s
6.    Income Taxes
We are subject to income taxation through certain of our subsidiaries primarily in the United States, Korea, Taiwan, United Kingdom, and other foreign jurisdictions in which we do business.
The components of income before income taxes are as follows:

(in millions)	2025	2024	2023
United States	$(408)	$(1,073)	$(217)
Foreign	1,005	1,546	801
Income before income taxes	$597	$473	$584
The components of income tax expense (benefit) were as follows:

(in millions)	2025	2024	2023
Current taxes
U.S federal	$(35)	$76	$62
U.S. state and local	—	—	—
Foreign	381	106	46
Current taxes	346	182	108
Deferred taxes
U.S. federal	(48)	(15)	21
U.S. state and local	—	—	—
Foreign	85	240	(905)
Deferred taxes	37	225	(884)
Income tax expense (benefit)	$383	$407	$(776)

Coupang, Inc.	2025 Form 10-K	79

Differences between the provision at the federal statutory rate and the provision recorded at the consolidated level for 2025 are as follows:

(in millions, except percentages)	2025
U.S. federal statutory tax rate	$125	21.0%
State and local income taxes, net of federal income tax effect	—	—%
Foreign tax effects
Korea
Statutory tax rate difference between countries	46	7.7%
Local income tax	41	6.9%
Effect of changes in tax laws or rates	(34)	(5.7)%
Tax credits	(8)	(1.3)%
Other	7	1.2%
Other foreign jurisdictions	182	30.5%
Effect of cross-border tax laws
Branch loss	(33)	(5.5)%
Foreign currency loss	(14)	(2.3)%
Tax credits	(38)	(6.4)%
Changes in valuation allowance	8	1.3%
Nontaxable and nondeductible items
Stock compensation	49	8.2%
Other	26	4.4%
Changes in unrecognized tax benefits	33	5.5%
Other adjustments	(7)	(1.2)%
Income tax expense	$383	64.2%
Differences between the provision at the federal statutory rate and the provision recorded at the consolidated level for 2024 and 2023 were as follows:

(in millions)	2024	2023
Taxes computed at the federal statutory rate	$99	$122
Differences resulting from:
Statutory rate difference	32	28
Change in valuation allowances	193	(1,031)
U.S. taxes on foreign earnings	153	108
Stock compensation	56	44
Tax credit	(133)	(47)
Other nondeductible expense	17	—
Other	(10)	—
Income tax expense (benefit)	$407	$(776)
Our resulting effective tax rate differs from the applicable statutory rate, primarily due to tax credits, U.S. taxes on foreign earnings such as the inclusion of GILTI provisions, the valuation allowance against deferred tax assets in loss making jurisdictions, and other permanent differences.

In December 2025, due to a change in the Korean tax law, the enacted statutory tax rates increased 1% for all taxable income brackets effective January 1, 2026. Under U.S. GAAP, we are required to recognize the effect of a change in tax law in the period of enactment. As a result, we recorded a one-time immaterial tax benefit in the fourth quarter of 2025 due to the revaluation of the Korean net deferred tax assets.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA introduces a broad range of tax reform provisions, including the allowance of immediate deduction of qualified domestic research and development expenses, modifications to the international tax framework, and changes to certain business-related exclusions, deductions, and credits. Certain provisions are effective starting in 2025 and the impacts of the OBBBA are reflected in our results for 2025, resulting in an immaterial decrease in our tax provision.

Coupang, Inc.	2025 Form 10-K	80

The income tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities were as follows:

(in millions)	December 31, 2025	December 31, 2024
Deferred tax assets
Provision and allowances	$114	$89
Stock compensation	27	22
Depreciation	15	13
Accrued expenses	117	104
Amortization	22	22
Defined severance benefits	166	118
Lease liabilities	761	500
Net operating loss carryforwards	1,152	989
Tax credits	84	89
Other	115	48
Total deferred tax assets	2,573	1,994
Less: valuation allowances	(1,271)	(903)
Total deferred tax assets net of valuation allowance	$1,302	$1,091

Deferred tax liabilities
Lease asset	(704)	(466)
Other	(2)	(3)
Total deferred tax liabilities	(706)	(469)
Net deferred tax assets	$596	$622
Changes in the valuation allowances were as follows:

(in millions)	2025	2024	2023
Beginning balance, January 1	$(903)	$(82)	$(1,085)
Changes to existing valuation allowances	(359)	(193)	140
Farfetch Acquisition	—	(633)	—
Derecognition of valuation allowances	—	—	905
Changes in foreign exchange rates, statutory rates and other	(9)	5	(42)
Ending balance, December 31	$(1,271)	$(903)	$(82)
In 2023, we released the valuation allowance primarily related to the Korea net operating loss deferred tax assets as the sustained profitability in Korea represented objective positive evidence for the realizability of certain deferred tax assets. The release of the valuation allowance in 2023 resulted in an increase to the carrying value of deferred tax assets on the balance sheet and a benefit to our provision for income taxes of $905 million. The valuation allowance at December 31, 2025 and 2024 was primarily related to our U.S. and foreign net operating loss carryforwards for Taiwan and Farfetch subsidiaries.
As of December 31, 2025, we had $4.7 billion of federal, state, and foreign net operating loss carryforwards available to reduce future corporate taxable income. Certain of these amounts are subject to annual limitations under applicable tax law. If not utilized, an immaterial amount of these losses will begin to expire in 2026 and $3.2 billion of these losses do not expire.
We have corporate tax credit carryforwards of $44 million in the United States which may be carried forward indefinitely to reduce future corporate regular income taxes, and $55 million of tax credit carryforwards in Korea which begin to expire in 2026.
Our tax returns in the U.S., Korea, and other foreign jurisdictions are routinely audited and settlements of issues raised in these audits sometimes affect our tax provisions. We are also subject to tax examinations for value added tax, sales-based, payroll, and other non-income taxes. We did not have any material uncertain tax positions as of December 31, 2025 and 2024.
The open tax years for our major tax jurisdictions are 2013 - 2025 for the United States and 2020 - 2025 for Korea.

Coupang, Inc.	2025 Form 10-K	81

7.    Earnings per Share
The following table presents the calculation of basic and diluted earnings per share:

(in millions, except per share amounts)	2025	2024	2023
Numerator
Net income attributable to Coupang stockholders	$208	$154	$1,360

Denominator
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	1,818	1,794	1,782
Dilutive effect of equity compensation awards	37	32	21
Diluted	1,855	1,826	1,803

Earnings per share:
Basic	$0.11	$0.09	$0.76
Diluted	$0.11	$0.08	$0.75

Anti-dilutive shares	—	1	3
8.    Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported in one of three levels reflecting the significant inputs used to determine fair value.
The following summarizes our financial assets and financial liabilities that are measured at fair value on a recurring basis:

(in millions)	Classification	Measurement Level	December 31, 2025	December 31, 2024
Financial assets
Money market trust	Cash and cash equivalents	Level 1	$2,262	$1,755
Money market fund	Cash and cash equivalents	Level 1	$548	$828
Money market trust	Restricted cash	Level 1	$90	$83
Our long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rates for similar types of borrowing arrangements. The carrying amount of long-term debt approximates its fair value as of December 31, 2025 and December 31, 2024 due primarily to the interest rates approximating market interest rates.
9.    Property and Equipment, net
The following summarizes our property and equipment, net:

(in millions)	Useful Life	December 31, 2025	December 31, 2024
Land		$420	$401
Buildings	40 years	866	794
Equipment and furniture	1 - 10 years	1,689	1,136
Leasehold improvements	(1)	1,343	929
Vehicles	4 - 6 years	71	65
Software	4 years	56	75
Construction in progress		579	377
Property and equipment, gross		$5,024	$3,777
Less: Accumulated depreciation and amortization		(1,302)	(964)
Property and equipment, net		$3,722	$2,813
(1)Lesser of useful life or remaining lease term

Coupang, Inc.	2025 Form 10-K	82

For 2025, 2024, and 2023, depreciation and amortization expense on property and equipment was $467 million, $369 million, and $271 million, respectively.
Property and equipment under construction, which primarily consists of fulfillment centers and deposits for equipment, is recorded as construction in progress until it is ready for its intended use; thereafter, it is transferred to the related class of property and equipment and depreciated over its estimated useful life.
10.    Intangible Assets
The following summarizes our finite-lived intangible assets, net:

(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2025
Trademarks	$131	$(67)	$64
Customer relationships	34	(13)	21
Developed technology and other	126	(45)	81
Total	$291	$(125)	$166
December 31, 2024
Trademarks	$183	$(46)	$137
Customer relationships	34	(6)	28
Developed technology and other	109	(21)	88
Total	$326	$(73)	$253
For 2025, 2024, and 2023, amortization expense of intangible assets was $50 million, $64 million, and $4 million, respectively. Indefinite-lived intangible assets as of December 31, 2025 and 2024 were $24 million and $18 million, respectively.
As of December 31, 2025, future amortization expense is expected to be as follows:

(in millions)	Amortization Expense
2026	$50
2027	25
2028	21
2029	15
2030	13
Thereafter	42
Total	$166
11.    Leases
We are obligated under operating leases primarily for vehicles, equipment, warehouses, data centers, office space, and other facilities that expire over the next ten years. These leases can contain renewal options. Because we are not reasonably certain to exercise these renewal options, or the renewal options are not solely within our discretion, the options are not considered in determining the lease term, and the associated potential option payments are excluded from expected minimum lease payments. Our leases generally do not include termination options for either party or restrictive financial or other covenants.
Our finance leases as of December 31, 2025 and 2024 were not material and are included in “Property and equipment, net”, on our consolidated balance sheets.
The components of operating lease cost were as follows:

(in millions)	2025	2024	2023
Operating lease cost	$703	$595	$457
Variable and short-term lease cost	85	51	42
Total operating lease cost	$788	$646	$499

Coupang, Inc.	2025 Form 10-K	83

Supplemental disclosure of cash flow information related to operating leases were as follows:

(in millions)	2025	2024	2023
Cash paid for the amount used to measure the operating lease liabilities	$624	$572	$445
Operating lease assets obtained in exchange for lease obligations	$869	$878	$428
Net increase to operating lease ROU assets resulting from remeasurements of lease obligations	$324	$123	$133
Amounts disclosed for ROU assets obtained in exchange for lease obligations include amounts added to the carrying amount of ROU assets resulting from lease modifications and reassessments, and new leases.
The assumptions used to value operating leases for the periods presented were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term	5.9 years	6.1 years
Weighted-average discount rate	6.74%	7.62%
As of December 31, 2025, we had entered into operating leases that have not commenced with future minimum lease payments of $689 million, that have not been recognized on our consolidated balance sheets. These leases have non-cancellable lease terms of 1 to 10 years.
12.    Supplemental Financial Information
Supplemental Disclosure of Cash Flow Information

(in millions)	2025	2024	2023
Supplemental disclosure of cash-flow information
Cash paid for income taxes, net of refunds:
U.S. federal	$—	$81	$52
U.S. state and local	—	—	—
Foreign - Korea	168	51	55
Foreign - all other	9	6	3
Cash paid for income taxes, net of refunds	$177	$138	$110
Cash paid for interest	$65	$85	$31
Non-cash investing and financing activities
Increase in property and equipment-related accounts payable	$73	$81	$23
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown within the consolidated statements of cash flows.

	December 31,
(in millions)	2025	2024	2023
Current assets
Cash and cash equivalents	$6,318	$5,879	$5,243
Restricted cash	94	151	353
Noncurrent assets
Restricted cash included in long-term leasehold deposits and other	—	1	1
Total cash, cash equivalents and restricted cash	$6,412	$6,031	$5,597

Coupang, Inc.	2025 Form 10-K	84

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
Changes in the amount of supplier finance obligations were as follows:

(in millions)	2025	2024
Confirmed obligations outstanding, January 1	$443	$459
Invoices confirmed during the year	3,642	4,028
Confirmed invoices paid during the year	(3,610)	(3,985)
Foreign currency related changes	10	(59)
Confirmed obligations outstanding, December 31	$485	$443
13.    Short-Term Borrowings and Long-Term Debt
Short-Term Borrowings
Details of carrying amounts of short-term borrowings were as follows:

(in millions)	Interest rate as of December 31, 2025 (%)	Borrowing limit as of December 31, 2025	December 31, 2025	December 31, 2024
Maturity Date
January 2026 - November 2026	2.67% to 4.87%	$1,068	$963	$482
Revolving Credit Facility	(1)	1,500	—	—
Total principal short-term borrowings		$2,568	$963	$482
Less: unamortized discounts			(3)	(3)
Total short-term borrowings			$960	$479
Weighted-average interest rates			3.02%	3.07%
(1)Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable benchmark rate, including but not limited to Term Secured Overnight Financing Rate (“Term SOFR”), plus an applicable margin ranging from 0.75% to 1.25%.
Our short-term borrowings generally include lines of credit and loan facilities with financial institutions to be drawn upon for general operating purposes.
Revolving Credit Facility
In June 2025, we entered into a five-year revolving credit agreement (the “Revolving Credit Facility”), replacing our prior revolving credit and guaranty agreement entered into in February 2021, which was terminated in connection with the entry into the new Revolving Credit Facility. The Revolving Credit Facility provides for syndicated, unsecured revolving loans with a total borrowing capacity of up to $1.5 billion. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable benchmark rate, including but not limited to Term SOFR, plus an applicable margin ranging from 0.75% to 1.25%. The Revolving Credit Facility contains customary affirmative and negative covenants, including certain financial covenants. In July 2025, we borrowed $425 million under the Revolving Credit Facility primarily to finance the redemption of the syndicated term loans assumed by Surpique LP (the “Limited Partnership”) as part of the Farfetch Acquisition (“Farfetch Term Loans”). In December 2025, we repaid the $425 million outstanding balance on the Revolving Credit Facility. As of December 31, 2025, there was no balance outstanding on the Revolving Credit Facility.
Other Credit Facilities
During 2025, we entered into various unsecured borrowings under other revolving credit facilities, which are due in 2026. These credit facilities contain customary affirmative and negative covenants, including certain financial covenants. As of December 31, 2025, aggregate outstanding borrowings under all other credit facilities totaled $963 million with a weighted average interest rate of 3.02%.

Coupang, Inc.	2025 Form 10-K	85

Long-Term Debt
Details of carrying amounts of long-term debt were as follows:

(in millions)			December 31, 2025		December 31, 2024
Issue Date	Contractual Maturity Date	Fixed vs. Floating	Amount	Interest Rate (%)	Amount	Interest Rate (%)
Secured
November 2021	2026	Fixed	$—		$38	3.78
April 2023	2026	Fixed	—		156	6.76
March 2022	2027	Fixed	—		273	4.26
August 2024	2027	Fixed	114	4.90	111	4.90
Unsecured
Farfetch Term Loans	2027	Floating	—		493	11.57
November 2025	2027	Fixed	74	2.65	—
February 2025	2028	Fixed	23	4.18	—
September 2025	2028	Fixed	439	3.80	—
Total principal long-term debt			$650		$1,071
Less: current portion of long-term debt			—		(66)
Less: unamortized discounts			(2)		(17)
Total long-term debt			$648		$988
Term Loan Agreement
In September 2025, we entered into an unsecured three-year term loan agreement with aggregate borrowings of $439 million to refinance existing facility-backed secured loans maturing in April 2026 and March 2027. The term loan agreement contains customary affirmative and negative covenants and consists of two tranches with an average fixed interest rate of 3.80%.
Farfetch Term Loans
In 2025, we fully redeemed the $493 million of principal amount outstanding on the Farfetch Term Loans.
Our long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rates for similar types of borrowing arrangements.
We were in compliance with the financial covenants for each of our borrowings and debt agreements as of December 31, 2025.
Future contractual principal payments for long-term debt as of December 31, 2025 were as follows:

(in millions)	Long-term debt
2026	$—
2027	187
2028	463
2029	—
2030	—
Thereafter	—
Total	$650

Coupang, Inc.	2025 Form 10-K	86

14.    Commitments and Contingencies
Commitments
The following summarizes our minimum contractual commitments as of December 31, 2025:

(in millions)	Unconditional purchase obligations (unrecognized)	Long-term debt (including interest)	Operating leases	Total
2026	$580	$25	$721	$1,326
2027	513	211	683	1,407
2028	350	474	602	1,426
2029	344	—	515	859
2030	334	—	408	742
Thereafter	11	—	800	811
Total undiscounted payments	$2,132	$710	$3,729	$6,571
Less: lease imputed interest			(702)
Total lease commitments			$3,027
Unconditional purchase obligations include legally binding contracts with terms in excess of one year that are not reflected on the consolidated balance sheets. These contractual commitments primarily relate to the purchases of technology related services, fulfillment center construction contracts, content, and software licenses. For contracts with variable terms, we do not estimate the total obligation beyond any minimum pricing as of the reporting date.
Legal Matters
Unless otherwise noted, with respect to the matters described below that do not include an estimate of the amount of loss or range of possible loss, such losses or range of possible losses either cannot be estimated or are not individually material, but we believe there is a reasonable possibility that they may be material in the aggregate. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Litigation
On August 26, 2022, a putative class action was filed on behalf of all purchasers of Coupang Class A common stock pursuant and/or traceable to Coupang’s registration statement issued in connection with our initial public offering. New York City Public Pension Funds v. Coupang, Inc. et al., formerly Choi v. Coupang, Inc. et al. was brought against Coupang and certain of its former and current directors, current officers, and certain underwriters of the offering. The action was filed in the United States District Court for the Southern District of New York alleging inaccurate and misleading or omitted statements of material fact in Coupang's Registration Statement in violation of Sections 11, 12, and 15 of the Securities Act of 1933. The action was amended in May 2023, and added allegations of securities fraud under Sections 10 and 20 of the Exchange Act. The action seeks unspecified compensatory damages, attorneys’ fees, and reasonable costs and expenses. Between August and December 2023, three separate stockholders’ derivative actions were filed in the United States District Court for the Southern District of New York and in December 2024 and March 2025, derivative actions were filed in Delaware Chancery Court, in each case against certain of Coupang’s former and current directors and current officers. Coupang was named as a nominal defendant in the various derivative actions. Aside from the aforementioned actions, there have been additional Delaware Section 220 records inspection demands. These derivative actions and related demands purport to assert claims on behalf of Coupang and make substantially similar factual allegations to New York City Public Pension Funds v. Coupang, Inc. et al., bringing claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of securities laws. The actions seek compensatory damages, governance reforms, and other relief. On September 10, 2025, the Court dismissed New York City Public Pension Funds v. Coupang, Inc. et al. in its entirety without leave to amend. The plaintiffs filed a notice of appeal on October 10, 2025. We intend to continue to vigorously defend the claims and the appeal. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time. Accordingly, we can provide no assurances as to the scope and outcome of these matters and no assurances as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected. In February and March 2025, we received demands on our Board of Directors alleging claims similar to those in the class and derivative actions and demanding civil actions by the Board against certain current and former directors and officers. Those demands have been provided to the Board of Directors to evaluate.
In November 2025, Coupang became aware of a data incident involving unauthorized access to customer accounts by a former employee (the “Incident”). On January 6, 2026, a putative securities class action was filed against Coupang and certain of its officers and directors, as well as Coupang Corp., in the United States District Court for the Western District of Washington on behalf of persons who purchased or acquired shares of Coupang Class A common stock between May 7, 2025 and December 16,

Coupang, Inc.	2025 Form 10-K	87

2025. This action, Lee and Park v. Coupang, Inc., alleges false and misleading statements related to the Incident in violation of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 of the Exchange Act. The action seeks unspecified damages, attorney’s fees, and other costs and expenses. On January 6, 2026, a stockholder derivative action, Warga v. Bom Kim, et. al., was filed in the United States District Court for the Northern District of California. The derivative action, which is based on the Incident, was filed against Coupang’s directors and certain of its officers, and against Coupang as a nominal defendant. It asserts claims for breach of fiduciary duty and violations of securities laws and seeks various remedies, including damages and improvements to governance and procedures. On February 6, 2026, a putative class action was filed in the United States District Court for the Eastern District of New York. This action, Lee and Park, v. Coupang, Inc. and Bom Kim, was also based on the Incident but alleges negligence, unjust enrichment, and violations of New York law on the part of Coupang and Mr. Kim related to allegedly being responsible for and overseeing data security for Coupang. The action seeks damages for all U.S. and Korean residents whose data was compromised. A reasonable estimate of the amount of any possible loss or range of loss resulting from the putative class actions or the stockholder derivative action cannot be made at this time. Accordingly, we can provide no assurances as to the scope and outcome of these matters and no assurances as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected. We intend to vigorously defend against these related actions. On January 29, 2026, Coupang also received a Board demand based on the Incident. This demand is currently being evaluated.
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
In August 2024, Coupang Corp. and CPLB received the KFTC’s formal written decision, and in September 2024, Coupang Corp. and CPLB appealed such decision. That appeal is pending. Hearings of the administrative litigation action were held in November 2024, March 2025, June 2025, July 2025, September 2025, and November 2025, and a seventh hearing is scheduled for February 2026. Coupang Corp. and CPLB also filed a preliminary injunction with the Seoul High Court to stay the fine and corrective orders during the pendency of the appeal. In October 2024, the Seoul High Court granted Coupang Corp.’s and CPLB’s request for suspension of the KFTC’s corrective orders, but dismissed the request for a stay of the KFTC’s administrative fine. The KFTC subsequently appealed the Seoul High Court’s decision to grant a suspension of the corrective orders and in February 2025, the Supreme Court of Korea dismissed the KFTC’s appeal. In November 2024, in response to the KFTC’s criminal referral, the Seoul Eastern District Prosecutors’ Office initiated a criminal investigation into Coupang Corp. and CPLB. The Seoul Eastern District Prosecutors’ Office issued an indictment dated May 1, 2025, on the same underlying facts as the administrative case. The criminal trial proceedings have begun at the Seoul Eastern District Court. Hearings for the criminal trial proceedings occurred in October 2025, and December 2025, and the next hearing is set for March 2026. The maximum penalty under the indictment is a fine of approximately $200,000. We intend to vigorously defend against these charges in court.
In September 2024, the KFTC began an investigation of Coupang Corp. related to potential violations of Korea’s Fair Trade Act concerning the bundling Eats benefits with the WOW membership. The KFTC issued an examiner’s report in October 2025 arguing that such bundling is impermissible under the Fair Trade Act. In the event Coupang is ultimately found to have acted in violation of the law, a fine could be imposed and Coupang may be required to separate the Eats benefit of the WOW membership and customers would need to purchase this benefit separately. Coupang is preparing its response to the examiner’s report and a hearing has not yet been scheduled.
The KFTC and other regulators are also investigating Coupang Corp. and its subsidiaries on other matters. We are diligently cooperating with these investigations and actively defending our practices as appropriate.

Under Korean law, if violations are identified in the investigations, these can be resolved through civil, administrative, or criminal proceedings. The ultimate case resolution could include fines, orders to alter our processes or procedures, and criminal investigations or charges against individuals or us. We cannot reasonably estimate any penalties, loss or range of loss that may arise from these investigations. Accordingly, we can provide no assurance as to the scope and outcome of these matters and no assurance as to whether our business, financial position, results of operations, or cash flows will not be materially adversely affected.
Data Incident
In connection with the Incident, Coupang is continuing its investigation and has engaged external forensic experts to assist with the investigation. Korean regulators have also initiated ongoing investigations with which Coupang is fully cooperating.
We believe that the Incident has increased and may further increase the Korean government’s focus on our business and could result in additional inquiries, enforcement actions, and litigation. Investigations by Korean authorities into the Incident have resulted

Coupang, Inc.	2025 Form 10-K	88

in criminal complaints against certain of our current and former executives and employees. While one or more regulators may potentially impose financial penalties or take other actions, at this time we cannot determine the outcome of any inquiries, enforcement actions, or litigation, or reasonably estimate any amount of losses or range of losses that may result from such actions. We can provide no assurance as to the scope and outcome of these matters relating to the Incident and no assurance as to whether our business, financial position, results of operations, or cash flows will not be materially adversely affected.
15.    Stockholders' Equity
Our certificate of incorporation provides for two classes of common stock, and authorizes shares of undesignated preferred stock, the rights, preferences, and privileges of which may be designated from time to time by our Board of Directors. Our authorized capital stock consists of 10 billion shares of Class A common stock, par value $0.0001 per share; 250 million shares of Class B common stock, par value $0.0001 per share; and 2 billion shares of undesignated preferred stock, par value $0.0001 per share. No preferred stock was issued and outstanding as of December 31, 2025 and 2024.
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
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on our defined severance benefits. As of December 31, 2025 and 2024, the ending balance in accumulated other comprehensive income (loss) related to foreign currency translation adjustments was $(297) million and $(309) million, respectively, and the amount related to actuarial losses on defined severance benefits was $(84) million and $(95) million, respectively.
Stock Repurchase
In April 2024, we repurchased 10 million shares of our Class A common stock for $178 million in a private transaction.
In May 2025, our Board of Directors authorized a stock repurchase program for up to $1 billion of our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means in accordance with applicable securities laws and other restrictions. The program has no expiration date, and we are not obligated to repurchase any portion of our total authorization. During 2025, we repurchased 8.8 million shares of Class A common stock for an aggregate amount of $243 million.
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

(in millions)	Estimated Fair Value
Farfetch Term Loan repayment	$58
Bridge Loan contribution	150
Total purchase consideration	$208

Coupang, Inc.	2025 Form 10-K	89

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
The identifiable intangible assets acquired were as follows:

(in millions, except years)	Weighted Average Useful Life	Estimated Fair Value
Brand trademarks	5 years	$130
Customer relationships	5 years	34
Supplier relationships	15 years	61
Developed technology	3 years	38
Brand licenses	8 years	62
Total intangible assets		$325
The results of Farfetch included in our consolidated statement of operations since the closing of the acquisition were as follows:

(in millions)	2024
Total net revenues	$1,658
Net loss	$(352)
Acquisition-related costs were recorded as operating expenses for 2024 and were not material.
Supplemental Pro Forma Information (Unaudited)
The following financial information presents our results as if the acquisition of Farfetch had occurred on January 1, 2023:

(in millions)	2024	2023
Pro Forma Information
Total net revenues	$30,455	$26,712
Net (loss) income	$(20)	$965

Coupang, Inc.	2025 Form 10-K	90

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
On April 7, 2025, we entered into a Master Transaction Agreement (the “Agreement”) with Greenoaks resulting in the indirect acquisition of the Limited Partnership partner units representing all of Greenoaks’ equity interest in the Limited Partnership, and all rights and obligations associated with such limited partner units. Concurrently with the execution of the Agreement, we paid to Greenoaks consideration with a fair value of $122 million consisting of a $14 million cash payment and the issuance of 5,465,099 shares of our Class A common stock with a fair value of $108 million based on the closing market price of $19.76 per share on the acquisition date. The Limited Partnership is included in Coupang’s consolidated operating results through the acquisition date.
Mr. Neil Mehta, a member of Coupang’s Board of Directors, has served as a Managing Partner of Greenoaks since April 2012. Greenoaks and certain funds and accounts to which Greenoaks serves as the investment adviser and related persons or entities, including Mr. Mehta, have ownership interests in our Class A common stock.
In February 2025, we acquired the remaining 40% of the Palm Angels brand (“Palm Angels”) not owned by New Guards Group Holdings S.p.A. (“New Guards”), a subsidiary acquired in the Farfetch Acquisition, and subsequently sold the rights to Palm Angels, as part of our Farfetch restructuring actions.

Coupang, Inc.	2025 Form 10-K	91

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2025, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were evaluated, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025 based on the criteria in Internal Control – Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.
Previously Reported Material Weakness No Longer Exists
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Farfetch Limited disclosed the existence of material weaknesses in its internal control over financial reporting in Item 15 of its Annual Report on Form 20-F for the year ended December 31, 2022. The unremediated material weakness identified and disclosed by Farfetch Limited preceded the Farfetch Acquisition and related to the operating effectiveness of certain business process and information technology controls in the New Guards business. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, in accordance with the interpretive guidance issued by the SEC staff, management excluded Farfetch from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by Coupang in a purchase business combination during the fiscal year ended December 31, 2024. While we did not include Farfetch in our assessment of internal control over financial reporting as of December 31, 2024, we determined the material weakness previously disclosed by Farfetch Limited was not fully remediated as of December 31, 2024 and, based on our preliminary assessment, could result in a material misstatement of our annual or interim consolidated financial statements that will not be prevented or detected on a timely basis.
As a result of the completed business restructuring and divestiture activities related to the New Guards business, and upon further review and assessment of the impact of Farfetch on Coupang’s internal control over financial reporting, we now believe that it is not reasonably possible for the material weakness previously disclosed by Farfetch Limited to result in a material misstatement such that the combination of deficiencies previously identified is not a material weakness.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Coupang, Inc.	2025 Form 10-K	92

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

Item 9B. Other Information
b) Trading Plans
During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Coupang, Inc.	2025 Form 10-K	93

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item, including the names and biographies of our Directors and Executive Officers and information about our Audit Committee, Code of Business Conduct and Ethics, and Insider Trading Policy, is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Our Code of Business Conduct and Ethics is available on our investor relations website under the heading “Governance—Documents and Charters” at https://ir.aboutcoupang.com. To the extent permissible under applicable rules, we intend to disclose amendments to our Code of Business Conduct and Ethics, as well as waivers, including any implicit waiver, from a provision of the code to our executive officers or directors, on our investor relations website under the heading “Governance” at https://ir.aboutcoupang.com.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Samil PricewaterhouseCoopers, Seoul, Republic of Korea (PCAOB ID: 1103).
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Coupang, Inc.	2025 Form 10-K	94

PART IV

Item 15. Exhibits and Financial Statement Schedules
a) Documents filed as part of this report:
1) Financial Statements (Item 8);
2) Financial Statement Schedules. Financial Statement Schedules of the Company, as required for 2025, 2024, and 2023, consist of Schedule I - Condensed Financial Information of Coupang, Inc. Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto.

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40115	3.1	November 12, 2021
3.2	Amended and Restated Bylaws of the Registrant.		8-K	001-40115	3.1	June 27, 2024
4.1	Sixth Amended and Restated Registration Rights Agreement, by and among the Registrant and certain of its stockholders, dated December 21, 2018.		S-1	333-253030	4.1	February 12, 2021
4.2	Description of Securities.		10-K	001-40115	4.2	March 3, 2022
10.1+	Coupang, LLC Third Amended and Restated 2011 Equity Incentive Plan, as amended, and related form agreements.		S-8	333-254117	99.1	March 11, 2021
10.2+	Coupang, Inc. 2021 Equity Incentive Plan.		10-K	001-40115	10.5	March 1, 2023
10.3+	Form of RSU Award Notice & Agreement for Executives.		10-Q	001-40115	10.2	May 12, 2022
10.4+	Form of PSU Award Notice & Agreement for Executives.		10-Q	001-40115	10.3	May 12, 2022
10.5+	Form of Annual RSU Award Notice & Agreement for Non-Employee Directors.		10-Q	001-40115	10.1	August 11, 2022
10.6+	Form of RSU Award Notice & Agreement for Executives (as amended and restated 2025).		10-Q	001-40115	10.2	August 5, 2025
10.7+	Form of PSU Award Notice & Agreement for Executives (as amended and restated 2025).		10-Q	001-40115	10.3	August 5, 2025
10.8+	Form of Annual RSU Award Notice & Agreement for Non-Employee Directors (as amended and restated 2025).		10-Q	001-40115	10.4	August 5, 2025
10.9+	Non-Employee Director Compensation Policy.		10-K	001-40115	10.6	February 25, 2025
10.10+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.		S-1	333-253030	10.3	February 12, 2021
10.11+	Employment Agreement, by and between the Registrant and Bom Kim.		10-Q	001-40115	10.6	May 13, 2021
10.12+	Employment Agreement, by and between the Registrant and Gaurav Anand.		10-Q	001-40115	10.7	May 13, 2021
10.13+	Letter of Reassignment, dated October 31, 2025, among the Registrant, Gaurav Anand, and Coupang Asia Holdings Pte. Ltd.	X
10.14+	Second Amended and Restated Employment Agreement, by and between the Registrant and Hanseung Kang.		10-K	001-40115	10.10	February 25, 2025

Coupang, Inc.	2025 Form 10-K	95

10.15+	Separation Agreement and Release, dated May 25, 2025, by and between the Registrant and Hanseung Kang.		10-Q	001-40115	10.6	August 5, 2025
10.16+	Executive Employment Agreement, effective as of June 1, 2025, by and between the Registrant and Hanseung Kang.		10-Q	001-40115	10.5	August 5, 2025
10.17+	Additional Benefits Letter dated May 28, 2025 for Hanseung Kang.		10-Q	001-40115	10.6	November 4, 2025
10.18+	Letter of Interim Assignment dated May 28, 2025 between Coupang, Inc., Coupang Corp., and Hanseung Kang.		10-Q	001-40115	10.7	November 4, 2025
10.19+	Additional Benefits Letter dated August 14, 2025 for Hanseung Kan.		10-Q	001-40115	10.5	November 4, 2025
10.20+	Employment Agreement, by and between the Registrant and Harold Rogers.		10-Q	001-40115	10.11	May 13, 2021
10.21+	Employment Agreement, by and between the Registrant and Pranam Kolari.		10-K	001-40115	10.9	February 28, 2024
10.22+	Separation Agreement, dated October 20, 2025, by and between the Registrant and Pranam Kolari.	X
10.23+	Second Amended and Restated Executive Severance Policy.		10-Q	001-40115	10.1	November 6, 2024
10.24	Sale and Purchase Agreement by and between Farfetch Holdings PLC, The Administrators, and Surpique Acquisition Limited dated as of January 30, 2024.		10-K	001-40115	10.21	February 28, 2024
10.25	Credit Agreement, dated as of June 2, 2025, by and among Coupang, Inc., the subsidiary guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.		8-K	001-40115	10.1	June 5, 2025
10.26	First Amendment to Credit Agreement, dated as of August 19, 2025, by and among Coupang, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.		10-Q	001-40115	10.4	November 4, 2025
19.1	Coupang Insider Trading Policy	X
21.1	List of Significant Subsidiaries of the Registrant.	X
23.1	Consent of Samil PricewaterhouseCoopers, independent registered public accounting firm.	X
31.1	Chief Executive Officer Section 302 Certification	X
31.2	Chief Financial Officer Section 302 Certification	X
32.1*	Chief Executive Officer Section 906 Certification	X
32.2*	Chief Financial Officer Section 906 Certification	X
97.0	Coupang, Inc. Compensation Recoupment (Clawback) Policy		10-K	001-40115	97.0	February 28, 2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

Coupang, Inc.	2025 Form 10-K	96

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan, contract, or arrangement.
*
The certifications attached as Exhibit 32.1 and 32.2 that accompany this Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Coupang, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

Coupang, Inc.	2025 Form 10-K	97

COUPANG, INC.
Schedule I - Condensed Financial Information of Parent (COUPANG, INC.)
Condensed Statements of Operations and Comprehensive Income/(Loss)

(in millions)	2025	2024	2023
Management service fee revenues	$6	$20	$18

Operating cost and expenses	(579)	(558)	(400)
Interest expense	(12)	(2)	(2)
Other income, net	64	63	84
Loss before equity in earnings of subsidiaries	(521)	(477)	(300)

Equity in earnings of subsidiaries	661	722	1,783

Income before taxes	140	245	1,483

Income tax (benefit) expense	(68)	91	123

Net income	$208	$154	$1,360

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	14	(353)	(2)
Actuarial gain (loss) on defined severance benefits, net of tax	11	(34)	(18)
Total other comprehensive income (loss)	25	(387)	(20)
Comprehensive income (loss)	$233	$(233)	$1,340
See accompanying notes to condensed financial statements.

Coupang, Inc.	2025 Form 10-K	98

COUPANG, INC.
Schedule I - Condensed Financial Information of Parent (COUPANG, INC.)
Condensed Balance Sheets

(in millions)	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$709	$1,016
Other current assets	456	66
Total current assets	1,165	1,082

Other assets	79	12
Investment in subsidiaries	3,426	3,058
Total assets	$4,670	$4,152

Liabilities and stockholders' equity
Other current liabilities	$47	$49

Stockholders' equity
Common stock	—	—
Additional paid-in capital	9,025	8,736
Accumulated other comprehensive loss	(381)	(404)
Accumulated deficit	(4,021)	(4,229)
Total stockholders' equity	4,623	4,103
Total liabilities and stockholders' equity	$4,670	$4,152
See accompanying notes to condensed financial statements.

Coupang, Inc.	2025 Form 10-K	99

COUPANG, INC.
Schedule I - Condensed Financial Information of Parent (COUPANG, INC.)
Condensed Statements of Cash Flows

(in millions)	2025	2024	2023
Operating activities
Net cash (used in) provided by operating activities	$(65)	$(126)	$95

Investing activities
Capital contribution to subsidiaries	(802)	(349)	(121)
Return of capital contribution from subsidiaries	1,168	90	61
Increase of short-term loans	(393)	(95)	(25)
Decrease of short-term loans	30	—	—
Purchases of held-to-maturity securities	(33)	—	—
Proceeds from maturity of held-to-maturity securities	33	—	—
Other investing activities	(4)	—	—
Net cash used in investing activities	(1)	(354)	(85)

Financing activities
Repurchase of Class A common stock	(243)	(178)	—
Proceeds from issuance of common stock, equity-based compensation plan	5	4	9
Proceeds from short-term borrowings	425	—	—
Repayment of short-term borrowings	(425)	—	—
Other financing activities	(3)	(1)	—
Net cash (used in) provided by financing activities	(241)	(175)	9

Cash and cash equivalents
Net (decrease) increase in cash and cash equivalents	(307)	(655)	19
Cash and cash equivalents as of beginning of the period	1,016	1,671	1,652
Cash and cash equivalents as of end of the period	$709	$1,016	$1,671
See accompanying notes to condensed financial statements.

Coupang, Inc.	2025 Form 10-K	100

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
2.Debt
The Parent has a $1.5 billion unsecured credit facility (the “Revolving Credit Facility”) as further described in Note 13 — "Short-Term Borrowings and Long-Term Debt" which was amended to extend the term to February 2026. As of December 31, 2025, there was no balance outstanding on the Revolving Credit Facility.

Coupang, Inc.	2025 Form 10-K	101

Item 16. Form 10-K Summary
None.

Coupang, Inc.	2025 Form 10-K	102

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COUPANG, INC.

By:	/s/ Bom Kim
Bom Kim
Chief Executive Officer and Chairman of the Board
Dated: February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bom Kim	Chief Executive Officer and Chairman of the Board	February 26, 2026
Bom Kim	(Principal Executive Officer)

/s/ Gaurav Anand	Chief Financial Officer	February 26, 2026
Gaurav Anand	(Principal Financial Officer)

/s/ Jonathan Lee	Chief Accounting Officer	February 26, 2026
Jonathan Lee	(Principal Accounting Officer)

/s/ Jason Child	Director	February 26, 2026
Jason Child

/s/ Pedro Franceschi	Director	February 26, 2026
Pedro Franceschi

/s/ Neil Mehta	Director	February 26, 2026
Neil Mehta

/s/ Asha Sharma	Director	February 26, 2026
Asha Sharma

/s/ Benjamin Sun	Director	February 26, 2026
Benjamin Sun

/s/ Ambereen Toubassy	Director	February 26, 2026
Ambereen Toubassy

/s/ Kevin Warsh	Director	February 26, 2026
Kevin Warsh

Coupang, Inc.	2025 Form 10-K	103