Form 10-Q
period 2026-03-31
Coupang, Inc.
filed 2026-05-05
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, there were 1,637,261,211 shares of the registrant’s Class A common stock and 157,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2026

Coupang, Inc.	Q1 2026 Form 10-Q	1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “toward,” “goal,” “objective,” “seek,” “strategy,” “future,” “opportunity,” “runway,” “trajectory,” “restore,” “will,” or “would,” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding, and potential fluctuations in, our future operating and financial performance including our ability to maintain profitability and achieve long-term and future profitability;
•our ability to successfully execute our business and growth strategy;
•the continued growth of the retail market, changes in consumer preferences and spending patterns, and the increased acceptance of online and app-based transactions by potential customers;
•the size of our addressable market segments, market share, and market trends;
•the nature and scope of any cybersecurity or data incidents (including the data incident discussed in Item 1C. “Cybersecurity” of our Form 10-K) and the impact of such incidents on us, our customers, operations, relationships with governmental authorities, and financial results;
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
•the impact of world events such as natural disasters, acts of war or geopolitical conflicts (including the ongoing conflict in the Middle East), terrorism or disease outbreaks;
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
•the outcomes of any claims, litigation, governmental audits, inspections, and investigations; and
•the other factors set forth in Part I, Item 1A, under the caption “Risk Factors,” of our 2025 Form 10-K.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-Q.

Coupang, Inc.	Q1 2026 Form 10-Q	2

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in Part I, Item 1A, under the section titled “Risk Factors,” of our 2025 Form 10-K and elsewhere in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
Company Website
Investors and others should note that we may announce material business and financial information using our investor relations website (https://ir.aboutcoupang.com) and through https://news.coupang.com, our filings with the SEC, webcasts, press releases (including those on our investor relations website and https://news.coupang.com), and conference calls. We use these mediums to communicate with investors and the general public about our company, our products, and other matters. It is possible that the information that we make available on our investor relations website, https://news.coupang.com, may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our investor relations website, https://news.coupang.com. Notwithstanding the foregoing, the information contained on our investor relations website, https://news.coupang.com, as referenced in this paragraph are not incorporated by reference into this Form 10-Q or any other report or document we file with the SEC.
Any updates to the list of disclosure channels through which we will announce information will be posted on our investor relations website or https://news.coupang.com.
Except where expressly noted or the context otherwise requires, all references in this Form 10-Q to “Coupang, Inc.,” “Coupang,” “the Company,” “our Company,” “we,” “us,” and “our” are to the Delaware corporation named “Coupang, Inc.” and, where appropriate, its subsidiaries.
We have defined certain terms and abbreviations used throughout our Form 10-Q in the "Glossary."

Coupang, Inc.	Q1 2026 Form 10-Q	3

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Net retail sales	$6,476	$6,088
Net other revenue	2,028	1,820
Total net revenues	8,504	7,908

Cost of sales	6,207	5,592
Operating, general and administrative	2,539	2,162
Total operating cost and expenses	8,746	7,754

Operating (loss) income	(242)	154

Interest income	44	49
Interest expense	(13)	(23)
Other (expense) income, net	(44)	36
(Loss) income before income taxes	(255)	216

Income tax expense	11	102

Net (loss) income	$(266)	$114
Net income attributable to noncontrolling interests	—	7
Net (loss) income attributable to Coupang stockholders	$(266)	$107

Earnings per share
Basic	$(0.15)	$0.06
Diluted	$(0.15)	$0.06
Weighted-average shares outstanding
Basic	1,825	1,806
Diluted	1,825	1,840
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2026 Form 10-Q	4

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Net (loss) income	$(266)	$114

Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(160)	(5)
Actuarial gain on defined severance benefits, net of tax	1	2
Total other comprehensive loss	(159)	(3)

Comprehensive (loss) income	(425)	111
Comprehensive income attributable to noncontrolling interests	—	4
Comprehensive (loss) income attributable to Coupang stockholders	$(425)	$107
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2026 Form 10-Q	5

COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$6,301	$6,318
Restricted cash	90	94
Accounts receivable, net	351	363
Inventories	2,037	2,256
Prepaids and other current assets	584	660
Total current assets	9,363	9,691

Property and equipment, net	3,632	3,722
Operating lease right-of-use assets	2,844	2,765
Intangible assets, net	178	190
Deferred tax assets	597	596
Long-term lease deposits and other	785	823
Total assets	$17,399	$17,787

Liabilities and equity
Accounts payable	$5,965	$6,298
Accrued expenses	406	515
Deferred revenue	183	188
Short-term borrowings	1,672	960
Current portion of long-term operating lease obligations	557	545
Other current liabilities	840	851
Total current liabilities	9,623	9,357

Long-term debt	617	648
Long-term operating lease obligations	2,550	2,482
Defined severance benefits and other	679	677
Total liabilities	13,469	13,164

Commitments and contingencies (Note 10)

Equity
Common stock	—	—
Class A — shares authorized 10,000, outstanding 1,651 and 1,665 Class B — shares authorized 250, outstanding 158 and 158
Additional paid-in capital	8,757	9,025
Accumulated other comprehensive loss	(540)	(381)
Accumulated deficit	(4,287)	(4,021)
Total equity	3,930	4,623
Total liabilities and equity	$17,399	$17,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2026 Form 10-Q	6

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(unaudited)

	Redeemable Noncontrolling Interests	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2024	$75	1,801	$—	$8,736	$(404)	$(4,229)	$(1)	$4,102
Net income	4	—	—	—	—	107	3	110
Foreign currency translation adjustments, net of tax	(3)	—	—	—	(2)	—	—	(2)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	2	—	—	2
Issuance of common stock upon settlement of restricted stock units	—	6	—	—	—	—	—	—
Re-measurement of noncontrolling interest	3	—	—	(3)	—	—	—	(3)
Equity-based compensation	—	—	—	121	—	—	—	121
Acquisition of noncontrolling interest	(51)	—	—	44	—	—	—	44
Dividends paid to noncontrolling interest	(4)	—	—	—	—	—	—	—
Balance as of March 31, 2025	$24	1,807	$—	$8,898	$(404)	$(4,122)	$2	$4,374

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
(in millions)	Shares	Amount
Balance as of December 31, 2025	1,823	$—	$9,025	$(381)	$(4,021)	$4,623
Net loss	—	—	—	—	(266)	(266)
Foreign currency translation adjustments, net of tax	—	—	—	(160)	—	(160)
Actuarial gain on defined severance benefits, net of tax	—	—	—	1	—	1
Issuance of common stock upon exercise of stock options	—	—	1	—	—	1
Issuance of common stock upon settlement of restricted stock units	6	—	—	—	—	—
Repurchase of Class A common stock	(20)	—	(391)	—	—	(391)
Equity-based compensation	—	—	122	—	—	122
Balance as of March 31, 2026	1,809	$—	$8,757	$(540)	$(4,287)	$3,930
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2026 Form 10-Q	7

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Operating activities
Net (loss) income	$(266)	$114
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	143	122
Provision for severance benefits	67	56
Equity-based compensation	122	121
Non-cash operating lease expense	143	116
Deferred income taxes	(28)	11
Other	98	1
Change in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(8)	(80)
Inventories	128	(18)
Other assets	(41)	(111)
Accounts payable	53	111
Accrued expenses	(97)	(93)
Other liabilities	(130)	4
Net cash provided by operating activities	184	354

Investing activities
Purchases of property and equipment	(296)	(239)
Proceeds from sale of property and equipment	2	1
Other investing activities	(8)	25
Net cash used in investing activities	(302)	(213)

Financing activities
Proceeds from issuance of common stock, equity-based compensation plan	1	—
Repurchase of Class A common stock	(391)	—
Proceeds from short-term borrowings and long-term debt	1,936	295
Repayment of short-term borrowings and long-term debt	(1,198)	(267)
Other financing activities	—	(12)
Net cash provided by financing activities	348	16
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(251)	12
Net (decrease) increase in cash and cash equivalents and restricted cash	(21)	169
Cash and cash equivalents and restricted cash, as of beginning of period	6,412	6,031
Cash and cash equivalents and restricted cash, as of end of period	$6,391	$6,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q1 2026 Form 10-Q	8

COUPANG, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.     Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Coupang (collectively, “we,” “us,” or “our”) have been prepared in accordance with U.S. GAAP and applicable rules and regulations of SEC regarding interim financial reporting. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.
The unaudited interim financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for fair statement of the results of the interim period. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2025 Form 10-K.
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
2.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Net retail sales	$6,476	$6,088
Third-party merchant services	1,767	1,562
Other revenue	261	258
Total net revenues	$8,504	$7,908
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
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in “Deferred revenue” on the condensed consolidated balance sheets. We recognized revenue of $170 million and $136 million for the three months ended March 31, 2026 and 2025, respectively, which were included in “Deferred revenue” on the consolidated balance sheets as of the beginning of the respective years.

Coupang, Inc.	Q1 2026 Form 10-Q	9

3.    Segment Reporting
We own and operate a retail business that primarily serves the Korean retail market along with other international markets. The CODM is our CEO. We have two operating and reportable segments: Product Commerce and Developing Offerings. These segments are based on how the CODM manages the business, allocates resources, makes operating decisions and evaluates operating performance.
Product Commerce primarily includes our core Korean retail (owned inventory) and marketplace offerings (third-party merchants) and Rocket Fresh, as well as advertising products associated with these offerings. Revenues from Product Commerce are derived primarily from online product sales of owned inventory to customers in Korea, commissions and logistics and fulfillment fees from merchants that sell products through our mobile application and website, and from our Korean WOW membership program.
Developing Offerings includes our more nascent offerings and services, including Eats, Rocket Now, Play, fintech, our retail operations in Taiwan, as well as advertising products associated with these offerings, and also includes Farfetch. Revenues from Developing Offerings are primarily generated from Farfetch, Eats, and retail operations in Taiwan.
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

Coupang, Inc.	Q1 2026 Form 10-Q	10

Reportable segment financial information is as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Net revenues
Product Commerce	$7,176	$6,870
Developing Offerings	1,328	1,038
Total net revenues	$8,504	$7,908
Cost of sales
Product Commerce	$5,002	$4,719
Developing Offerings	1,205	873
Total cost of sales	$6,207	$5,592
Gross profit
Product Commerce	$2,174	$2,151
Developing Offerings	123	165
Total gross profit	$2,297	$2,316
Other segment items (1)
Product Commerce	$1,816	$1,601
Developing Offerings	452	333
Total other segment items	$2,268	$1,934
Segment adjusted EBITDA
Product Commerce	$358	$550
Developing Offerings	(329)	(168)
Total segment adjusted EBITDA	$29	$382
(1)Other segment items relate to operating, general and administrative expense, excluding depreciation and amortization, equity-based compensation expense, impairments and other items that we do not believe are reflective of our ongoing operations. The CODM does not regularly review disaggregated expense information included within “Other segment Items” for any individual segment.
Reconciliations of segment profit or loss:

	Three Months Ended March 31,
(in millions)	2026	2025
Total gross profit	$2,297	$2,316
Operating, general and administrative	(2,539)	(2,162)
Interest expense	(13)	(23)
Interest income	44	49
Other (expense) income, net	(44)	36
(Loss) income before income taxes	$(255)	$216

	Three Months Ended March 31,
(in millions)	2026	2025
Total segment adjusted EBITDA	$29	$382
Depreciation and amortization	(143)	(122)
Equity-based compensation	(128)	(121)
Acquisition and restructuring related gains, net	—	15
Interest expense	(13)	(23)
Interest income	44	49
Other (expense) income, net	(44)	36
(Loss) income before income taxes	$(255)	$216
Note: Amounts may not foot due to rounding.

Coupang, Inc.	Q1 2026 Form 10-Q	11

4.    Defined Severance Benefits
Net periodic benefit costs consist of the following:

	Three Months Ended March 31,
(in millions)	2026	2025
Current service costs	$60	$50
Interest cost	6	4
Amortization of:
Net actuarial loss	1	2
Net periodic benefit cost	$67	$56
5.    Income Taxes
Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. No income tax benefit was accrued for certain jurisdictions where we anticipate incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance. Our resulting effective tax rate differs from the applicable statutory rate, primarily due to tax credits, U.S. taxes on foreign earnings such as the inclusion of the GILTI provisions, the valuation allowance against deferred tax assets in loss making jurisdictions, and other permanent differences.
Our tax provision for income taxes for the three months ended March 31, 2026 was unfavorably impacted by losses before income taxes in certain jurisdictions for which we receive no tax benefit, resulting in a negative effective tax rate.
The realization of our deferred tax assets primarily depends on the generation of future taxable income. Based on our current assessment, it is possible that our future results of operations in the U.S. could result in the need to record an additional valuation allowance against our U.S. deferred tax assets within the next 12 months. We continue to monitor the realizability of our deferred tax assets on a quarterly basis and will adjust the valuation allowance in the period where evidence indicates that it is more likely than not that these assets will not be realized.
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
We have two classes of common stock outstanding, Class A common stock and Class B common stock, with equal rights to dividends and income. Earnings per share attributable to Coupang stockholders are therefore the same for Class A and Class B common stock, both on an individual and combined basis.

Coupang, Inc.	Q1 2026 Form 10-Q	12

The following table presents the calculation of basic and diluted earnings per share attributable to Coupang stockholders:

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Numerator:
Net (loss) income attributable to Coupang stockholders	$(266)	$107

Denominator:
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	1,825	1,806
Dilutive effect of equity compensation awards	—	34
Diluted	1,825	1,840

Earnings per share:
Basic	$(0.15)	$0.06
Diluted	$(0.15)	$0.06

Anti-dilutive shares	25	—
Note: Amounts may not foot due to rounding.
7.    Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported in one of the three levels reflecting the significant inputs used to determine fair value.
The following table summarizes our financial assets and financial liabilities that are measured at fair value on a recurring basis:

(in millions)	Classification	Measurement Level	March 31, 2026	December 31, 2025
Financial assets
Money market trust	Cash and cash equivalents	Level 1	$2,197	$2,262
Money market fund	Cash and cash equivalents	Level 1	$587	$548
Money market trust	Restricted cash	Level 1	$85	$90
8.    Supplemental Financial Information
Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
(in millions)	2026	2025
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$15	$12
Cash paid for the amount used to measure the operating lease liabilities	$178	$134
Operating lease assets obtained in exchange for lease obligations	$322	$290
Net increase to operating lease right-of-use assets resulting from remeasurements of lease obligations	$23	$118
Non-cash investing and financing activities
(Decrease) increase in property and equipment-related accounts payable	$(70)	$15
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown within the consolidated statements of cash flows:

(in millions)	March 31, 2026	December 31, 2025
Current assets
Cash and cash equivalents	$6,301	$6,318
Restricted cash	90	94
Total cash, cash equivalents, and restricted cash	$6,391	$6,412

Coupang, Inc.	Q1 2026 Form 10-Q	13

Supplier Financing Arrangements
Confirmed invoices owed to financial institutions under supplier financing arrangements were as follows:

(in millions)	March 31, 2026	December 31, 2025
Amounts included in accounts payable	$430	$485
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on our defined severance benefits. As of March 31, 2026 and December 31, 2025, the ending balance in accumulated other comprehensive income (loss) related to foreign currency translation adjustments was $(457) million and $(297) million, respectively, and the amount related to actuarial losses on defined severance benefits was $(83) million and $(84) million, respectively.
Stock Repurchase Program
In May 2025, our Board of Directors authorized a stock repurchase program for up to $1 billion of our outstanding shares of Class A common stock, and in May 2026, our Board of Directors authorized an additional increase of up to $1 billion under the stock repurchase program. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means in accordance with applicable securities laws and other restrictions. The program has no expiration date, and we are not obligated to repurchase any portion of our total authorization. During the three months ended March 31, 2026, we repurchased 20.4 million shares of Class A common stock for an aggregate amount of $391 million. As of March 31, 2026, we had $366 million remaining under the stock repurchase program.
9.    Short-term Borrowings and Long-term Debt
Short-term Borrowings
Revolving Credit Facility
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable benchmark rate, including but not limited to Term SOFR, plus an applicable margin ranging from 0.75% to 1.25%. The Revolving Credit Facility contains customary affirmative and negative covenants, including certain financial covenants. During the three months ended March 31, 2026, we borrowed $750 million under the Revolving Credit Facility for general operating purposes and $750 million was outstanding as of March 31, 2026 and is included in “Short-term borrowings”.
Other Credit Facilities
During the three months ended March 31, 2026, we entered into various unsecured borrowings under other revolving credit facilities, the majority of which are due in 2026. These credit facilities contain customary affirmative and negative covenants, including certain financial covenants. As of March 31, 2026, aggregate outstanding borrowings under all other credit facilities totaled $928 million with a weighted average interest rate of 3.01%.
Long-term Debt
Our long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rates for similar types of borrowing arrangements. The carrying amount of long-term debt approximates its fair value as of March 31, 2026 and December 31, 2025 due primarily to the interest rates approximating market interest rates.
We were in compliance with the financial covenants for each of our borrowings and debt agreements as of March 31, 2026.
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

Coupang, Inc.	Q1 2026 Form 10-Q	14

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
Litigation
On August 26, 2022, a putative class action was filed on behalf of all purchasers of Coupang Class A common stock pursuant and/or traceable to Coupang’s registration statement issued in connection with our initial public offering. New York City Public Pension Funds v. Coupang, Inc. et al., formerly Choi v. Coupang, Inc. et al. was brought against Coupang and certain of its former and current directors, current officers, and certain underwriters of the offering. The action was filed in the United States District Court for the Southern District of New York alleging inaccurate and misleading or omitted statements of material fact in Coupang's Registration Statement in violation of Sections 11, 12, and 15 of the Securities Act. The action was amended in May 2023, and added allegations of securities fraud under Sections 10 and 20 of the Exchange Act. The action seeks unspecified compensatory damages, attorneys’ fees, and reasonable costs and expenses. Between August and December 2023, three separate stockholders’ derivative actions were filed in the United States District Court for the Southern District of New York and in December 2024 and March 2025, derivative actions were filed in Delaware Chancery Court, in each case against certain of Coupang’s former and current directors and current officers. Coupang was named as a nominal defendant in the various derivative actions. Aside from the aforementioned actions, there have been additional Delaware Section 220 records inspection demands. These derivative actions and related demands purport to assert claims on behalf of Coupang and make substantially similar factual allegations to New York City Public Pension Funds v. Coupang, Inc. et al., bringing claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of securities laws. The actions seek compensatory damages, governance reforms, and other relief. On September 10, 2025, the Court dismissed New York City Public Pension Funds v. Coupang, Inc. et al. in its entirety without leave to amend. The plaintiffs filed a notice of appeal on October 10, 2025, and the appeal is awaiting the court’s decision. We intend to continue to vigorously defend the claims and the appeal. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time. Accordingly, we can provide no assurances as to the scope and outcome of these matters and no assurances as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected. In February and March 2025, we received demands on our Board of Directors alleging claims similar to those in the class and derivative actions and demanding civil actions by the Board against certain current and former directors and officers. Those demands have been provided to the Board of Directors to evaluate.
In November 2025, Coupang became aware of a data incident involving unauthorized access to customer accounts by a former employee (the “Incident”). On January 6, 2026, a putative securities class action was filed against Coupang and certain of its officers and directors, as well as Coupang Corp., in the United States District Court for the Western District of Washington on behalf of persons who purchased or acquired shares of Coupang Class A common stock between May 7, 2025 and December 16, 2025. This action, Lee and Park v. Coupang, Inc., alleges false and misleading statements related to the Incident in violation of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 of the Exchange Act. The action seeks unspecified damages, attorney’s fees, and other costs and expenses. On January 6, 2026, a stockholder derivative action, Warga v. Bom Kim, et. al., was filed in the United States District Court for the Northern District of California and on March 24, 2026, a derivative action, Wilson v. Coupang was filed in the Western District of Washington. The derivative actions, which are based on the Incident, were filed

Coupang, Inc.	Q1 2026 Form 10-Q	15

against Coupang’s directors and certain of its officers, and against Coupang as a nominal defendant. They assert claims for breach of fiduciary duty and violations of securities laws and seek various remedies, including damages and improvements to governance and procedures. On February 6, 2026, a putative class action was filed in the United States District Court for the Eastern District of New York. This action, Lee and Park, v. Coupang, Inc. and Bom Kim, was also based on the Incident but alleges negligence, unjust enrichment, and violations of New York law on the part of Coupang and Mr. Kim related to allegedly being responsible for and overseeing data security for Coupang. The action seeks damages for all U.S. and Korean residents whose data was compromised. A reasonable estimate of the amount of any possible loss or range of loss resulting from the putative class action or the stockholder derivative action cannot be made at this time. Accordingly, we can provide no assurances as to the scope and outcome of these matters and no assurances as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected. We intend to vigorously defend against these related actions. Aside from the aforementioned actions, there have been additional demands on our Board of Directors and a Delaware Section 220 records inspection demand based on the Incident. These demands are currently being evaluated.
Korean Fair Trade Commission Investigations
In June 2021, the KFTC initiated an investigation into a potential violation of the Monopoly Regulation and Fair Trade Act by two of our Korean subsidiaries, Coupang Corp. and CPLB, including certain alleged treatment of private labelled products provided by CPLB. In June 2024, the KFTC publicly announced that as a result of their investigation, they determined that Coupang Corp.’s product rankings disclosure violated Korean law (a regulatory finding subject to judicial review), and that they would impose an administrative fine on Coupang Corp., direct Coupang Corp. and CPLB to take certain related corrective actions, and refer the matter for criminal prosecution. In the second quarter of 2024, we accrued an administrative fine of approximately $121 million. Coupang Corp. will pay the administrative fine in six installments over two years and made the first payment in October 2024 and will make the last payment in June 2026.
In August 2024, Coupang Corp. and CPLB received the KFTC’s formal written decision, and in September 2024, Coupang Corp. and CPLB appealed such decision. That appeal is pending. Hearings of the administrative litigation action were held in November 2024, March 2025, June 2025, July 2025, September 2025, November 2025, April 2026, and an eighth hearing is scheduled for June 2026. Coupang Corp. and CPLB also filed a preliminary injunction with the Seoul High Court to stay the fine and corrective orders during the pendency of the appeal. In October 2024, the Seoul High Court granted Coupang Corp.’s and CPLB’s request for suspension of the KFTC’s corrective orders, but dismissed the request for a stay of the KFTC’s administrative fine. The KFTC subsequently appealed the Seoul High Court’s decision to grant a suspension of the corrective orders and in February 2025, the Supreme Court of Korea dismissed the KFTC’s appeal. In November 2024, in response to the KFTC’s criminal referral, the Seoul Eastern District Prosecutors’ Office initiated a criminal investigation into Coupang Corp. and CPLB. The Seoul Eastern District Prosecutors’ Office issued an indictment dated May 1, 2025, on the same underlying facts as the administrative case. The criminal trial proceedings have begun at the Seoul Eastern District Court. Hearings for the criminal trial proceedings occurred in October 2025, December 2025, March 2026, and the next hearing is set for May 2026. The maximum penalty under the indictment is a fine of approximately $200,000. We intend to vigorously defend against these charges in court.
In September 2024, the KFTC began an investigation of Coupang Corp. related to potential violations of Korea’s Fair Trade Act concerning the bundling Eats benefits with the WOW membership. The KFTC issued an examiner’s report in October 2025 arguing that such bundling is impermissible under the Fair Trade Act. In the event Coupang is ultimately found to have acted in violation of the law, a fine could be imposed and Coupang may be required to separate the Eats benefit of the WOW membership and customers would need to purchase this benefit separately. Coupang submitted its response to the examiner’s report and a hearing has not yet been scheduled.
The KFTC and other regulators are also investigating Coupang Corp. and its subsidiaries on other matters. In December 2025, the NTS commenced an audit of income tax and value added tax filings with respect to the 2021 to 2025 tax years, which is still open. We are diligently cooperating with these investigations and actively defending our practices as appropriate.
Under Korean law, if violations are identified in the investigations, these can be resolved through civil, administrative, or criminal proceedings. The ultimate case resolution could include fines, orders to alter our processes or procedures, and criminal investigations or charges against individuals or us. We cannot reasonably estimate any penalties, loss, or range of loss that may arise from these investigations. Accordingly, we can provide no assurance as to the scope and outcome of these matters and no assurance as to whether our business, financial position, results of operations, or cash flows will not be materially adversely affected.
Data Incident
In connection with the Incident, Coupang completed its investigation with the support of external forensic experts and shared the results of the investigation with Korean regulators. Korean regulators have also initiated ongoing investigations with which Coupang is fully cooperating.
We believe that the Incident has increased and may further increase the Korean government’s focus on our business and could result in additional inquiries, enforcement actions, and litigation. Investigations by Korean authorities into the Incident have resulted in criminal complaints against certain of our current and former executives and employees. While one or more regulators may

Coupang, Inc.	Q1 2026 Form 10-Q	16

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

Coupang, Inc.	Q1 2026 Form 10-Q	17

Glossary
We use terms throughout this Form 10-Q that are specific to Coupang or that are abbreviations that may not be commonly known or used. Below is a list of these terms used in this Form 10-Q and our 2025 Form 10-K.

Term	Definition
2021 Plan*	Our 2021 Equity Incentive Plan
AI	Artificial intelligence
ASU	Accounting Standards Update
Brand*	Our Coupang brand or our associated brands and marks
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CISO	Chief Information Security Officer
CODM	Chief Operating Decision Maker
common stock	Class A common stock and Class B common stock, collectively
Coupang*	Coupang, Inc. together with its consolidated subsidiaries
Coupang Corp.*	Our wholly-owned Korean subsidiary
CPLB*	Coupang Private Label Brands
Eats*	Our restaurant order and delivery services in Korea
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EFTA	Korea’s Electronic Financial Transactions Act
Exchange Act	Securities Exchange Act of 1934, as amended
Farfetch*	Our global luxury fashion marketplace
FASB	Financial Accounting Standards Board
FC Fire*	A fire extensively damaged our Deokpyeong fulfillment center in June 2021
FLC*	Our fulfillment and logistics by Coupang offering
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
GILTI	Global intangible low-taxed income
Incident*	A data incident involving unauthorized access to customer accounts that we became aware of in November 2025
IP	Intellectual property
KFTC	Korea Fair Trade Commission
Korea	Republic of Korea
KRW	Korean Won
LP	Limited Partnership
NOL	Net operating loss
NTS	Korea National Tax Service
NYSE	New York Stock Exchange
OECD	Organization for Economic Co-operation and Development
Pay*	Our digital financial services offering in Korea that provides our customers with convenient payment processing
PIPA	Korea’s Personal Information Protection Act
Play*	Our online content streaming service in Korea
Revolving Credit Facility*	Our five-year revolving credit agreement entered into in June 2025
Rocket Delivery*	Our free next-day delivery service
Rocket Fresh*	Our fresh grocery delivery services
Rocket Now*	Our restaurant order and delivery services in Japan
ROU	Right-of-use
RSU	Restricted stock unit
SEC	U.S. Securities and Exchange Commission
Serious Accidents Act	Korea’s Act on Punishment for Serious Accidents
Securities Act	Securities Act of 1933, as amended

Coupang, Inc.	Q1 2026 Form 10-Q	18

Term SOFR	Term secured overnight financing rate
U.S.	United States of America
USD	U.S. dollar
U.S. GAAP	Accounting principles generally accepted in the U.S.
_____________

*	Indicates company-specific terms

Coupang, Inc.	Q1 2026 Form 10-Q	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q, as well as our audited consolidated financial statements included in our 2025 Form 10-K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. As a result of many factors, including, without limitation, those factors set forth in the “Risk Factors” section of our 2025 Form 10-K and the “Risk Factors” section of subsequent Form 10-Qs, our actual results or timing of certain events could differ materially from the results or timing described in, or implied by, these forward-looking statements. In the following discussion and analysis, amounts may not foot due to rounding.
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
We believe that we are a preeminent retail destination because of our broad selection, low prices, and exceptional delivery and customer experience across our owned inventory selection as well as products offered by third-party merchants. Our unique end-to-end integrated fulfillment, logistics, and technology network enables Rocket Delivery, which provides free, next-day delivery for orders placed anytime of the day, even seconds before midnight—for millions of products across Korea and Taiwan. Our structural advantages from complete end-to-end integration, investments in technology, and scale economies generate higher efficiencies that allow us to pass savings to customers in the form of lower prices. The capabilities we have built provide us with opportunities to expand into other offerings and geographies.
Data Incident and Customer Compensation Program
In November 2025, Coupang became aware of the Incident. For additional information, see Part I, Item 1A. “Risk Factors,” Part I, Item 1C. “Cybersecurity,” and Note 14 — "Commitments and Contingencies" to the consolidated financial statements included in Part II, Item 8 of our 2025 Form 10-K.
In December 2025, Coupang Corp. announced a customer compensation program to issue approximately $1.2 billion worth of vouchers, beginning in January 2026, to customers who were notified of the Incident at the end of November 2025 that may be applied towards future Coupang purchases. These vouchers are reflected as reductions to the selling price and revenue recognized on each corresponding transaction as they are redeemed. Voucher redemption occurred primarily in the first quarter of 2026 and concluded in mid-April 2026.
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
Product Commerce primarily includes our core Korean retail (owned inventory) and marketplace offerings (third-party merchants) and Rocket Fresh, as well as advertising products associated with these offerings. Revenues from Product Commerce are derived primarily from online product sales of owned inventory to customers in Korea, commissions and logistics and fulfillment fees from merchants that sell products through our mobile application and website, and from our Korean WOW membership program.

Coupang, Inc.	Q1 2026 Form 10-Q	20

Developing Offerings includes more nascent offerings and services, including Eats, Rocket Now, Play, fintech, our retail operations in Taiwan, as well as advertising products associated with these offerings, and also includes Farfetch. Revenues from Developing Offerings are primarily generated from Farfetch, Eats, and retail operations in Taiwan.

Coupang, Inc.	Q1 2026 Form 10-Q	21

Key Financial and Operating Highlights:

(in millions)	Three Months Ended March 31,		% Change
	2026	2025
Total net revenues	$8,504	$7,908	8%
Total net revenues, constant currency(1)	$8,536		8%
Gross profit(2)	$2,297	$2,316	(1)%
Net (loss) income	$(266)	$114	NM(3)
Net (loss) income margin	(3.1)%	1.4%
Adjusted EBITDA(1)	$29	$382	(92)%
Adjusted EBITDA margin(1)	0.3%	4.8%
Net cash provided by operating activities	$184	$354	(48)%
Free cash flow(1)	$(110)	$116	NM(3)
Segment adjusted EBITDA:
Product Commerce	$358	$550	(35)%
Developing Offerings	$(329)	$(168)	96%

	Trailing Twelve Months Ended March 31,		% Change
(in millions)	2026	2025
Net cash provided by operating activities	$1,603	$2,028	(21)%
Free cash flow(1)	$301	$1,025	(71)%
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
(3)Non-meaningful.
Key Business Metrics

Three Months Ended
Net revenues per Product Commerce Active Customer	March 31,
2026	$300
2026 - constant currency	$303
2025	$294
Percentage change	2%
Percentage change - constant currency	3%

(in millions)	Three Months Ended
Product Commerce Active Customers	March 31,
2026	23.9
2025	23.4
Percentage change	2%
We experienced a lower growth rate in Product Commerce Active Customers in the first quarter of 2026 primarily due to the impact of the Incident.
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

Coupang, Inc.	Q1 2026 Form 10-Q	22

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
Results of Operations

	Three Months Ended March 31,
(in millions)	2026	2025	% Change
Net retail sales	$6,476	$6,088	6%
Net other revenue	2,028	1,820	11%
Total net revenues	8,504	7,908	8%

Cost of sales	6,207	5,592	11%
Operating, general and administrative	2,539	2,162	17%
Total operating cost and expenses	8,746	7,754	13%

Operating (loss) income	(242)	154	NM(1)
Interest income	44	49	(10)%
Interest expense	(13)	(23)	(43)%
Other (expense) income, net	(44)	36	NM(1)
(Loss) income before income taxes	(255)	216	NM(1)
Income tax expense	11	102	(89)%
Net (loss) income	$(266)	$114	NM(1)
(1)Non-meaningful.
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

	Three Months Ended March 31,		% Change
(in millions)	2026	2025	As Reported	Constant Currency
Net retail sales	$6,476	$6,088	6%	7%
Net other revenue	2,028	1,820	11%	12%
Total net revenues	$8,504	$7,908	8%	8%

Coupang, Inc.	Q1 2026 Form 10-Q	23

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
The following table presents our total net revenues by segment.

	Three Months Ended March 31,		% Change
(in millions)	2026	2025	As Reported	Constant Currency
Product Commerce	$7,176	$6,870	4%	5%
Developing Offerings	1,328	1,038	28%	25%
Total net revenues	$8,504	$7,908	8%	8%
The increase in Product Commerce net revenues for the three months ended March 31, 2026 is primarily due to a 3% growth in total net revenues per Product Commerce Active Customer, excluding effects of foreign exchange rates, driven by increased customer engagement within and across more product categories and a 2% increase in our Product Commerce Active Customers. The growth rate for the three months ended March 31, 2026 was negatively affected by the Incident’s impact on the growth rate in Product Commerce Active Customers, as well as 1% from the negative effect of foreign exchange rates.
The increase in Developing Offerings net revenues for the three months ended March 31, 2026 is primarily due to an increase in total net revenues from our growth initiatives, as we are seeing greater levels of customer engagement in these early-stage offerings.
Cost of Sales

	Three Months Ended March 31,		Change
(in millions)	2026	2025
Cost of sales	$6,207	$5,592	$615
As a percentage of revenues	73.0%	70.7%	2.3%
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
Cost of sales increased mainly due to higher volume from increased sales and customer demand. Cost of sales as a percentage of revenue increased primarily due to an increase for Product Commerce from 68.7% for the three months ended March 31, 2025 to 69.7% for the three months ended March 31, 2026, primarily from the impact of the Incident, including the customer compensation program and increased costs in supply chain management. Also contributing to the increase in cost of sales as a percentage of revenue is the increase for Developing Offerings from 84.1% for the three months ended March 31, 2025 to 90.7% for the three months ended March 31, 2026, which is primarily driven by an increase in costs of sales relative to the growth in revenue as well as growth in certain Developing Offerings initiatives that currently operate with lower margins.
Operating, General and Administrative Expenses

	Three Months Ended March 31,		Change
(in millions)	2026	2025
Operating, general and administrative expenses	$2,539	$2,162	$377
As a percentage of revenues	29.9%	27.3%	2.6%
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
The increase in operating, general and administrative expenses for the three months ended March 31, 2026 primarily reflects increases in fulfillment, technology, and marketing costs to support our continued growth and these cost increases resulted in higher operating, general and administrative expenses as a percentage of revenue due to the lower rate of revenue growth as a result of the Incident.

Coupang, Inc.	Q1 2026 Form 10-Q	24

Interest Expense
Interest expense primarily consists of interest on our short-term borrowings and long-term debt.
Interest expense decreased $10 million compared to the three months ended March 31, 2025, due to higher interest rates in the prior year period associated with the syndicated term loans assumed as part of the Farfetch acquisition.
Interest Income
Interest income primarily consists of interest earned on our deposits held with financial institutions.
Interest income for the three months ended March 31, 2026 remained relatively flat when compared with the prior year period.
Income Taxes

	Three Months Ended March 31,
(in millions)	2026	2025	Change
Income tax expense	$11	$102	$(91)
Effective tax rate	(4.3)%	47.2%	(51.5)%
Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. No income tax benefit was accrued for certain jurisdictions where we anticipate incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance. Our resulting effective tax rate differs from the applicable statutory rate, primarily due to tax credits, U.S. taxes on foreign earnings such as the inclusion of the GILTI provisions, the valuation allowance against deferred tax assets in loss making jurisdictions, and other permanent differences.
Our tax provision for income taxes for the three months ended March 31, 2026 was unfavorably impacted by losses before income taxes in certain jurisdictions for which we receive no tax benefit, resulting in a negative effective tax rate.
The realization of our deferred tax assets primarily depends on the generation of future taxable income. Based on our current assessment, it is possible that our future results of operations in the U.S. could result in the need to record an additional valuation allowance against our U.S. deferred tax assets within the next 12 months. We continue to monitor the realizability of our deferred tax assets on a quarterly basis and will adjust the valuation allowance in the period where evidence indicates that it is more likely than not that these assets will not be realized.
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

	Three Months Ended March 31,
(in millions)	2026	2025	% Change
Gross profit
Product Commerce	$2,174	$2,151	1%
Developing Offerings	123	165	(25)%
Gross profit	$2,297	$2,316	(1)%

Adjusted EBITDA
Product Commerce	$358	$550	(35)%
Developing Offerings	(329)	(168)	96%
Adjusted EBITDA(1)	$29	$382	(92)%
(1)See “Non-GAAP Financial Measures” below for the reconciliation of the non-GAAP measures with their comparable amounts prepared in accordance with U.S. GAAP.

Coupang, Inc.	Q1 2026 Form 10-Q	25

Product Commerce
The increase in gross profit for the three months ended March 31, 2026 is primarily due to an increase in revenue of $306 million, compared to the prior year period. Gross profit grew at a slower rate than net revenues due to the impact of the Incident, including the customer compensation program and increased costs in supply chain management.
The decrease in Product Commerce adjusted EBITDA for the three months ended March 31, 2026 is primarily due to a slower gross profit growth rate due to the impacts of the Incident described above and increases in fulfillment, technology, and marketing costs to support our continued growth.
Developing Offerings
The decrease in gross profit for the three months ended March 31, 2026 resulted from an increase in costs of sales relative to the growth in revenue as well as growth in certain Developing Offerings initiatives that currently operate with lower margins.
The increased loss for the three months ended March 31, 2026 in Developing Offerings adjusted EBITDA is primarily the result of the decrease in gross profit described above as well as increased investments in our Developing Offerings initiatives, including Taiwan, Play, and Rocket Now.

Coupang, Inc.	Q1 2026 Form 10-Q	26

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
• We define total net revenues, constant currency as total revenue excluding the effect of foreign exchange rate movements and use it to determine the total net revenues growth, constant currency on a comparative basis.
• Total net revenues, constant currency is calculated by translating current period total net revenues using the prior period exchange rate.	• The effect of currency exchange rates on our business is an important factor in understanding period-to-period comparisons. Our financial reporting currency is the USD and changes in foreign exchange rates can significantly affect our reported results and consolidated trends. For example, our business generates sales predominantly in KRW, which are favorably affected as the USD weakens relative to the KRW, and unfavorably affected as the USD strengthens relative to the KRW.
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
Total Net Revenues Growth, Constant Currency	• Total net revenues growth, constant currency (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.

Coupang, Inc.	Q1 2026 Form 10-Q	27

Reconciliation of GAAP to Non-GAAP Measures
Free Cash Flow

	Three Months Ended March 31,		Trailing Twelve Months Ended March 31,
(in millions)	2026	2025	2026	2025
Net cash provided by operating activities	$184	$354	$1,603	$2,028
Adjustments:
Purchases of land and buildings	(63)	(49)	(250)	(284)
Purchases of equipment	(233)	(190)	(1,058)	(727)
Total purchases of property and equipment	(296)	(239)	(1,308)	(1,011)
Proceeds from sale of property and equipment	2	1	6	8
Total adjustments	$(294)	$(238)	$(1,302)	$(1,003)
Free cash flow	$(110)	$116	$301	$1,025
Net cash used in investing activities	$(302)	$(213)	$(1,343)	$(915)
Net cash provided by (used in) financing activities	$348	$16	$85	$(105)
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended March 31,
(in millions)	2026	2025
Total net revenues	$8,504	$7,908

Net (loss) income	(266)	114
Net (loss) income margin	(3.1)%	1.4%
Adjustments:
Depreciation and amortization	143	122
Interest expense	13	23
Interest income	(44)	(49)
Income tax expense	11	102
Other expense (income), net	44	(36)
Acquisition and restructuring related gains, net	—	(15)
Equity-based compensation	128	121
Adjusted EBITDA	$29	$382
Adjusted EBITDA margin	0.3%	4.8%

Total Net Revenues, Constant Currency and Total Net Revenues Growth, Constant Currency

	Three Months Ended March 31,				Year over Year Growth
	2026			2025
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$6,476	$24	$6,500	$6,088	6%	7%
Net other revenue	2,028	8	2,036	1,820	11%	12%
Total net revenues	$8,504	$32	$8,536	$7,908	8%	8%

Net Revenues by Segment
Product Commerce	$7,176	$61	$7,237	$6,870	4%	5%
Developing Offerings	1,328	(28)	1,300	1,038	28%	25%
Total net revenues	$8,504	$32	$8,536	$7,908	8%	8%

Coupang, Inc.	Q1 2026 Form 10-Q	28

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our primary sources of liquidity are cash on hand, supplemented through various debt financing arrangements and sales of our equity securities. We had total cash, cash equivalents, and restricted cash of $6.4 billion as of March 31, 2026, the majority of which was held by foreign subsidiaries and may not be freely transferable to the United States due to local laws or other restrictions. Additionally, as of March 31, 2026, we had $750 million available under our Revolving Credit Facility.
The ability of certain subsidiaries to transfer funds or pay dividends to Coupang, Inc. is also restricted due to terms in our credit agreements which require the subsidiaries to meet certain financial covenants, including requirements to maintain a positive net equity balance or having current period income.
As of March 31, 2026 and December 31, 2025, we had stockholders’ equity of $3.9 billion and $4.6 billion, respectively. We may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, particularly with respect to our Developing Offerings segment, which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and planned expansion of services, we plan to acquire and build new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next two years. These contracts have remaining capital expenditures commitments of $236 million as of March 31, 2026. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.
Changes in our cash flows were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025	Change
Net cash provided by operating activities	$184	$354	$(170)
Net cash used in investing activities	(302)	(213)	(89)
Net cash provided by financing activities	348	16	332
Operating Activities

	Three Months Ended March 31,
(in millions)	2026	2025	Change
Net (loss) income	$(266)	$114	$(380)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	545	427	118
Change in operating assets and liabilities	(95)	(187)	92
Net cash provided by operating activities	$184	$354	$(170)
The year-over-year change in operating cash flow was driven by a $380 million decrease in net income. Cash provided by operating activities was also impacted by certain working capital fluctuations in operating assets and liabilities, including a decrease in inventory of $146 million and a decrease in other assets of $70 million due to decreases in deposits and contract assets, partially offset by a decrease from accounts payable of $58 million due to the timing of inventory purchases and vendor payments.
Investing Activities
The increase in cash outflow was mainly driven by a $57 million increase in purchases of property and equipment, primarily related to investments made in our fulfillment and logistics infrastructure.
Financing Activities
The year-over-year change in financing cash flow was primarily driven by a net increase of $710 million from proceeds from debt and short-term borrowings, net of repayments. During the three months ended March 31, 2026, we borrowed $750 million under the Revolving Credit Facility for general operating purposes. This was partially offset by our repurchase of 20.4 million shares of Class A common stock for an aggregate amount of $391 million during the three months ended March 31, 2026.
As of March 31, 2026, we had $366 million remaining under the stock repurchase program. In May 2026, our Board of Directors authorized an additional increase of up to $1 billion under the stock repurchase program.

Coupang, Inc.	Q1 2026 Form 10-Q	29

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
Refer to Note 14 — "Commitments and Contingencies", Note 5 — "Defined Severance Benefits", and Note 11 — "Leases" of our consolidated financial statements in Part II, Item 8 of our 2025 Form 10-K for disclosure of our future commitments.
Our short-term and long-term borrowings generally include lines of credit with financial institutions available to be drawn upon for general operating purposes.
Revolving Credit Facility
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable benchmark rate, including but not limited to Term SOFR, plus an applicable margin ranging from 0.75% to 1.25%. The Revolving Credit Facility contains customary affirmative and negative covenants, including certain financial covenants. During the three months ended March 31, 2026, we borrowed $750 million under the Revolving Credit Facility for general operating purposes and $750 million was outstanding as of March 31, 2026 and is included in “Short-term borrowings”.
Other Credit Facilities
During 2026, we entered into various unsecured borrowings under other revolving credit facilities, the majority of which are due in 2026. These credit facilities contain customary affirmative and negative covenants, including certain financial covenants. As of March 31, 2026, aggregate outstanding borrowings under all other credit facilities totaled $928 million with a weighted average interest rate of 3.01%.
Refer to Note 13 — "Short-Term Borrowings and Long-Term Debt" of our consolidated financial statements in Part II, Item 8 of our 2025 Form 10-K for disclosure of our debt obligations and collateral.
Critical Accounting Estimates
We prepare our financial statements in accordance with U.S. GAAP. Preparing these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. For a discussion of our critical accounting policies and estimates, refer to the section entitled “Critical Accounting Estimates” in our 2025 Form 10-K.
Other significant accounting policies are also discussed in Note 1 — “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of our 2025 Form 10-K.

Coupang, Inc.	Q1 2026 Form 10-Q	30

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
Interest Rate Risk
As of March 31, 2026, we had cash, cash equivalents, and restricted cash of $6.4 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and do not use any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from some of our variable rate debt as well as our undrawn revolving credit agreements. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to structure a reasonable balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates. As of March 31, 2026, there was a balance of $982 million outstanding under the Revolving Credit Facility and other credit facilities with variable interest rates. An assumed hypothetical 10% change in prevailing interest rates would not have a material impact on our results of operations. Any future borrowings incurred under the Revolving Credit Facility or other revolving credit facilities with variable interest rates would accrue interest at rates subject to current market conditions.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. Our other subsidiaries predominantly utilize their local currencies as their functional currencies. Increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses on the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of approximately $742 million and an immaterial impact on net income for the three months ended March 31, 2026.
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

Coupang, Inc.	Q1 2026 Form 10-Q	31

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2026, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were evaluated, under the supervision and with the participation of our CEO and CFO, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Coupang, Inc.	Q1 2026 Form 10-Q	32

Part II.   Other Information

Item 1. Legal Proceedings
The information set forth under Note 10 — "Commitments and Contingencies" in our accompanying notes to the condensed consolidated financial statements under the caption “Legal Matters” is incorporated herein by reference.

Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties disclosed in Part I, Item 1A, under the caption “Risk Factors,” of our 2025 Form 10-K, which risks could materially and adversely affect our business, results of operations, financial condition, and liquidity. No material change in the risk factors discussed in such Form 10-K has occurred. Such risk factors may not be the only ones that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. Our business operations could also be affected by additional factors that apply to all companies operating globally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes our stock repurchases for the three months ended March 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
January 1 — January 31, 2026	—	$—	—	$757
February 1 – February 28, 2026	—	$—	—	$757
March 1 – March 31, 2026	20,447,123	$19.14	20,447,123	$366
Total	20,447,123		20,447,123
(1)On May 6, 2025, we announced that our Board of Directors authorized a stock repurchase program for up to $1 billion of our outstanding shares of Class A common stock (exclusive of brokers’ commissions and expenses), and on May 5, 2026, we announced that our Board of Directors authorized an additional increase of up to $1 billion under the stock repurchase program (exclusive of brokers’ commissions and expenses). We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means in accordance with applicable securities laws and other restrictions. The program has no expiration date, and we are not obligated to repurchase any portion of our total authorization.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
c) Trading Plans
Gaurav Anand, our CFO, adopted a pre-arranged stock trading plan (the “Anand Plan”) in accordance with the SEC guidelines specified under Rule 10b5-1(c) under the Exchange Act and the policies of Coupang regarding stock transactions, to sell up to 300,000 shares of Coupang Class A Common Stock (the “Anand Shares”), subject to certain terms and conditions, beginning no earlier than June 15, 2026. The Anand Plan, which was entered into on March 12, 2026, will terminate upon the earlier of the sale of all 300,000 Anand Shares pursuant to the Anand Plan or March 12, 2027. Mr. Anand entered into the Anand Plan to primarily satisfy certain tax obligations.
Harold Rogers, our General Counsel and Chief Administrative Officer, adopted a pre-arranged stock trading plan (the “Rogers Plan”) in accordance with the SEC guidelines specified under Rule 10b5-1(c) under the Exchange Act and the policies of Coupang

Coupang, Inc.	Q1 2026 Form 10-Q	33

regarding stock transactions, to sell up to 352,602 shares of Coupang Class A Common Stock (the “Rogers Shares”), subject to certain terms and conditions, beginning no earlier than June 15, 2026. The Rogers Plan, which was entered into on March 12, 2026, will terminate upon the earlier of the sale of all 352,602 Rogers Shares pursuant to the Rogers Plan or March 12, 2027. Mr. Rogers entered into the Rogers Plan to primarily satisfy certain tax obligations.

Coupang, Inc.	Q1 2026 Form 10-Q	34

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40115	3.1	November 12, 2021
3.2	Amended and Restated Bylaws of the Registrant.		8-K	001-40115	3.1	June 27, 2024
31.1	Chief Executive Officer Section 302 Certification	X
31.2	Chief Financial Officer Section 302 Certification	X
32.1*	Chief Executive Officer Section 906 Certification	X
32.2*	Chief Financial Officer Section 906 Certification	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

*
The certifications attached as Exhibit 32.1 and 32.2 that accompany this Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Coupang, Inc. under the Securities Act or the Exchange Act whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

Coupang, Inc.	Q1 2026 Form 10-Q	35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Jonathan Lee
Jonathan Lee
Chief Accounting Officer (Principal Accounting Officer)

Dated: May 5, 2026

Coupang, Inc.	Q1 2026 Form 10-Q	36