Form 10-Q
period 2026-06-30
Coupang, Inc.
filed 2026-08-04
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 1,639,708,712 shares of the registrant’s Class A common stock and 157,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2026

Coupang, Inc.	Q2 2026 Form 10-Q	1

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
•the outcomes of any claims, litigation, governmental audits, inspections, and investigations, including the ultimate amounts of any fines that will be paid that are currently estimated or have been levied and/or paid but are subject to appeal;
•the losses and costs associated with any catastrophic occurrences, accidents, health and safety incidents, or workforce disruptions, including the losses and costs associated with the fire that damaged one of our leased fulfillment centers in Incheon, Korea;
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
•the impact of world events such as natural disasters, acts of war or geopolitical conflicts (including the ongoing conflicts in the Middle East), terrorism or disease outbreaks;
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
•the other factors set forth in Part I, Item 1A, under the caption “Risk Factors,” of our 2025 Form 10-K.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-Q.

Coupang, Inc.	Q2 2026 Form 10-Q	2

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
In addition, statements such as “we believe,” “we expect,” “our assessment,” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
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
Company Website
Investors and others should note that we may announce material business and financial information using our investor relations website (https://ir.aboutcoupang.com) and through https://news.coupang.com, our filings with the SEC, webcasts, press releases (including those on our investor relations website and https://news.coupang.com), and conference calls. We use these mediums to communicate with investors and the general public about our Company, our products, and other matters. It is possible that the information that we make available on our investor relations website or through https://news.coupang.com, may be deemed to be material information. We therefore encourage investors and others interested in our Company to review the information that we make available on our investor relations website and https://news.coupang.com. Notwithstanding the foregoing, the information contained on our investor relations website and https://news.coupang.com, as referenced in this paragraph, are not incorporated by reference into this Form 10-Q or any other report or document we file with the SEC.
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
We have defined certain terms and abbreviations used throughout our Form 10-Q in the "Glossary."

Coupang, Inc.	Q2 2026 Form 10-Q	3

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net retail sales	$6,744	$6,507	$13,220	$12,595
Net other revenue	2,112	2,017	4,140	3,837
Total net revenues	8,856	8,524	17,360	16,432

Cost of sales	6,362	5,963	12,569	11,555
Operating, general and administrative	3,050	2,412	5,589	4,574
Total operating cost and expenses	9,412	8,375	18,158	16,129

Operating (loss) income	(556)	149	(798)	303

Interest income	42	51	86	100
Interest expense	(25)	(25)	(38)	(48)
Other income (expense), net	6	19	(38)	55
(Loss) income before income taxes	(533)	194	(788)	410

Income tax expense	37	163	48	265

Net (loss) income	$(570)	$31	$(836)	$145
Net (loss) income attributable to noncontrolling interests	—	(1)	—	6
Net (loss) income attributable to Coupang stockholders	$(570)	$32	$(836)	$139

Earnings per share
Basic	$(0.32)	$0.02	$(0.46)	$0.08
Diluted	$(0.32)	$0.02	$(0.46)	$0.08
Weighted-average shares outstanding
Basic	1,799	1,817	1,812	1,812
Diluted	1,799	1,855	1,812	1,847
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2026 Form 10-Q	4

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net (loss) income	$(570)	$31	$(836)	$145

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(70)	153	(230)	148
Actuarial gain on defined severance benefits, net of tax	1	3	2	5
Total other comprehensive (loss) income	(69)	156	(228)	153

Comprehensive (loss) income	(639)	187	(1,064)	298
Comprehensive (loss) income attributable to noncontrolling interests	—	(1)	—	3
Comprehensive (loss) income attributable to Coupang stockholders	$(639)	$188	$(1,064)	$295
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2026 Form 10-Q	5

COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$6,110	$6,318
Restricted cash	94	94
Accounts receivable, net	363	363
Inventories	2,067	2,256
Prepaids and other current assets	626	660
Total current assets	9,260	9,691

Property and equipment, net	3,753	3,722
Operating lease right-of-use assets	2,762	2,765
Intangible assets, net	167	190
Deferred tax assets	626	596
Long-term lease deposits and other	826	823
Total assets	$17,394	$17,787

Liabilities and equity
Accounts payable	$6,328	$6,298
Accrued expenses	876	515
Deferred revenue	204	188
Short-term borrowings	1,985	960
Current portion of long-term operating lease obligations	560	545
Other current liabilities	686	851
Total current liabilities	10,639	9,357

Long-term debt	618	648
Long-term operating lease obligations	2,470	2,482
Defined severance benefits and other	680	677
Total liabilities	14,407	13,164

Commitments and contingencies (Note 10)

Equity
Common stock	—	—
Class A — shares authorized 10,000, outstanding 1,634 and 1,665 Class B — shares authorized 250, outstanding 158 and 158
Additional paid-in capital	8,453	9,025
Accumulated other comprehensive loss	(609)	(381)
Accumulated deficit	(4,857)	(4,021)
Total equity	2,987	4,623
Total liabilities and equity	$17,394	$17,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2026 Form 10-Q	6

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(unaudited)

	Redeemable Noncontrolling Interests	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2024	$75	1,801	$—	$8,736	$(404)	$(4,229)	$(1)	$4,102
Net income	4	—	—	—	—	107	3	110
Foreign currency translation adjustments, net of tax	(3)	—	—	—	(2)	—	—	(2)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	2	—	—	2
Issuance of common stock upon settlement of restricted stock units	—	6	—	—	—	—	—	—
Re-measurement of noncontrolling interest	3	—	—	(3)	—	—	—	(3)
Equity-based compensation	—	—	—	121	—	—	—	121
Acquisition of noncontrolling interest	(51)	—	—	44	—	—	—	44
Dividends paid to noncontrolling interest	(4)	—	—	—	—	—	—	—
Balance as of March 31, 2025	$24	1,807	$—	$8,898	$(404)	$(4,122)	$2	$4,374
Net income (loss)	—	—	—	—	—	32	(1)	31
Foreign currency translation adjustments, net of tax	—	—	—	—	153	—	—	153
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	3	—	—	3
Issuance of common stock upon exercise of stock options	—	1	—	3	—	—	—	3
Issuance of common stock upon settlement of restricted stock units	—	6	—	—	—	—	—	—
Equity-based compensation	—	—	—	113	—	—	—	113
Acquisition of noncontrolling interest	(24)	5	—	11	(2)	—	(1)	8
Balance as of June 30, 2025	$—	1,819	$—	$9,025	$(250)	$(4,090)	$—	$4,685

Coupang, Inc.	Q2 2026 Form 10-Q	7

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
(in millions)	Shares	Amount
Balance as of December 31, 2025	1,823	$—	$9,025	$(381)	$(4,021)	$4,623
Net loss	—	—	—	—	(266)	(266)
Foreign currency translation adjustments, net of tax	—	—	—	(160)	—	(160)
Actuarial gain on defined severance benefits, net of tax	—	—	—	1	—	1
Issuance of common stock upon exercise of stock options	—	—	1	—	—	1
Issuance of common stock upon settlement of restricted stock units	6	—	—	—	—	—
Repurchase of Class A common stock	(20)	—	(391)	—	—	(391)
Equity-based compensation	—	—	122	—	—	122
Balance as of March 31, 2026	1,809	$—	$8,757	$(540)	$(4,287)	$3,930
Net loss	—	—	—	—	(570)	(570)
Foreign currency translation adjustments, net of tax	—	—	—	(70)	—	(70)
Actuarial gain on defined severance benefits, net of tax	—	—	—	1	—	1
Issuance of common stock upon settlement of restricted stock units	6	—	—	—	—	—
Repurchase of Class A common stock	(23)	—	(465)	—	—	(465)
Equity-based compensation	—	—	161	—	—	161
Balance as of June 30, 2026	1,792	$—	$8,453	$(609)	$(4,857)	$2,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2026 Form 10-Q	8

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Operating activities
Net (loss) income	$(836)	$145
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	288	248
Provision for severance benefits	133	115
Equity-based compensation	283	234
Non-cash operating lease expense	286	237
Deferred income taxes	(70)	23
Other	137	89
Change in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(26)	(80)
Inventories	77	(110)
Other assets	(192)	(276)
Accounts payable	520	370
Accrued expenses	378	(55)
Other liabilities	(427)	(41)
Net cash provided by operating activities	551	899

Investing activities
Purchases of property and equipment	(613)	(538)
Proceeds from sale of property and equipment	3	2
Other investing activities	(18)	24
Net cash used in investing activities	(628)	(512)

Financing activities
Proceeds from issuance of common stock, equity-based compensation plan	1	3
Repurchase of Class A common stock	(850)	—
Proceeds from short-term borrowings and long-term debt	3,082	781
Repayment of short-term borrowings and long-term debt	(2,019)	(649)
Other financing activities	—	(27)
Net cash provided by financing activities	214	108
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(345)	363
Net (decrease) increase in cash and cash equivalents and restricted cash	(208)	858
Cash and cash equivalents and restricted cash, as of beginning of period	6,412	6,031
Cash and cash equivalents and restricted cash, as of end of period	$6,204	$6,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q2 2026 Form 10-Q	9

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
2.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net retail sales	$6,744	$6,507	$13,220	$12,595
Third-party merchant services	1,832	1,755	3,599	3,317
Other revenue	280	262	541	520
Total net revenues	$8,856	$8,524	$17,360	$16,432
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
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in “Deferred revenue” on the condensed consolidated balance sheets. We recognized revenue of $182 million and $139 million for the six months ended June 30, 2026 and 2025, respectively, which were included in “Deferred revenue” on the consolidated balance sheets as of the beginning of the respective years.

Coupang, Inc.	Q2 2026 Form 10-Q	10

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
Developing Offerings includes our more nascent offerings and services, including our on-demand delivery service consisting of Eats in Korea and Rocket Now in Japan, Play, fintech, our retail operations in Taiwan, as well as advertising products associated with these offerings, and also includes Farfetch. Revenues from Developing Offerings are primarily generated from Farfetch, Eats, and Taiwan.
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

Coupang, Inc.	Q2 2026 Form 10-Q	11

Reportable segment financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net revenues
Product Commerce	$7,425	$7,334	$14,601	$14,204
Developing Offerings	1,431	1,190	2,759	2,228
Total net revenues	$8,856	$8,524	$17,360	$16,432
Cost of sales
Product Commerce	$5,157	$4,944	$10,159	$9,663
Developing Offerings	1,205	1,019	2,410	1,892
Total cost of sales	$6,362	$5,963	$12,569	$11,555
Gross profit
Product Commerce	$2,268	$2,390	$4,442	$4,541
Developing Offerings	226	171	349	336
Total gross profit	$2,494	$2,561	$4,791	$4,877
Other segment items (1)
Product Commerce	1,886	1,727	$3,702	$3,328
Developing Offerings	445	406	897	739
Total other segment items	$2,331	$2,133	$4,599	$4,067
Segment adjusted EBITDA
Product Commerce	$382	$663	$740	$1,213
Developing Offerings	(219)	(235)	(548)	(403)
Total segment adjusted EBITDA	$163	$428	$192	$810
(1)Other segment items relate to operating, general and administrative expense, excluding depreciation and amortization, equity-based compensation expense, impairments and other items that we do not believe are reflective of our ongoing operations. The CODM does not regularly review disaggregated expense information included within “Other segment items” for any individual segment.
Reconciliations of segment profit or loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Total gross profit	2,494	2,561	$4,791	$4,877
Operating, general and administrative	(3,050)	(2,412)	(5,589)	(4,574)
Interest expense	(25)	(25)	(38)	(48)
Interest income	42	51	86	100
Other income (expense), net	6	19	(38)	55
(Loss) income before income taxes	$(533)	$194	$(788)	$410

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Total segment adjusted EBITDA	$163	$428	$192	$810
Depreciation and amortization	$(145)	$(126)	(288)	(248)
Equity-based compensation	(164)	(113)	(292)	(234)
Acquisition and restructuring related losses, net	—	(40)	—	(25)
Certain administrative fines(1)	(410)	—	(410)	—
Interest expense	(25)	(25)	(38)	(48)
Interest income	42	51	86	100
Other income (expense), net	6	19	(38)	55
(Loss) income before income taxes	$(533)	$194	$(788)	$410
Note: Amounts may not foot due to rounding.
(1)Administrative fines include only certain significant regulatory fines and penalties that Coupang does not consider to be normal operating expenses related to the Company’s ongoing operations, revenue generating activities, business strategy, industry, and regulatory environment, as discussed in Note 10 — “Commitments and Contingencies”.

Coupang, Inc.	Q2 2026 Form 10-Q	12

4.    Defined Severance Benefits
Net periodic benefit costs consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Current service costs	$60	$52	$120	$102
Interest cost	5	4	11	8
Amortization of:
Net actuarial loss	1	3	2	5
Net periodic benefit cost	$66	$59	$133	$115
5.    Income Taxes
Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. No income tax benefit was accrued for certain jurisdictions where we anticipate incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance. Our resulting effective tax rate differs from the applicable statutory rate, primarily due to tax credits, U.S. taxes on foreign earnings such as the inclusion of the NCTI provisions, the valuation allowance against deferred tax assets in loss making jurisdictions, and other permanent differences.
Our tax provision for income taxes for the three and six months ended June 30, 2026 was unfavorably impacted by losses before income taxes in certain jurisdictions for which we receive no tax benefit and certain non-deductible administrative fines discussed in Note 10 — "Commitments and Contingencies", resulting in a negative effective tax rate.
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
In June 2026, the NTS completed an audit of the income tax and value added tax filings of certain of our Korean operating subsidiaries with respect to the 2021 to 2025 tax years and issued notices of the tax audit results. The notices primarily focused on transfer pricing and transactions between our Korean subsidiaries, Coupang Corp. and CFS. While we file a consolidated corporate income tax return in Korea, the notices propose disallowing income tax deductions for services provided by CFS to Coupang Corp. and other tax adjustments. In the notices, the NTS is seeking an additional tax payment, including penalties and interest, of approximately $208 million. We disagree with the proposed adjustments and intend to vigorously defend our positions through available administrative remedies and, if necessary, judicial proceedings. We concluded, based on the technical and legal merits of our tax positions, that it is more likely than not our tax positions will ultimately be sustained on appeal. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for the issues described in the notices within the next 12 months.
As of June 30, 2026, we believe our allowances for income tax contingencies are adequate. We believe that adequate amounts have been reserved in accordance with ASC 740 for any adjustments to the provision for income taxes or other tax items that may ultimately result from these audits. When performing our evaluation, we consulted with outside advisors, and we reviewed and considered relevant laws, rules, and regulations, including, but not limited to, relevant case law. We also considered our intention to vigorously defend our positions and assert our various well-founded legal claims through every available avenue of appeal.
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

Coupang, Inc.	Q2 2026 Form 10-Q	13

The following table presents the calculation of basic and diluted earnings per share attributable to Coupang stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to Coupang stockholders	$(570)	$32	$(836)	$139

Denominator:
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	1,799	1,817	1,812	1,812
Dilutive effect of equity compensation awards	—	38	—	35
Diluted	1,799	1,855	1,812	1,847

Earnings per share:
Basic	$(0.32)	$0.02	$(0.46)	$0.08
Diluted	$(0.32)	$0.02	$(0.46)	$0.08

Anti-dilutive shares	22	—	24	—
Note: Amounts may not foot due to rounding.
7.    Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported in one of the three levels reflecting the significant inputs used to determine fair value.
The following table summarizes our financial assets and financial liabilities that are measured at fair value on a recurring basis:

(in millions)	Classification	Measurement Level	June 30, 2026	December 31, 2025
Financial assets
Money market trust	Cash and cash equivalents	Level 1	$2,514	$2,262
Money market fund	Cash and cash equivalents	Level 1	$621	$548
Money market trust	Restricted cash	Level 1	$91	$90
8.    Supplemental Financial Information
Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
(in millions)	2026	2025
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$232	$74
Cash paid for the amount used to measure the operating lease liabilities	$363	$291
Operating lease assets obtained in exchange for lease obligations	$370	$368
Net increase to operating lease right-of-use assets resulting from remeasurements of lease obligations	$73	$235
Non-cash investing and financing activities
(Decrease) increase in property and equipment-related accounts payable	$(53)	$60

Coupang, Inc.	Q2 2026 Form 10-Q	14

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown within the consolidated statements of cash flows:

(in millions)	June 30, 2026	December 31, 2025
Current assets
Cash and cash equivalents	$6,110	$6,318
Restricted cash	94	94
Total cash, cash equivalents, and restricted cash	$6,204	$6,412
Supplier Financing Arrangements
Confirmed invoices owed to financial institutions under supplier financing arrangements were as follows:

(in millions)	June 30, 2026	December 31, 2025
Amounts included in accounts payable	$475	$485
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on our defined severance benefits. As of June 30, 2026 and December 31, 2025, the ending balance in accumulated other comprehensive income (loss) related to foreign currency translation adjustments was $(527) million and $(297) million, respectively, and the amount related to actuarial losses on defined severance benefits was $(82) million and $(84) million, respectively.
Stock Repurchase Program
Our Board of Directors authorized a stock repurchase program for our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means in accordance with applicable securities laws and other restrictions. The program has no expiration date, and we are not obligated to repurchase any portion of our total authorization. During the three and six months ended June 30, 2026, we repurchased 23.2 million and 43.7 million shares of Class A common stock for an aggregate amount of $459 million and $850 million, excluding excise taxes, respectively. As of June 30, 2026, we had $907 million of availability remaining under the stock repurchase program.
9.    Short-term Borrowings and Long-term Debt
Short-term Borrowings
Revolving Credit Facility
The Revolving Credit Facility provides for syndicated, unsecured revolving loans with a total borrowing capacity of up to $1.5 billion. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable benchmark rate, including but not limited to Term SOFR, plus an applicable margin ranging from 0.75% to 1.25%. The Revolving Credit Facility contains customary affirmative and negative covenants, including certain financial covenants. During the six months ended June 30, 2026, we borrowed $750 million under the Revolving Credit Facility for general operating purposes and $750 million was outstanding as of June 30, 2026 and is included in “Short-term borrowings”.
Other Credit Facilities
In June 2026, certain of our Korean subsidiaries entered into new unsecured revolving credit facilities with maturity dates in June 2027 and amended an existing credit arrangement with a maturity date in April 2027. The facilities are available for general working capital purposes and provide for aggregate borrowing capacity of approximately $193 million. Borrowings bear interest at floating rates ranging from the Korean certificate of deposit rate plus 1.20% to plus 1.50%. These revolving credit facilities contain customary terms and conditions, including certain affirmative and negative covenants. As of June 30, 2026, there were no amounts outstanding under any of these facilities. During the six months ended June 30, 2026, certain other subsidiaries entered into various unsecured borrowings under other revolving credit facilities, the majority of which mature within twelve months. These credit facilities contain customary affirmative and negative covenants, including certain financial covenants.
Under all other credit facilities, total borrowing capacity at June 30, 2026 was $1.6 billion and aggregate outstanding borrowings totaled $1.2 billion with a weighted average interest rate of 2.89%.

Coupang, Inc.	Q2 2026 Form 10-Q	15

Long-term Debt
Our long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rates for similar types of borrowing arrangements. The carrying amount of long-term debt approximates its fair value as of June 30, 2026 and December 31, 2025 due primarily to the interest rates approximating market interest rates.
We were in compliance with the financial covenants for each of our borrowings and debt agreements as of June 30, 2026.
10.    Commitments and Contingencies
Commitments
Long-term contractual commitments primarily include operating leases, long-term debt, and unconditional purchase obligations. Unconditional purchase obligations include legally binding contracts with terms in excess of one year that are not reflected on the consolidated balance sheets. These contractual commitments primarily relate to purchases of technology-related services, fulfillment center construction contracts, content, and software licenses. For contracts with variable terms, we do not estimate the total obligation beyond any minimum pricing as of the reporting date.
Legal Matters
From time to time, we may become party to litigation and other legal proceedings, including regulatory proceedings, tax and other government inquiries, and investigations that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. Additionally, we are required to comply with laws and regulations, including tax laws, that currently apply or may become applicable to our operations in the United States, Korea, and other jurisdictions, and we regularly become subject to new laws and regulations in the jurisdictions in which we operate. The requirements for complying with these obligations may be uncertain and subject to interpretation and enforcement by regulatory and other authorities, and any failure or perceived failure to comply with such obligations could eventually lead to asserted legal or regulatory action.
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
Unless otherwise noted, with respect to the matters described below that do not include an estimate of the amount of loss or range of possible loss, such losses or range of possible losses either cannot be estimated or are not individually material, but we believe there is a reasonable possibility that they may be material in the aggregate. For information regarding income tax contingencies, see Note 5 — "Income Taxes".

Coupang, Inc.	Q2 2026 Form 10-Q	16

Securities and Other Actions
On August 26, 2022, a putative class action was filed on behalf of all purchasers of Coupang Class A common stock pursuant and/or traceable to Coupang’s registration statement issued in connection with our initial public offering. New York City Public Pension Funds v. Coupang, Inc. et al., formerly Choi v. Coupang, Inc. et al., was brought against Coupang and certain of its former and current directors, current officers, and certain underwriters of the offering. The action was filed in the United States District Court for the Southern District of New York alleging inaccurate and misleading or omitted statements of material fact in Coupang's Registration Statement in violation of Sections 11, 12, and 15 of the Securities Act. The action was amended in May 2023, and added allegations of securities fraud under Sections 10 and 20 of the Exchange Act. The action seeks unspecified compensatory damages, attorneys’ fees, and reasonable costs and expenses. Between August and December 2023, three separate stockholders’ derivative actions were filed in the United States District Court for the Southern District of New York and in December 2024 and March 2025, derivative actions were filed in Delaware Chancery Court, in each case against certain of Coupang’s former and current directors and current officers. Coupang was named as a nominal defendant in the various derivative actions. Aside from the aforementioned actions, there have been additional Delaware Section 220 records inspection demands. These derivative actions and related demands purport to assert claims on behalf of Coupang and make substantially similar factual allegations to New York City Public Pension Funds v. Coupang, Inc. et al., bringing claims for, among other things, breach of fiduciary duty, unjust enrichment, and violations of securities laws. The actions seek compensatory damages, governance reforms, and other relief. On September 10, 2025, the Court dismissed New York City Public Pension Funds v. Coupang, Inc. et al. in its entirety without leave to amend. The plaintiffs filed a notice of appeal on October 10, 2025, and the appeal is awaiting the court’s decision. We intend to continue to vigorously defend the claims and the appeal. A reasonable estimate of the amount of any possible loss or range of loss cannot be made at this time. Accordingly, we can provide no assurances as to the scope and outcome of these matters and no assurances as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected. In February and March 2025, we received demands on our Board of Directors alleging claims similar to those in the class and derivative actions and demanding civil actions by our Board of Directors against certain current and former directors and officers. Those demands have been provided to our Board of Directors to evaluate.
In November 2025, Coupang became aware of a data incident involving unauthorized access to customer accounts by a former employee (the “Incident”). On January 6, 2026, a putative securities class action was filed against Coupang and certain of its officers and directors, as well as Coupang Corp., in the United States District Court for the Western District of Washington on behalf of persons who purchased or acquired shares of Coupang Class A common stock between May 7, 2025 and December 16, 2025. This action, Lee and Park v. Coupang, Inc., alleges false and misleading statements related to the Incident in violation of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 of the Exchange Act. The action seeks unspecified damages, attorney’s fees, and other costs and expenses. On January 6, 2026, a stockholder derivative action, Warga v. Bom Kim, et. al., was filed in the United States District Court for the Northern District of California and on March 24, 2026, a derivative action, Wilson v. Coupang, was filed in the Western District of Washington. The derivative actions, which are based on the Incident, were filed against Coupang’s directors and certain of its officers, and against Coupang as a nominal defendant. They assert claims for breach of fiduciary duty and violations of securities laws and seek various remedies, including damages and improvements to governance and procedures. On February 6, 2026, a putative class action was filed in the United States District Court for the Eastern District of New York. This action, Lee and Park, v. Coupang, Inc. and Bom Kim, was also based on the Incident but alleges negligence, unjust enrichment, and violations of New York law on the part of Coupang and Mr. Kim related to allegedly being responsible for and overseeing data security for Coupang. The action seeks damages for all U.S. and Korean residents whose data was compromised. A reasonable estimate of the amount of any possible loss or range of loss resulting from the putative class actions or the stockholder derivative actions cannot be made at this time. Accordingly, we can provide no assurances as to the scope and outcome of these matters and no assurances as to whether our business, financial position, results of operations or cash flows will not be materially adversely affected. We intend to vigorously defend against these related actions. Aside from the aforementioned actions, there have been additional demands on our Board of Directors and a Delaware Section 220 records inspection demand based on the Incident. These demands are currently being evaluated.
Competition-Related Matters
In June 2021, the KFTC initiated an investigation into a potential violation of the Monopoly Regulation and Fair Trade Act by two of our Korean subsidiaries, Coupang Corp. and CPLB, including certain alleged treatment of private labelled products provided by CPLB. In June 2024, the KFTC publicly announced that as a result of their investigation, they determined that Coupang Corp.’s product rankings disclosure violated Korean law (a regulatory finding subject to judicial review), and that they would impose an administrative fine on Coupang Corp., direct Coupang Corp. and CPLB to take certain related corrective actions, and refer the matter for criminal prosecution. In the second quarter of 2024, we accrued an administrative fine of approximately $121 million. Coupang Corp. will pay the administrative fine in six installments over two years and made the first payment in October 2024 and the last payment in June 2026.
In August 2024, Coupang Corp. and CPLB received the KFTC’s formal written decision, and in September 2024, Coupang Corp. and CPLB appealed such decision. That appeal is pending. Hearings of the administrative litigation action were held in November 2024, March 2025, June 2025, July 2025, September 2025, November 2025, April 2026, June 2026, and a ninth hearing is scheduled for September 2026. Coupang Corp. and CPLB also filed a preliminary injunction with the Seoul High Court to stay the fine and corrective orders during the pendency of the appeal. In October 2024, the Seoul High Court granted Coupang Corp.’s and

Coupang, Inc.	Q2 2026 Form 10-Q	17

CPLB’s request for suspension of the KFTC’s corrective orders, but dismissed the request for a stay of the KFTC’s administrative fine. The KFTC subsequently appealed the Seoul High Court’s decision to grant a suspension of the corrective orders and in February 2025, the Supreme Court of Korea dismissed the KFTC’s appeal. In November 2024, in response to the KFTC’s criminal referral, the Seoul Eastern District Prosecutors’ Office initiated a criminal investigation into Coupang Corp. and CPLB. The Seoul Eastern District Prosecutors’ Office issued an indictment dated May 1, 2025, on the same underlying facts as the administrative case. The criminal trial proceedings have begun at the Seoul Eastern District Court. Hearings for the criminal trial proceedings occurred in October 2025, December 2025, March 2026, May 2026, July 2026, and the next hearing is scheduled for August 2026. The maximum penalty under the indictment is a fine of approximately $200,000. We intend to vigorously defend against these charges in court.
In September 2024, the KFTC began an investigation of Coupang Corp. related to potential violations of Korea’s Fair Trade Act concerning the bundling of Eats benefits with the WOW membership. The KFTC issued an examiner’s report in October 2025 arguing that such bundling is impermissible under the Fair Trade Act. In the event Coupang is ultimately found to have acted in violation of the law, a fine could be imposed and Coupang may be required to separate the Eats benefit from the WOW membership and customers would need to purchase this benefit separately. Coupang submitted its response to the examiner’s report and a KFTC hearing is tentatively scheduled to take place in September 2026.
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
Privacy-Related Matters
In connection with the Incident, Coupang completed its investigation with the support of external forensic experts and shared the results of the investigation with Korean regulators. Korean regulators have also initiated ongoing investigations with which Coupang is fully cooperating.
On June 10, 2026, the PIPC announced an administrative fine for Coupang Corp. of approximately $278 million, related to the Incident and directed Coupang Corp. to implement certain corrective measures relating to the Incident.
On June 10, 2026, the PIPC also announced a separate administrative fine for Coupang Corp. of approximately $132 million, unrelated to the Incident, alleging that Coupang Corp. violated the PIPA in connection with the collection and storage of data related to a third-party advertising program. The PIPC also directed Coupang Corp. to take certain corrective actions related to this matter.
The PIPC has not yet issued its formal written decisions with respect to the fines, which are expected in due course. Accordingly, the final findings, administrative fine amounts and corrective measures may differ from those reflected in the PIPC’s announcement.
The PIPC’s regulatory findings and penalties are subject to judicial review. Coupang Corp. intends to vigorously pursue judicial relief in the Seoul Administrative Court. Payments to the PIPC are not automatically stayed during an appeal and are not deductible for income tax purposes. During the second quarter of 2026, we recorded a $410 million accrual for the administrative fines announced by the PIPC, included in accrued expenses and recognized within operating, general and administrative expenses.
Other Matters
We believe that the Incident has increased the Korean government’s focus on our business and may continue to result in additional expenses, including from remediation, inquiries, enforcement actions, and litigation. Investigations by Korean authorities have resulted in criminal complaints against certain of our current and former executives and employees. In addition to the fines and corrective actions already imposed, Korean authorities and regulators may potentially impose additional financial penalties or require that we take certain additional corrective actions. At this time, we cannot determine the outcome of any additional inquiries, enforcement actions, or litigation, or reasonably estimate any amount of losses or range of losses that may result from such additional actions. We can provide no assurance as to the scope or outcome of any additional inquiries, enforcement actions, or litigation and no assurance as to whether our business, financial position, results of operations, or cash flows will not be materially adversely affected.

Coupang, Inc.	Q2 2026 Form 10-Q	18

11.    Subsequent Event
Fulfillment Center Fire
In July 2026, a fire occurred at one of our leased fulfillment centers located in Incheon, Korea (the “Incheon FC Fire”), resulting in significant damage to the facility and related leasehold improvements, equipment, and inventory. We currently estimate the total carrying value of owned inventory and fixed assets at the facility prior to the fire, as well as our obligation to sellers relating to their inventory stored in the facility, to be approximately $246 million. We maintain property and liability insurance coverage for various insured events, including fires, and intend to pursue available claims. We may incur additional liabilities and costs related to the fire that are currently unknown or unquantifiable, including, but not limited to, damage to, and loss of use of, the facility, remediation costs, regulatory penalties, litigation, and other losses. We are still evaluating the extent of losses and are unable to reasonably estimate the financial impact at this time. Losses from the Incheon FC Fire will be recognized beginning in the third quarter of 2026.

Coupang, Inc.	Q2 2026 Form 10-Q	19

Glossary
We use terms throughout this Form 10-Q that are specific to Coupang or that are abbreviations that may not be commonly known or used. Below is a list of these terms used in this Form 10-Q and our 2025 Form 10-K.

Term	Definition
2021 Plan*	Our 2021 Equity Incentive Plan
AI	Artificial intelligence
ASU	Accounting Standards Update
Brand*	Our Coupang brand or our associated brands and marks
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFS*	Coupang Fulfillment Services, Ltd, a wholly-owned subsidiary of Coupang Corp.
CISO	Chief Information Security Officer
CODM	Chief Operating Decision Maker
common stock	Class A common stock and Class B common stock, collectively
Coupang*	Coupang, Inc. together with its consolidated subsidiaries
Coupang Corp.*	Our wholly-owned Korean subsidiary
CPLB*	Coupang Private Label Brands
Eats*	Our third-party merchant order and on-demand delivery services in Korea
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EFTA	Korea’s Electronic Financial Transactions Act
Exchange Act	Securities Exchange Act of 1934, as amended
Farfetch*	Our global luxury fashion marketplace
FASB	Financial Accounting Standards Board
FC Fire*	A fire extensively damaged our Deokpyeong fulfillment center in June 2021
FLC*	Our fulfillment and logistics by Coupang offering
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
Incheon FC Fire*	A fire significantly damaged our Incheon fulfillment center in July 2026
Incident*	A data incident involving unauthorized access to customer accounts that we became aware of in November 2025
IP	Intellectual property
KFTC	Korea Fair Trade Commission
Korea	Republic of Korea
KRW	Korean Won
LP	Limited Partnership
NCTI	Net Controlled Foreign Corporation Tested Income
NOL	Net operating loss
NTS	Korea National Tax Service
NYSE	New York Stock Exchange
OECD	Organization for Economic Co-operation and Development
Pay*	Our digital financial services offering in Korea that provides our customers with convenient payment processing
PIPA	Korea’s Personal Information Protection Act
PIPC	Korea’s Personal Information Protection Commission
Play*	Our online content streaming service in Korea
Revolving Credit Facility*	Our five-year revolving credit agreement entered into in June 2025
Rocket Delivery*	Our free next-day delivery service
Rocket Fresh*	Our fresh grocery delivery services
Rocket Now*	Our third-party merchant order and on-demand delivery services in Japan
ROU	Right-of-use
RSU	Restricted stock unit

Coupang, Inc.	Q2 2026 Form 10-Q	20

SEC	U.S. Securities and Exchange Commission
Serious Accidents Act	Korea’s Act on Punishment for Serious Accidents
Securities Act	Securities Act of 1933, as amended
Term SOFR	Term secured overnight financing rate
U.S.	United States of America
USD	U.S. dollar
U.S. GAAP	Accounting principles generally accepted in the U.S.
_____________

*	Indicates company-specific terms

Coupang, Inc.	Q2 2026 Form 10-Q	21

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
In December 2025, Coupang Corp. announced a customer compensation program to issue approximately $1.2 billion worth of vouchers, beginning in January 2026, to customers who were notified of the Incident at the end of November 2025 that were redeemable for future Coupang purchases. These vouchers are reflected as reductions to the selling price and revenue recognized on each corresponding transaction as they are redeemed. Voucher redemption concluded in mid-April 2026.
We believe that the Incident has increased the Korean government’s focus on our business and may continue to result in additional expenses, including from remediation, inquiries, enforcement actions, and litigation. See Note 10 — “Commitments and Contingencies” to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for information on recent administrative fines.
Fulfillment Center Fire
In July 2026, a fire occurred at one of our leased fulfillment centers located in Incheon, Korea (the “Incheon FC Fire”). We are assessing the impact of the fire on our business, results of operations, and financial conditions. See Note 11 — "Subsequent Event" to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for information.
The Incheon FC Fire has not had a material impact on our third quarter revenue generation or ability to meet customer demand, nor do we expect a significant disruption to our ability to meet future customer demand.

Coupang, Inc.	Q2 2026 Form 10-Q	22

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
Developing Offerings includes more nascent offerings and services, including our on-demand delivery service consisting of Eats in Korea and Rocket Now in Japan, Play, fintech, our retail operations in Taiwan, as well as advertising products associated with these offerings, and also includes Farfetch. Revenues from Developing Offerings are primarily generated from Farfetch, Eats, and Taiwan.

Coupang, Inc.	Q2 2026 Form 10-Q	23

Key Financial and Operating Highlights:

(in millions)	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
Total net revenues	$8,856	$8,524	4%	$17,360	$16,432	6%
Total net revenues, constant currency(1)	$9,404		10%	$17,940		9%
Gross profit(2)	$2,494	$2,561	(3)%	$4,791	$4,877	(2)%
Net (loss) income(4)	$(570)	$31	NM(3)	$(836)	$145	NM(3)
Net (loss) income margin	(6.4)%	0.4%		(4.8)%	0.9%
Adjusted EBITDA(1)	$163	$428	(62)%	$192	$810	(76)%
Adjusted EBITDA margin(1)	1.8%	5.0%		1.1%	4.9%
Net cash provided by operating activities	$367	$545	(33)%	$551	$899	(39)%
Free cash flow(1)	$51	$247	(79)%	$(59)	$363	NM(3)
Segment adjusted EBITDA:
Product Commerce	$382	$663	(42)%	$740	$1,213	(39)%
Developing Offerings	$(219)	$(235)	NM(3)	$(548)	$(403)	NM(3)

	Trailing Twelve Months Ended June 30,		% Change
(in millions)	2026	2025
Net cash provided by operating activities	$1,425	$1,909	(25)%
Free cash flow(1)	$105	$784	(87)%
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
(3)Non-meaningful.
(4)Net loss for the three and six months ended June 30, 2026 includes certain administrative fines of approximately $410 million.
Key Business Metrics

	Three Months Ended
Net revenues per Product Commerce Active Customer	June 30,	March 31,
2026	$301	$300
2026 - constant currency	$321	$303
2025	$307	$294
Percentage change	(2)%	2%
Percentage change - constant currency	5%	3%

(in millions)	Three Months Ended
Product Commerce Active Customers	June 30,	March 31,
2026	24.7	23.9
2025	23.9	23.4
Percentage change	3%	2%
We experienced a lower year-over-year growth rate in Product Commerce Active Customers in the first and second quarters of 2026 primarily due to the impact of the Incident.

Coupang, Inc.	Q2 2026 Form 10-Q	24

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
Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
Net retail sales	$6,744	$6,507	4%	$13,220	$12,595	5%
Net other revenue	2,112	2,017	5%	4,140	3,837	8%
Total net revenues	8,856	8,524	4%	17,360	16,432	6%

Cost of sales	6,362	5,963	7%	12,569	11,555	9%
Operating, general and administrative	3,050	2,412	26%	5,589	4,574	22%
Total operating cost and expenses	9,412	8,375	12%	18,158	16,129	13%

Operating (loss) income	(556)	149	NM(1)	(798)	303	NM(1)
Interest income	42	51	(18)%	86	100	(14)%
Interest expense	(25)	(25)	—%	(38)	(48)	(21)%
Other income (expense), net	6	19	(68)%	(38)	55	NM(1)
(Loss) income before income taxes	(533)	194	NM(1)	(788)	410	NM(1)
Income tax expense	37	163	(77)%	48	265	(82)%
Net (loss) income	$(570)	$31	NM(1)	$(836)	$145	NM(1)
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

Coupang, Inc.	Q2 2026 Form 10-Q	25

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(in millions)	2026	2025	As Reported	Constant Currency	2026	2025	As Reported	Constant Currency
Net retail sales	$6,744	$6,507	4%	10%	$13,220	$12,595	5%	8%
Net other revenue	2,112	2,017	5%	11%	4,140	3,837	8%	12%
Total net revenues	$8,856	$8,524	4%	10%	$17,360	$16,432	6%	9%
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
The following table presents our total net revenues by segment.

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(in millions)	2026	2025	As Reported	Constant Currency	2026	2025	As Reported	Constant Currency
Product Commerce	$7,425	$7,334	1%	8%	$14,601	$14,204	3%	7%
Developing Offerings	1,431	1,190	20%	24%	2,759	2,228	24%	25%
Total net revenues	$8,856	$8,524	4%	10%	$17,360	$16,432	6%	9%
The increase in Product Commerce net revenues for the three and six months ended June 30, 2026 is primarily due to a 5% growth in total net revenues per Product Commerce Active Customer, excluding effects of foreign exchange rates, driven by increased customer engagement within and across more product categories and a 3% increase in our Product Commerce Active Customers. The growth rates for the three and six months ended June 30, 2026 were negatively affected by the Incident’s impact on the growth rate in Product Commerce Active Customers, as well as 7% and 4% from the negative effect of foreign exchange rates, respectively.
The increase in Developing Offerings net revenues for the three and six months ended June 30, 2026 is primarily due to an increase in total net revenues from our growth initiatives, as we are seeing greater levels of customer engagement in these early-stage offerings.
Cost of Sales

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2026	2025		2026	2025
Cost of sales	$6,362	$5,963	$399	$12,569	$11,555	$1,014
As a percentage of revenues	71.8%	70.0%	1.8%	72.4%	70.3%	2.1%
Cost of sales primarily consists of the purchase price of products sold directly to customers where we record revenue gross, and includes logistics costs. Inbound shipping and handling costs to receive products from suppliers are included in inventory and recognized in cost of sales as products are sold. Additionally, cost of sales includes outbound shipping and logistics-related expenses, delivery costs from our restaurant delivery business, and depreciation and amortization expense.
Cost of sales increased mainly due to higher volume from increased sales and customer demand. Cost of sales as a percentage of revenue increased primarily due to an increase for Product Commerce from 67.4% and 68.0% for the three and six months ended June 30, 2025 to 69.5% and 69.6% for the three and six months ended June 30, 2026, primarily from the impact of the Incident, including increased costs in supply chain management and a higher rate of customer discounts. The increase in cost of sales as a percentage of revenue for three months ended June 30, 2026 is partially offset by the decrease for Developing Offerings from 85.6% for the three months ended June 30, 2025 to 84.2% for the three months ended June 30, 2026, resulting from improvements in various offerings, most notably Taiwan. Contributing to the increase in cost of sales as a percentage of revenue for the six months ended June 30, 2026 is the increase for Developing Offerings from 84.9% for the six months ended June 30, 2025 to 87.4% for the six months ended June 30, 2026, which is primarily driven by an increase in costs of sales relative to the growth in revenue as well as growth in certain Developing Offerings initiatives operating with lower margins over the six-month period. We expect cost of sales as a percentage of revenue to remain elevated over the near term as we recover from the Incident.

Coupang, Inc.	Q2 2026 Form 10-Q	26

Operating, General and Administrative Expenses

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in millions)	2026	2025		2026	2025
Operating, general and administrative expenses	$3,050	$2,412	$638	$5,589	$4,574	$1,015
As a percentage of revenues	34.4%	28.3%	6.1%	32.2%	27.8%	4.4%
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
The increase in operating, general and administrative expenses for the three and six months ended June 30, 2026 primarily reflects the impact of certain administrative fines of approximately $410 million as well as increases in fulfillment, technology, and marketing costs to support our continued growth. The administrative fines increased operating, general and administrative expenses as a percentage of revenue by 4.6% and 2.4% for the three and six months ended June 30, 2026, respectively. The remaining increase is due to the lower rate of revenue growth as a result of the Incident. We expect operating, general and administrative expenses as a percentage of revenue to remain elevated over the near term as we recover from the Incident.
Interest Expense
Interest expense primarily consists of interest on our short-term borrowings and long-term debt.
Interest expense remained flat compared to the three months ended June 30, 2025 and decreased $10 million compared to the six months ended June 30, 2025, respectively, due to the interest expense in the prior year periods associated with the Farfetch syndicated term loans that were redeemed in July 2025.
Interest Income
Interest income primarily consists of interest earned on our deposits held with financial institutions.
Interest income for the three and six months ended June 30, 2026 decreased slightly when compared with the prior year periods.
Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	Change	2026	2025	Change
Income tax expense	$37	$163	$(126)	$48	$265	$(217)
Effective tax rate	(6.9)%	84.0%	(91.0)%	(6.1)%	64.6%	(70.7)%
Our tax provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. No income tax benefit was accrued for certain jurisdictions where we anticipate incurring a loss during the full fiscal year as the related deferred tax assets were fully offset by a valuation allowance. Our resulting effective tax rate differs from the applicable statutory rate, primarily due to tax credits, U.S. taxes on foreign earnings such as the inclusion of the NCTI provisions, the valuation allowance against deferred tax assets in loss making jurisdictions, and other permanent differences.
Our tax provision for income taxes for the three and six months ended June 30, 2026 was unfavorably impacted by losses before income taxes in certain jurisdictions for which we receive no tax benefit and certain non-deductible administrative fines discussed in Note 10 — "Commitments and Contingencies" to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q, resulting in a negative effective tax rate.
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

Coupang, Inc.	Q2 2026 Form 10-Q	27

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
Gross profit
Product Commerce	$2,268	$2,390	(5)%	$4,442	$4,541	(2)%
Developing Offerings	226	171	32%	349	336	4%
Gross profit	$2,494	$2,561	(3)%	$4,791	$4,877	(2)%

Adjusted EBITDA
Product Commerce	$382	$663	(42)%	$740	$1,213	(39)%
Developing Offerings	(219)	(235)	NM(2)	(548)	(403)	NM(2)
Adjusted EBITDA(1)	$163	$428	(62)%	$192	$810	(76)%
(1)See “Non-GAAP Financial Measures” below for the reconciliation of the non-GAAP measures with their comparable amounts prepared in accordance with U.S. GAAP.
(2)Non-meaningful.
Product Commerce
The decrease in gross profit for the three and six months ended June 30, 2026 is primarily due to the impact of the Incident, including increased costs in supply chain management and a higher rate of customer discounts.
The decrease in Product Commerce adjusted EBITDA for the three and six months ended June 30, 2026 is primarily due to the impacts of the Incident described above and increases in fulfillment, technology, and marketing costs to support our continued growth.
Developing Offerings
The increase in gross profit for the three and six months ended June 30, 2026 resulted from the growth in revenue described above.
The decreased loss for the three months ended June 30, 2026 in Developing Offerings adjusted EBITDA is primarily the result of the increase in revenue and gross profit described above. The increased loss for the six months ended June 30, 2026 in Developing Offerings adjusted EBITDA is primarily the result of increased investments in our Developing Offerings initiatives, including Taiwan, Play, and Rocket Now over the six-month period.

Coupang, Inc.	Q2 2026 Form 10-Q	28

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
Adjusted EBITDA
• Net income (loss), excluding the effects of:
- depreciation and amortization,
- interest expense,
- interest income,
- other income (expense), net,
- income tax expense (benefit),
- equity-based compensation,
- acquisition and restructuring-related costs,
- impairments, and
- other items not reflective of our ongoing operations, such as certain administrative fines and catastrophic occurrences.
• Provides information to management to evaluate and assess our performance and allocate internal resources.
• We believe Adjusted EBITDA and Adjusted EBITDA Margin are frequently used by investors and other interested parties in evaluating companies in the retail industry for period-to-period comparisons as they remove the impact of certain items that are not representative of our ongoing business, such as material non-cash items, acquisition-related transaction and restructuring costs, significant costs related to certain non-ordinary course legal and regulatory matters, catastrophic losses, and certain variable charges.

Administrative fines include only certain significant regulatory fines and penalties that Coupang does not consider to be normal operating expenses related to the Company’s ongoing operations, revenue generating activities, business strategy, industry, and regulatory environment, as discussed in Note 10 — “Commitments and Contingencies”.
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
Total Net Revenues Growth, Constant Currency	• Total net revenues growth, constant currency (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.

Coupang, Inc.	Q2 2026 Form 10-Q	29

Reconciliation of GAAP to Non-GAAP Measures
Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing Twelve Months Ended June 30,
(in millions)	2026	2025	2026	2025	2026	2025
Net cash provided by operating activities	$367	$545	$551	$899	$1,425	$1,909
Adjustments:
Purchases of land and buildings	(133)	(49)	(196)	(98)	(334)	(300)
Purchases of equipment	(184)	(250)	(417)	(440)	(992)	(832)
Total purchases of property and equipment	(317)	(299)	(613)	(538)	(1,326)	(1,132)
Proceeds from sale of property and equipment	1	1	3	2	6	7
Total adjustments	$(316)	$(298)	$(610)	$(536)	$(1,320)	$(1,125)
Free cash flow	$51	$247	$(59)	$363	$105	$784
Net cash used in investing activities	$(326)	$(299)	$(628)	$(512)	$(1,370)	$(1,036)
Net cash (used in) provided by financing activities	$(134)	$92	$214	$108	$(141)	$119
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Total net revenues	$8,856	$8,524	$17,360	$16,432

Net (loss) income	(570)	31	(836)	145
Net (loss) income margin	(6.4)%	0.4%	(4.8)%	0.9%
Adjustments:
Depreciation and amortization	145	126	288	248
Interest expense	25	25	38	48
Interest income	(42)	(51)	(86)	(100)
Income tax expense	37	163	48	265
Other (income) expense, net	(6)	(19)	38	(55)
Acquisition and restructuring related losses, net	—	40	—	25
Certain administrative fines(1)	410	—	410	—
Equity-based compensation	164	113	292	234
Adjusted EBITDA	$163	$428	$192	$810
Adjusted EBITDA margin	1.8%	5.0%	1.1%	4.9%
(1)Administrative fines include only certain significant regulatory fines and penalties that Coupang does not consider to be normal operating expenses related to the Company’s ongoing operations, revenue generating activities, business strategy, industry, and regulatory environment, as discussed in Note 10 — “Commitments and Contingencies”.

Coupang, Inc.	Q2 2026 Form 10-Q	30

Total Net Revenues, Constant Currency and Total Net Revenues Growth, Constant Currency

	Three Months Ended June 30,				Year over Year Growth
	2026			2025
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$6,744	$417	$7,161	$6,507	4%	10%
Net other revenue	2,112	131	2,243	2,017	5%	11%
Total net revenues	$8,856	$548	$9,404	$8,524	4%	10%

Net Revenues by Segment
Product Commerce	$7,425	$505	$7,930	$7,334	1%	8%
Developing Offerings	1,431	43	1,474	1,190	20%	24%
Total net revenues	$8,856	$548	$9,404	$8,524	4%	10%

	Six Months Ended June 30,				Year over Year Growth
	2026			2025
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$13,220	$441	$13,661	$12,595	5%	8%
Net other revenue	4,140	139	4,279	3,837	8%	12%
Total net revenues	$17,360	$580	$17,940	$16,432	6%	9%

Net Revenues by Segment
Product Commerce	$14,601	$565	$15,166	$14,204	3%	7%
Developing Offerings	2,759	15	2,774	2,228	24%	25%
Total net revenues	$17,360	$580	$17,940	$16,432	6%	9%

Coupang, Inc.	Q2 2026 Form 10-Q	31

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our primary source of liquidity is cash on hand, which is supplemented through various debt financing arrangements and sales of our equity securities. We had total cash, cash equivalents, and restricted cash of $6.2 billion as of June 30, 2026, the majority of which was held by foreign subsidiaries and may not be freely transferable to the United States due to local laws or other restrictions. Additionally, as of June 30, 2026, we had $0.3 billion available under our credit facilities as described below.
The ability of certain subsidiaries to transfer funds or pay dividends to Coupang, Inc. is also restricted due to terms in our credit agreements which require the subsidiaries to meet certain financial covenants, including requirements to maintain a positive net equity balance or having current period income.
As of June 30, 2026 and December 31, 2025, we had stockholders’ equity of $3.0 billion and $4.6 billion, respectively. We may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, particularly with respect to our Developing Offerings segment, which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and planned expansion of services, we plan to acquire and build new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next two years. These contracts have remaining capital expenditures commitments of $181 million as of June 30, 2026. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.
Changes in our cash flows were as follows:

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Net cash provided by operating activities	$551	$899	$(348)
Net cash used in investing activities	(628)	(512)	(116)
Net cash provided by financing activities	214	108	106
Operating Activities

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Net (loss) income	$(836)	$145	$(981)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	1,057	946	111
Change in operating assets and liabilities	330	(192)	522
Net cash provided by operating activities	$551	$899	$(348)
The year-over-year change in operating cash flow was driven by a $981 million decrease to net (loss) income, which includes $410 million for certain administrative fines. These administrative fines were unpaid as of June 30, 2026 and did not impact operating cash flow. Cash provided by operating activities was also impacted by $232 million of cash payments for income taxes. In addition, changes in working capital included a $187 million decrease in inventory and a $150 million increase in accounts payable, primarily reflecting the timing of inventory purchases and vendor payments, as well as a $84 million decrease in other assets due to decreases in deposits and contract assets.
Investing Activities
The increase in cash outflow was mainly driven by a $75 million increase in purchases of property and equipment, primarily related to investments made in our fulfillment and logistics infrastructure.
Financing Activities
The year-over-year change in financing cash flow was primarily driven by an increase of $931 million from proceeds from debt and short-term borrowings, net of repayments. During the six months ended June 30, 2026, we borrowed $750 million under the Revolving Credit Facility for general operating purposes. This was partially offset by our repurchase of 43.7 million shares of Class A common stock for an aggregate amount of $850 million during the six months ended June 30, 2026.

Coupang, Inc.	Q2 2026 Form 10-Q	32

Our Board of Directors has authorized a stock repurchase program for our outstanding shares of Class A common stock. As of June 30, 2026, we had $907 million of availability remaining under the stock repurchase program. Refer to Note 8 — "Supplemental Financial Information" for more information.
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
Capital Resources
We have entered into material unconditional purchase obligations. These contractual commitments primarily relate to technology-related service contracts, fulfillment center construction contracts, and software licenses. For contracts with variable terms, we do not estimate the total obligation beyond any minimum pricing as of the reporting date.
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
Revolving Credit Facility
The Revolving Credit Facility provides for syndicated, unsecured revolving loans with a total borrowing capacity of up to $1.5 billion. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable benchmark rate, including but not limited to Term SOFR, plus an applicable margin ranging from 0.75% to 1.25%. The Revolving Credit Facility contains customary affirmative and negative covenants, including certain financial covenants. During the six months ended June 30, 2026, we borrowed $750 million under the Revolving Credit Facility for general operating purposes and $750 million was outstanding as of June 30, 2026 and is included in “Short-term borrowings”.
Other Credit Facilities
In June 2026, certain of our Korean subsidiaries entered into new unsecured revolving credit facilities with maturity dates in June 2027 and amended an existing credit arrangement with a maturity date in April 2027. The facilities are available for general working capital purposes and provide for aggregate borrowing capacity of approximately $193 million. Borrowings bear interest at floating rates ranging from the Korean certificate of deposit rate plus 1.20% to plus 1.50%. These revolving credit facilities contain customary terms and conditions, including certain affirmative and negative covenants. As of June 30, 2026, there were no amounts outstanding under any of these facilities. During the six months ended June 30, 2026, certain other subsidiaries entered into various unsecured borrowings under other revolving credit facilities, the majority of which mature within twelve months. These credit facilities contain customary affirmative and negative covenants, including certain financial covenants.
Under all other credit facilities, total borrowing capacity at June 30, 2026 was $1.6 billion and aggregate outstanding borrowings totaled $1.2 billion with a weighted average interest rate of 2.89%.
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

Coupang, Inc.	Q2 2026 Form 10-Q	33

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
Interest Rate Risk
As of June 30, 2026, we had cash, cash equivalents, and restricted cash of $6.2 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and do not use any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from some of our variable rate debt as well as our undrawn revolving credit agreements. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to structure a reasonable balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates. As of June 30, 2026, there was a balance of $982 million outstanding under the Revolving Credit Facility and other credit facilities with variable interest rates. An assumed hypothetical 10% change in prevailing interest rates would not have a material impact on our results of operations. Any future borrowings incurred under the Revolving Credit Facility or other revolving credit facilities with variable interest rates would accrue interest at rates subject to current market conditions.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. Our other subsidiaries predominantly utilize their local currencies as their functional currencies. Increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses on the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of approximately $768 million and $1.5 billion, and an immaterial impact on net income for the three and six months ended June 30, 2026, respectively.
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

Coupang, Inc.	Q2 2026 Form 10-Q	34

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2026, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were evaluated, under the supervision and with the participation of our CEO and CFO, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Coupang, Inc.	Q2 2026 Form 10-Q	35

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
The following table summarizes our stock repurchases for the three months ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
April 1 – April 30, 2026	17,715,153	$20.29	17,715,153	$7
May 1 – May 31, 2026	—	$—	—	$1,007
June 1 – June 30, 2026	5,500,000	$18.09	5,500,000	$907
Total	23,215,153		23,215,153
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
(2)Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
c) Trading Plans
Jonathan Lee, our Chief Accounting Officer, adopted a pre-arranged stock trading plan (the “Plan”) in accordance with the SEC guidelines specified under Rule 10b5-1(c) under the Exchange Act and the policies of Coupang regarding stock transactions, to sell up to 8,000 shares of Coupang Class A Common Stock as well as 30% of the shares vesting between July 1, 2026 and July 1, 2027, pursuant to certain equity awards granted to Mr. Lee, excluding any shares withheld by the Company to satisfy federal, state, and local taxes (the “Shares”), subject to certain terms and conditions, beginning no earlier than August 10, 2026. The Plan, which was entered into on May 8, 2026, will terminate upon the earlier of the sale of all Shares pursuant to the Plan or September 15, 2027. Mr. Lee entered into the Plan to primarily satisfy certain tax obligations.

Coupang, Inc.	Q2 2026 Form 10-Q	36

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40115	3.1	November 12, 2021
3.2	Amended and Restated Bylaws of the Registrant.		8-K	001-40115	3.1	June 27, 2024
10.1+	Coupang, Inc. 2021 Equity Incentive Plan (as amended June 30, 2026).	X
10.2+	Form of RSU Award Notice & Agreement for Executives (as amended and restated June 30, 2026).	X
31.1	Chief Executive Officer Section 302 Certification	X
31.2	Chief Financial Officer Section 302 Certification	X
32.1*	Chief Executive Officer Section 906 Certification	X
32.2*	Chief Financial Officer Section 906 Certification	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________

+	Indicates management contract or compensatory plan, contract, or arrangement.
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

Coupang, Inc.	Q2 2026 Form 10-Q	37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Jonathan Lee
Jonathan Lee
Chief Accounting Officer (Principal Accounting Officer)

Dated: August 4, 2026

Coupang, Inc.	Q2 2026 Form 10-Q	38