Form 10-Q
period 2026-09-30
Coupang, Inc.
filed 2026-11-03
CIK 1834584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2026, there were 1,634,494,648 shares of the registrant’s Class A common stock and 157,802,990 shares of the registrant’s Class B common stock, each with a par value of $0.0001 per share, outstanding.

COUPANG, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2026

Coupang, Inc.	Q3 2026 Form 10-Q	1

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
•the outcomes of any tax assessments, claims, litigation, governmental audits, inspections, and investigations, including the ultimate amounts of any fines, fees, or assessments that have been levied and/or paid but are subject to appeal;
•the losses, costs, and liabilities to third parties associated with any catastrophic occurrences, accidents, health and safety incidents, or workforce disruptions, including the losses, costs, and liabilities to third parties associated with the fire that damaged one of our leased fulfillment centers in Incheon, Korea;
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
•the other factors set forth in Part I, Item 1A, under the caption “Risk Factors,” of our 2025 Form 10-K.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-Q.

Coupang, Inc.	Q3 2026 Form 10-Q	2

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
We have defined certain terms and abbreviations used throughout this Form 10-Q in the "Glossary."

Coupang, Inc.	Q3 2026 Form 10-Q	3

Part I. Financial Information

Item 1. Financial Statements (Unaudited)
COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Net retail sales	$7,626	$7,081	$20,846	$19,676
Net other revenue	2,336	2,186	6,476	6,023
Total net revenues	9,962	9,267	27,322	25,699

Cost of sales	7,401	6,547	19,970	18,102
Operating, general and administrative	3,011	2,558	8,600	7,132
Total operating cost and expenses	10,412	9,105	28,570	25,234

Operating (loss) income	(450)	162	(1,248)	465

Interest income	45	52	131	152
Interest expense	(22)	(22)	(60)	(70)
Other (expense) income, net	(87)	(27)	(125)	28
(Loss) income before income taxes	(514)	165	(1,302)	575

Income tax (benefit) expense	(13)	70	35	335

Net (loss) income	$(501)	$95	$(1,337)	$240
Net income attributable to noncontrolling interests	—	—	—	6
Net (loss) income attributable to Coupang stockholders	$(501)	$95	$(1,337)	$234

Earnings per share
Basic	$(0.28)	$0.05	$(0.74)	$0.13
Diluted	$(0.28)	$0.05	$(0.74)	$0.13
Weighted-average shares outstanding
Basic	1,795	1,823	1,806	1,816
Diluted	1,795	1,864	1,806	1,853
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2026 Form 10-Q	4

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net (loss) income	$(501)	$95	$(1,337)	$240

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	384	(79)	154	69
Actuarial gain on defined severance benefits, net of tax	1	2	3	7
Total other comprehensive income (loss)	385	(77)	157	76

Comprehensive (loss) income	(116)	18	(1,180)	316
Comprehensive income attributable to noncontrolling interests	—	—	—	3
Comprehensive (loss) income attributable to Coupang stockholders	$(116)	$18	$(1,180)	$313
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2026 Form 10-Q	5

COUPANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions)	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$5,444	$6,318
Restricted cash	96	94
Accounts receivable, net	357	363
Inventories	2,423	2,256
Prepaids and other current assets	707	660
Total current assets	9,027	9,691

Property and equipment, net	4,227	3,722
Operating lease right-of-use assets	2,989	2,765
Intangible assets, net	162	190
Deferred tax assets	845	596
Long-term lease deposits and other	1,044	823
Total assets	$18,294	$17,787

Liabilities and equity
Accounts payable	$7,532	$6,298
Accrued expenses	572	515
Deferred revenue	239	188
Short-term borrowings	988	960
Current portion of long-term debt	119	—
Current portion of long-term operating lease obligations	645	545
Other current liabilities	1,243	851
Total current liabilities	11,338	9,357

Long-term debt	654	648
Long-term operating lease obligations	2,651	2,482
Defined severance benefits and other	814	677
Total liabilities	15,457	13,164

Commitments and contingencies (Note 10)

Equity
Common stock	—	—
Class A — shares authorized 10,000, outstanding 1,629 and 1,665 Class B — shares authorized 250, outstanding 158 and 158
Additional paid-in capital	8,419	9,025
Accumulated other comprehensive loss	(224)	(381)
Accumulated deficit	(5,358)	(4,021)
Total equity	2,837	4,623
Total liabilities and equity	$18,294	$17,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2026 Form 10-Q	6

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
(unaudited)

	Redeemable Noncontrolling Interests	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in millions)		Shares	Amount
Balance as of December 31, 2024	$75	1,801	$—	$8,736	$(404)	$(4,229)	$(1)	$4,102
Net income	4	—	—	—	—	107	3	110
Foreign currency translation adjustments, net of tax	(3)	—	—	—	(2)	—	—	(2)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	2	—	—	2
Issuance of common stock upon settlement of restricted stock units	—	6	—	—	—	—	—	—
Re-measurement of noncontrolling interest	3	—	—	(3)	—	—	—	(3)
Equity-based compensation	—	—	—	121	—	—	—	121
Acquisition of noncontrolling interest	(51)	—	—	44	—	—	—	44
Dividends paid to noncontrolling interest	(4)	—	—	—	—	—	—	—
Balance as of March 31, 2025	$24	1,807	$—	$8,898	$(404)	$(4,122)	$2	$4,374
Net income (loss)	—	—	—	—	—	32	(1)	31
Foreign currency translation adjustments, net of tax	—	—	—	—	153	—	—	153
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	3	—	—	3
Issuance of common stock upon exercise of stock options	—	1	—	3	—	—	—	3
Issuance of common stock upon settlement of restricted stock units	—	6	—	—	—	—	—	—
Equity-based compensation	—	—	—	113	—	—	—	113
Acquisition of noncontrolling interest	(24)	5	—	11	(2)	—	(1)	8
Balance as of June 30, 2025	$—	1,819	$—	$9,025	$(250)	$(4,090)	$—	$4,685
Net income	—	—	—	—	—	95	—	95
Foreign currency translation adjustments, net of tax	—	—	—	—	(79)	—	—	(79)
Actuarial gain on defined severance benefits, net of tax	—	—	—	—	2	—	—	2
Issuance of common stock upon exercise of stock options	—	1	—	1	—	—	—	1
Issuance of common stock upon settlement of restricted stock units	—	6	—	—	—	—	—	—
Repurchase of Class A common stock	—	(3)	—	(81)	—	—	—	(81)
Equity-based compensation	—	—	—	118	—	—	—	118
Balance as of September 30, 2025	$—	1,823	$—	$9,063	$(327)	$(3,995)	$—	$4,741

Coupang, Inc.	Q3 2026 Form 10-Q	7

	Class A and Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
(in millions)	Shares	Amount
Balance as of December 31, 2025	1,823	$—	$9,025	$(381)	$(4,021)	$4,623
Net loss	—	—	—	—	(266)	(266)
Foreign currency translation adjustments, net of tax	—	—	—	(160)	—	(160)
Actuarial gain on defined severance benefits, net of tax	—	—	—	1	—	1
Issuance of common stock upon exercise of stock options	—	—	1	—	—	1
Issuance of common stock upon settlement of restricted stock units	6	—	—	—	—	—
Repurchase of Class A common stock	(20)	—	(391)	—	—	(391)
Equity-based compensation	—	—	122	—	—	122
Balance as of March 31, 2026	1,809	$—	$8,757	$(540)	$(4,287)	$3,930
Net loss	—	—	—	—	(570)	(570)
Foreign currency translation adjustments, net of tax	—	—	—	(70)	—	(70)
Actuarial gain on defined severance benefits, net of tax	—	—	—	1	—	1
Issuance of common stock upon settlement of restricted stock units	6	—	—	—	—	—
Repurchase of Class A common stock	(23)	—	(465)	—	—	(465)
Equity-based compensation	—	—	161	—	—	161
Balance as of June 30, 2026	1,792	$—	$8,453	$(609)	$(4,857)	$2,987
Net loss	—	—	—	—	(501)	(501)
Foreign currency translation adjustments, net of tax	—	—	—	384	—	384
Actuarial gain on defined severance benefits, net of tax	—	—	—	1	—	1
Issuance of common stock upon exercise of stock options	1	—	1	—	—	1
Issuance of common stock upon settlement of restricted stock units	7	—	—	—	—	—
Repurchase of Class A common stock	(13)	—	(202)	—	—	(202)
Equity-based compensation	—	—	167	—	—	167
Balance as of September 30, 2026	1,787	$—	$8,419	$(224)	$(5,358)	$2,837
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2026 Form 10-Q	8

COUPANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Operating activities
Net (loss) income	$(1,337)	$240
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	437	381
Provision for severance benefits	204	177
Equity-based compensation	450	352
Non-cash operating lease expense	442	369
Deferred income taxes	(218)	(4)
Other	499	178
Change in operating assets and liabilities, net of acquisition:
Accounts receivable, net	6	9
Inventories	(144)	(408)
Other assets	(389)	(405)
Accounts payable	945	935
Accrued expenses	21	(9)
Other liabilities	(153)	(124)
Net cash provided by operating activities	763	1,691

Investing activities
Purchases of property and equipment	(897)	(891)
Proceeds from sale of property and equipment	3	5
Other investing activities	(31)	8
Net cash used in investing activities	(925)	(878)

Financing activities
Proceeds from issuance of common stock, equity-based compensation plan	2	4
Repurchase of Class A common stock	(1,051)	(81)
Proceeds from short-term borrowings and long-term debt	4,331	2,182
Repayment of short-term borrowings and long-term debt	(4,201)	(1,817)
Other financing activities	(1)	(28)
Net cash (used in) provided by financing activities	(920)	260
Effect of exchange rate changes on cash and cash equivalents and restricted cash	210	220
Net (decrease) increase in cash and cash equivalents and restricted cash	(872)	1,293
Cash and cash equivalents and restricted cash, as of beginning of period	6,412	6,031
Cash and cash equivalents and restricted cash, as of end of period	$5,540	$7,324
The accompanying notes are an integral part of these condensed consolidated financial statements.

Coupang, Inc.	Q3 2026 Form 10-Q	9

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
2.    Net Revenues
Details of total net revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net retail sales	$7,626	$7,081	$20,846	$19,676
Third-party merchant services	2,030	1,893	5,629	5,210
Other revenue	306	293	847	813
Total net revenues	$9,962	$9,267	$27,322	$25,699
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
Contract liabilities consist of payments in advance of delivery and customer loyalty credits, which are included in “Deferred revenue” on the condensed consolidated balance sheets. We recognized revenue of $182 million and $140 million for the nine months ended September 30, 2026 and 2025, respectively, which were included in “Deferred revenue” on the consolidated balance sheets as of the beginning of the respective years.

Coupang, Inc.	Q3 2026 Form 10-Q	10

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

Coupang, Inc.	Q3 2026 Form 10-Q	11

Reportable segment financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net revenues
Product Commerce	$8,374	$7,980	$22,975	$22,184
Developing Offerings	1,588	1,287	4,347	3,515
Total net revenues	$9,962	$9,267	$27,322	$25,699
Cost of sales
Product Commerce	$5,998	$5,416	$16,157	$15,079
Developing Offerings	1,403	1,131	3,813	3,023
Total cost of sales	$7,401	$6,547	$19,970	$18,102
Gross profit
Product Commerce	$2,376	$2,564	$6,818	$7,105
Developing Offerings	185	156	534	492
Total gross profit	$2,561	$2,720	$7,352	$7,597
Other segment items (1)
Product Commerce	$1,991	$1,859	$5,693	$5,187
Developing Offerings	454	448	1,351	1,187
Total other segment items	$2,445	$2,307	$7,044	$6,374
Segment adjusted EBITDA
Product Commerce	$385	$705	$1,125	$1,918
Developing Offerings	(269)	(292)	(817)	(695)
Total segment adjusted EBITDA	$116	$413	$308	$1,223
(1)Other segment items relate to operating, general and administrative expense, excluding depreciation and amortization, equity-based compensation expense, impairments and other items that we do not believe are reflective of our ongoing operations. The CODM does not regularly review disaggregated expense information included within “Other segment items” for any individual segment.
Reconciliations of segment profit or loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Total gross profit	$2,561	$2,720	$7,352	$7,597
Operating, general and administrative	(3,011)	(2,558)	(8,600)	(7,132)
Interest expense	(22)	(22)	(60)	(70)
Interest income	45	52	131	152
Other (expense) income, net	(87)	(27)	(125)	28
(Loss) income before income taxes	$(514)	$165	$(1,302)	$575

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Total segment adjusted EBITDA	$116	$413	$308	$1,223
Depreciation and amortization	(149)	(133)	(437)	(381)
Equity-based compensation	(169)	(118)	(461)	(352)
Acquisition and restructuring related losses, net	—	—	—	(25)
Certain administrative fines(1)	—	—	(410)	—
Incheon FC Fire losses (see Note 8)	(248)	—	(248)	—
Interest expense	(22)	(22)	(60)	(70)
Interest income	45	52	131	152
Other (expense) income, net	(87)	(27)	(125)	28
(Loss) income before income taxes	$(514)	$165	$(1,302)	$575
Note: Amounts may not foot due to rounding.
(1)Administrative fines include only certain significant regulatory fines and penalties that Coupang does not consider to be normal operating expenses related to the Company’s ongoing operations, revenue generating activities, business strategy, industry, and regulatory environment, as discussed in Note 10 — “Commitments and Contingencies”.

Coupang, Inc.	Q3 2026 Form 10-Q	12

4.    Defined Severance Benefits
Net periodic benefit costs consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Current service costs	$64	$56	$184	$158
Interest cost	6	4	17	12
Amortization of:
Net actuarial loss	1	2	3	7
Net periodic benefit cost	$71	$62	$204	$177
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
Our tax provision for income taxes for the three and nine months ended September 30, 2026 was unfavorably impacted by losses before income taxes in certain jurisdictions for which we receive no tax benefit, resulting in a negative effective tax rate for the nine months ended September 30, 2026. Certain non-deductible administrative fines discussed in Note 10 — "Commitments and Contingencies" also negatively impacted our tax provision for income taxes and effective tax rate for the nine months ended September 30, 2026.
The realization of our deferred tax assets primarily depends on the generation of future taxable income. Based on our current assessment, it is possible that our future results of operations in the U.S. could result in the need to record an additional valuation allowance against our U.S. deferred tax assets within the next twelve months. We continue to monitor the realizability of our deferred tax assets on a quarterly basis and will adjust the valuation allowance in the period where evidence indicates that it is more likely than not that these assets will not be realized.
In June 2026, the NTS completed an audit of the income tax and value added tax filings of certain of our Korean operating subsidiaries with respect to the 2021 to 2025 tax years and issued formal assessments of the tax audit results. The assessments primarily focused on transfer pricing and transactions between our Korean subsidiaries, Coupang Corp. and CFS. While we file a consolidated corporate income tax return in Korea, the assessments propose disallowing income tax deductions for services provided by CFS to Coupang Corp. and other tax adjustments. In the assessments, the NTS was seeking an additional tax payment, including penalties and interest, of approximately $208 million.
We disagree with the proposed adjustments and intend to vigorously defend our positions through available administrative remedies and, if necessary, judicial proceedings. We concluded, based on the technical and legal merits of our tax positions, that it is more likely than not our tax positions will ultimately be sustained on appeal. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for the issues described in the formal assessments within the next twelve months. Certain amounts assessed by the NTS became payable during the appeals process, and during the third quarter of 2026, we made a cash payment associated with the assessment, net of related refunds received, of $102 million. The net amount paid would be refunded in full, or in part, if our tax positions are ultimately sustained. The payment made is recorded in “Long-term lease deposits and other” on the condensed consolidated balance sheets as of September 30, 2026 and did not affect our condensed consolidated statements of operations. The remaining amounts assessed are not due during the appeals process.
As of September 30, 2026, we believe our allowances for income tax contingencies are adequate. We believe that adequate amounts have been reserved in accordance with ASC 740 for any adjustments to the provision for income taxes or other tax items that may ultimately result from these audits. When performing our evaluation, we consulted with outside advisors, and we reviewed and considered relevant laws, rules, and regulations, including, but not limited to, relevant case law. We also considered our intention to vigorously defend our positions and assert our various well-founded legal claims through every available avenue of appeal.
6.    Earnings per Share
Basic earnings per share is computed by dividing net income attributable to Coupang stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income

Coupang, Inc.	Q3 2026 Form 10-Q	13

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
The following table presents the calculation of basic and diluted earnings per share attributable to Coupang stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to Coupang stockholders	$(501)	$95	$(1,337)	$234

Denominator:
Weighted-average shares used in computing net income per share attributable to Class A and Class B common stockholders:
Basic	1,795	1,823	1,806	1,816
Dilutive effect of equity compensation awards	—	41	—	37
Diluted	1,795	1,864	1,806	1,853

Earnings per share:
Basic	$(0.28)	$0.05	$(0.74)	$0.13
Diluted	$(0.28)	$0.05	$(0.74)	$0.13

Anti-dilutive shares	19	—	22	—
Note: Amounts may not foot due to rounding.
7.    Fair Value Measurement
Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are reported in one of the three levels reflecting the significant inputs used to determine fair value.
The following table summarizes our financial assets and financial liabilities that are measured at fair value on a recurring basis:

(in millions)	Classification	Measurement Level	September 30, 2026	December 31, 2025
Financial assets
Money market trust	Cash and cash equivalents	Level 1	$2,493	$2,262
Money market fund	Cash and cash equivalents	Level 1	$99	$548
Money market trust	Restricted cash	Level 1	$92	$90
8.    Supplemental Financial Information
Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
(in millions)	2026	2025
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$461	$136
Cash paid for the amount used to measure the operating lease liabilities	$564	$461
Operating lease assets obtained in exchange for lease obligations	$445	$652
Net increase to operating lease right-of-use assets resulting from remeasurements of lease obligations	$105	$325
Non-cash investing and financing activities
(Decrease) increase in property and equipment-related accounts payable	$(69)	$22

Coupang, Inc.	Q3 2026 Form 10-Q	14

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown within the condensed consolidated statements of cash flows:

(in millions)	September 30, 2026	December 31, 2025
Current assets
Cash and cash equivalents	$5,444	$6,318
Restricted cash	96	94
Total cash, cash equivalents, and restricted cash	$5,540	$6,412
Supplier Financing Arrangements
Confirmed invoices owed to financial institutions under supplier financing arrangements were as follows:

(in millions)	September 30, 2026	December 31, 2025
Amounts included in accounts payable	$596	$485
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes all changes in equity during a period that have yet to be recognized in income. The major components are foreign currency translation adjustments and actuarial gains (losses) on our defined severance benefits. As of September 30, 2026 and December 31, 2025, the ending balance in accumulated other comprehensive income (loss) related to foreign currency translation adjustments was $(143) million and $(297) million, respectively, and the amount related to actuarial losses on defined severance benefits was $(81) million and $(84) million, respectively.
Stock Repurchase Program
Our Board of Directors authorized a stock repurchase program for our outstanding shares of Class A common stock. We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means in accordance with applicable securities laws and other restrictions. The program has no expiration date, and we are not obligated to repurchase any portion of our total authorization. During the three and nine months ended September 30, 2026, we repurchased 12.7 million and 56.4 million shares of Class A common stock for an aggregate amount of $201 million and $1.1 billion, excluding excise taxes, respectively. As of September 30, 2026, we had $706 million of availability remaining under the stock repurchase program.
Fulfillment Center Fire
In July 2026, a fire occurred at one of our leased fulfillment centers located in Incheon, Korea (the “Incheon FC Fire”), resulting in significant damage to the facility and related leasehold improvements, equipment, and inventory. The Incheon FC Fire resulted in an increase to our operating loss and loss before income taxes of $248 million for the three and nine months ended September 30, 2026, including inventory losses of $95 million in “Cost of sales” and fixed asset impairments and other related losses of $153 million in “Operating, general and administrative” on the condensed consolidated statements of operations.
We maintain property and liability insurance coverage for various insured events, including fires, and intend to pursue available claims. Whether and to what extent we may recover insurance proceeds related to these losses is currently unknown, and as such, no insurance recoveries have been recognized. We may incur additional liabilities and costs related to the fire that are currently unknown or unquantifiable, including, but not limited to, damage to, and loss of use of, the facility, remediation costs, regulatory penalties, litigation, liabilities to third parties, and other losses.
9.    Short-term Borrowings and Long-term Debt
Short-term Borrowings
Revolving Credit Facility
The Revolving Credit Facility provides syndicated, unsecured revolving loans with a total borrowing capacity of up to $1.5 billion. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable benchmark rate, including but not limited to Term SOFR, plus an applicable margin ranging from 0.75% to 1.25%. The Revolving Credit Facility contains customary affirmative and negative covenants, including certain financial covenants. During the nine months ended September 30, 2026, we borrowed $750 million under the Revolving Credit Facility for general operating purposes. In September 2026, we repaid the $750 million outstanding balance on the Revolving Credit Facility. As of September 30, 2026, there was no balance outstanding on the Revolving Credit Facility.

Coupang, Inc.	Q3 2026 Form 10-Q	15

Other Credit Facilities
During 2026, certain of our Korean subsidiaries entered into new unsecured revolving credit facilities and amended an existing credit arrangement, each with maturity dates in 2027. These facilities are available for general working capital purposes and provide for aggregate borrowing capacity of approximately $661 million. Borrowings bear interest at floating rates ranging from the Korean certificate of deposit rate plus 0.94% to plus 1.55%. These revolving credit facilities contain customary terms and conditions, including certain affirmative and negative covenants. As of September 30, 2026, there were no amounts outstanding under any of these facilities.
During the nine months ended September 30, 2026, certain other subsidiaries entered into various unsecured borrowing arrangements under other revolving credit facilities, all of which mature within twelve months. These credit facilities contain customary affirmative and negative covenants, including certain financial covenants.
Under all other credit facilities, total borrowing capacity at September 30, 2026 was $1.7 billion and aggregate outstanding borrowings totaled $988 million with a weighted average interest rate of 2.87%.
Long-term Debt
Our long-term debt is recorded at amortized cost. The fair value is estimated using Level 2 inputs based on our current interest rates for similar types of borrowing arrangements. The carrying amount of long-term debt approximates its fair value as of September 30, 2026 and December 31, 2025 due primarily to the interest rates approximating market interest rates.
We were in compliance with the financial covenants for each of our borrowings and debt agreements as of September 30, 2026.
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

Coupang, Inc.	Q3 2026 Form 10-Q	16

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

In November 2025, Coupang became aware of a data incident involving unauthorized access to customer accounts by a former employee (the “Incident”). On January 6, 2026, a putative securities class action was filed against Coupang and certain of its officers and directors, as well as Coupang Corp., in the United States District Court for the Western District of Washington on behalf of persons who purchased or acquired shares of Coupang Class A common stock between May 7, 2025 and December 16, 2025. This action, Lee and Park v. Coupang, Inc., alleges false and misleading statements related to the Incident in violation of Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 of the Exchange Act. The action seeks unspecified damages, attorney’s fees, and other costs and expenses. On January 6, 2026, a stockholder derivative action, Warga v. Bom Kim, et. al., was filed in the United States District Court for the Northern District of California and on March 24, 2026, a derivative action, Wilson v. Coupang, was filed in the Western District of Washington. The derivative actions, which are based on the Incident, were filed against Coupang’s directors and certain of its officers, and against Coupang as a nominal defendant. They assert claims for breach of fiduciary duty and violations of securities laws and seek various remedies, including damages and improvements to governance and procedures. On February 6, 2026, a putative class action was filed in the United States District Court for the Eastern District of New York. This action, Lee and Park, v. Coupang, Inc. and Bom Kim, was also based on the Incident but alleged negligence, unjust enrichment, and violations of New York law on the part of Coupang and Mr. Kim related to allegedly being responsible for and overseeing data security for Coupang. On October 5, 2026, this matter was voluntarily dismissed by the plaintiffs. A reasonable estimate of the amount of any possible loss or range of loss resulting from the putative class action or the stockholder derivative actions cannot be made at this time. Accordingly, we can provide no assurances as to the scope and outcome of these matters and no assurances as to whether our business, financial position, results of operations, or cash flows will not be materially adversely affected. We intend to vigorously defend against these related actions. Aside from the aforementioned actions, there have been additional demands on our Board of Directors and a Delaware Section 220 records inspection demand based on the Incident. These demands are currently being evaluated.
Competition-Related Matters
In June 2021, the KFTC initiated an investigation into a potential violation of the Monopoly Regulation and Fair Trade Act by two of our Korean subsidiaries, Coupang Corp. and CPLB, including certain alleged treatment of private labelled products provided by CPLB. In June 2024, the KFTC publicly announced that as a result of their investigation, they determined that Coupang Corp.’s product rankings disclosure violated Korean law (a regulatory finding subject to judicial review), and that they would impose an administrative fine on Coupang Corp., direct Coupang Corp. and CPLB to take certain related corrective actions, and refer the matter for criminal prosecution. In the second quarter of 2024, we accrued an administrative fine of approximately $121 million. Coupang Corp. paid the administrative fine in six installments over two years and made the first payment in October 2024 and the last payment in June 2026.
In August 2024, Coupang Corp. and CPLB received the KFTC’s formal written decision, and in September 2024, Coupang Corp. and CPLB appealed such decision. That appeal is pending. Hearings of the administrative litigation action began in November 2024 and are continuing. Coupang Corp. and CPLB also filed a preliminary injunction with the Seoul High Court to stay the fine and corrective orders during the pendency of the appeal. In October 2024, the Seoul High Court granted Coupang Corp.’s and CPLB’s request for suspension of the KFTC’s corrective orders, but dismissed the request for a stay of the KFTC’s administrative fine. The

Coupang, Inc.	Q3 2026 Form 10-Q	17

KFTC subsequently appealed the Seoul High Court’s decision to grant a suspension of the corrective orders and in February 2025, the Supreme Court of Korea dismissed the KFTC’s appeal. In November 2024, in response to the KFTC’s criminal referral, the Seoul Eastern District Prosecutors’ Office initiated a criminal investigation into Coupang Corp. and CPLB. The Seoul Eastern District Prosecutors’ Office issued an indictment dated May 1, 2025, on the same underlying facts as the administrative case. The criminal trial proceedings have begun at the Seoul Eastern District Court. Hearings for the criminal trial proceedings began in October 2025 and are continuing. The maximum penalty under the indictment is a fine of approximately $200,000. We intend to vigorously defend against these charges in court.
In July 2024, the KFTC began an investigation into allegations that Coupang Corp. provided benefits only to merchants who set their transaction conditions on Eats to be equivalent to those on competing delivery apps. In October 2025, the KFTC issued an examiner's report alleging that such conduct constituted a violation of the Fair Trade Act. In the event Coupang Corp. is ultimately found to have acted in violation of the law, a fine could be imposed. Coupang Corp. submitted its response to the examiner’s report and KFTC hearings were held in October 2026.
In September 2024, the KFTC began an investigation of Coupang Corp. related to potential violations of Korea’s Fair Trade Act concerning the bundling of Eats benefits with the WOW membership. The KFTC issued an examiner’s report in October 2025 arguing that such bundling is impermissible under the Fair Trade Act. In the event Coupang Corp. is ultimately found to have acted in violation of the law, a fine could be imposed and Coupang Corp. may be required to separate the Eats benefit from the WOW membership and customers would need to purchase this benefit separately. Coupang Corp. submitted its response to the examiner’s report and KFTC hearings were held in October 2026.
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
The PIPC’s regulatory findings and penalties are subject to judicial review. Coupang Corp. intends to vigorously pursue judicial relief in the Seoul Administrative Court. Payments to the PIPC are not automatically stayed unless a stay is granted and are not deductible for income tax purposes. During the second quarter of 2026, we recognized the $410 million administrative fines assessed by the PIPC within operating, general and administrative expenses, which was unpaid and included in “Other current liabilities” on the condensed consolidated balance sheets as of September 30, 2026.
On September 10, 2026, Coupang Corp. received the PIPC's formal written decisions, confirming the findings, penalties, and corrective orders announced on June 10, 2026. On October 7, 2026, Coupang Corp. filed with the Seoul Administrative Court both an administrative lawsuit appealing the decision and a preliminary injunction to stay the administrative fines and corrective orders during the pendency of the litigation. In October 2026, a hearing to stay the administrative fines and corrective orders took place.
Separately, on October 8, 2026, Coupang Corp. received approval from the PIPC to pay the administrative fines in six installments over a two-year period.
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

Coupang, Inc.	Q3 2026 Form 10-Q	18

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

Coupang, Inc.	Q3 2026 Form 10-Q	19

Glossary
We use terms throughout this Form 10-Q that are specific to Coupang or that are abbreviations that may not be commonly known or used. Below is a list of these terms used in this Form 10-Q and our 2025 Form 10-K.

Term	Definition
2021 Plan*	Our 2021 Equity Incentive Plan
AI	Artificial intelligence
ASU	Accounting Standards Update
Brand*	Our Coupang brand or our associated brands and marks
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFS*	Coupang Fulfillment Services, Ltd, a wholly-owned subsidiary of Coupang Corp.
CISO	Chief Information Security Officer
CODM	Chief Operating Decision Maker
common stock	Class A common stock and Class B common stock, collectively
Coupang*	Coupang, Inc. together with its consolidated subsidiaries
Coupang Corp.*	Our wholly-owned Korean subsidiary
CPLB*	Coupang Private Label Brands
Eats*	Our third-party merchant order and on-demand delivery services in Korea
EBITDA	Earnings before interest, taxes, depreciation, and amortization
EFTA	Korea’s Electronic Financial Transactions Act
Exchange Act	Securities Exchange Act of 1934, as amended
Farfetch*	Our global luxury fashion marketplace
FASB	Financial Accounting Standards Board
FC Fire*	A fire that extensively damaged our Deokpyeong fulfillment center in June 2021
FLC*	Our fulfillment and logistics by Coupang offering
Form 10-K	Annual Report on Form 10-K
Form 10-Q	Quarterly Report on Form 10-Q
Incheon FC Fire*	A fire that significantly damaged our Incheon, Korea leased fulfillment center in July 2026
Incident*	A data incident involving unauthorized access to customer accounts that we became aware of in November 2025
IP	Intellectual property
KFTC	Korea Fair Trade Commission
Korea	Republic of Korea
KRW	Korean Won
LP	Limited Partnership
NCTI	Net Controlled Foreign Corporation Tested Income
NOL	Net operating loss
NTS	Korea National Tax Service
NYSE	New York Stock Exchange
OECD	Organization for Economic Co-operation and Development
Pay*	Our digital financial services offering in Korea that provides our customers with convenient payment processing
PIPA	Korea’s Personal Information Protection Act
PIPC	Korea’s Personal Information Protection Commission
Play*	Our online content streaming service in Korea
Revolving Credit Facility*	Our five-year revolving credit agreement entered into in June 2025
Rocket Delivery*	Our free next-day delivery service
Rocket Fresh*	Our fresh grocery delivery services
Rocket Now*	Our third-party merchant order and on-demand delivery services in Japan
ROU	Right-of-use
RSU	Restricted stock unit

Coupang, Inc.	Q3 2026 Form 10-Q	20

SEC	U.S. Securities and Exchange Commission
Serious Accidents Act	Korea’s Act on Punishment for Serious Accidents
Securities Act	Securities Act of 1933, as amended
Term SOFR	Term secured overnight financing rate
U.S.	United States of America
USD	U.S. dollar
U.S. GAAP	Accounting principles generally accepted in the U.S.
_____________

*	Indicates company-specific terms

Coupang, Inc.	Q3 2026 Form 10-Q	21

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
Fulfillment Center Fire
In the third quarter of 2026, we recognized losses related to the impact of the Incheon FC Fire on our results of operations and financial condition. See Note 8 — "Supplemental Financial Information" to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for information.
The lease for the facility commenced in March 2024 and expires in June 2034 and remains in effect following the Incheon FC Fire. The loss of capacity from the facility is being absorbed by our other existing facilities. The Incheon FC Fire did not have a material impact on our third quarter revenue generation or ability to meet customer demand, nor do we expect a significant disruption to our ability to meet future customer demand.

Coupang, Inc.	Q3 2026 Form 10-Q	22

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

Coupang, Inc.	Q3 2026 Form 10-Q	23

Key Financial and Operating Highlights:

(in millions)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
Total net revenues	$9,962	$9,267	7%	$27,322	$25,699	6%
Total net revenues, constant currency(1)	$10,252		11%	$28,192		10%
Gross profit(2)(5)	$2,561	$2,720	(6)%	$7,352	$7,597	(3)%
Net (loss) income(4)(5)	$(501)	$95	NM(3)	$(1,337)	$240	NM(3)
Net (loss) income margin	(5.0)%	1.0%		(4.9)%	0.9%
Adjusted EBITDA(1)	$116	$413	(72)%	$308	$1,223	(75)%
Adjusted EBITDA margin(1)	1.2%	4.5%		1.1%	4.8%
Net cash provided by operating activities	$212	$792	(73)%	$763	$1,691	(55)%
Free cash flow(1)	$(72)	$442	NM(3)	$(131)	$805	NM(3)
Segment adjusted EBITDA:
Product Commerce	$385	$705	(45)%	$1,125	$1,918	(41)%
Developing Offerings	$(269)	$(292)	NM(3)	$(817)	$(695)	NM(3)

	Trailing Twelve Months Ended September 30,		% Change
(in millions)	2026	2025
Net cash provided by operating activities	$845	$2,367	(64)%
Free cash flow(1)	$(409)	$1,268	NM(3)
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
(3)Non-meaningful.
(4)Net loss for the nine months ended September 30, 2026 includes certain administrative fines of approximately $410 million.
(5)Gross profit for the three and nine months ended September 30, 2026 includes inventory losses of $95 million from the Incheon FC Fire. Net loss for the three and nine months ended September 30, 2026 includes a loss of $180 million related to the Incheon FC Fire, net of taxes.
Key Business Metrics

	Three Months Ended
Net revenues per Product Commerce Active Customer	September 30,	June 30,	March 31,
2026	$332	$301	$300
2026 - constant currency	$342	$321	$303
2025	$323	$307	$294
Percentage change	3%	(2)%	2%
Percentage change - constant currency	6%	5%	3%

(in millions)	Three Months Ended
Product Commerce Active Customers	September 30,	June 30,	March 31,
2026	25.2	24.7	23.9
2025	24.7	23.9	23.4
Percentage change	2%	3%	2%
We experienced a lower year-over-year growth rate in Product Commerce Active Customers in each quarter of 2026 primarily due to the impact of the Incident.

Coupang, Inc.	Q3 2026 Form 10-Q	24

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

Coupang, Inc.	Q3 2026 Form 10-Q	25

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
Net retail sales	$7,626	$7,081	8%	$20,846	$19,676	6%
Net other revenue	2,336	2,186	7%	6,476	6,023	8%
Total net revenues	9,962	9,267	7%	27,322	25,699	6%

Cost of sales	7,401	6,547	13%	19,970	18,102	10%
Operating, general and administrative	3,011	2,558	18%	8,600	7,132	21%
Total operating cost and expenses	10,412	9,105	14%	28,570	25,234	13%

Operating (loss) income	(450)	162	NM(1)	(1,248)	465	NM(1)
Interest income	45	52	(13)%	131	152	(14)%
Interest expense	(22)	(22)	—%	(60)	(70)	(14)%
Other (expense) income, net	(87)	(27)	222%	(125)	28	NM(1)
(Loss) income before income taxes	(514)	165	NM(1)	(1,302)	575	NM(1)
Income tax (benefit) expense	(13)	70	NM(1)	35	335	(90)%
Net (loss) income	$(501)	$95	NM(1)	$(1,337)	$240	NM(1)
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

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(in millions)	2026	2025	As Reported	Constant Currency	2026	2025	As Reported	Constant Currency
Net retail sales	$7,626	$7,081	8%	11%	$20,846	$19,676	6%	9%
Net other revenue	2,336	2,186	7%	10%	6,476	6,023	8%	11%
Total net revenues	$9,962	$9,267	7%	11%	$27,322	$25,699	6%	10%
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

Coupang, Inc.	Q3 2026 Form 10-Q	26

The following table presents our total net revenues by segment.

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(in millions)	2026	2025	As Reported	Constant Currency	2026	2025	As Reported	Constant Currency
Product Commerce	$8,374	$7,980	5%	8%	$22,975	$22,184	4%	7%
Developing Offerings	1,588	1,287	23%	27%	4,347	3,515	24%	25%
Total net revenues	$9,962	$9,267	7%	11%	$27,322	$25,699	6%	10%
The increase in Product Commerce net revenues for the three and nine months ended September 30, 2026 is primarily due to a 6% growth in total net revenues per Product Commerce Active Customer, excluding effects of foreign exchange rates, driven by increased customer engagement within and across more product categories and a 2% increase in our Product Commerce Active Customers. The growth rates for the three and nine months ended September 30, 2026 were negatively affected by the Incident’s impact on the growth rate in Product Commerce Active Customers, as well as 3% from the negative effect of foreign exchange rates.
The increase in Developing Offerings net revenues for the three and nine months ended September 30, 2026 is primarily due to an increase in total net revenues from our growth initiatives, as we are seeing greater levels of customer engagement in these early-stage offerings.
Cost of Sales

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2026	2025		2026	2025
Cost of sales	$7,401	$6,547	$854	$19,970	$18,102	$1,868
As a percentage of revenues	74.3%	70.6%	3.6%	73.1%	70.4%	2.7%
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
Cost of sales increased mainly due to higher volume from increased sales and customer demand and the $95 million Product Commerce inventory loss from the Incheon FC Fire. Cost of sales as a percentage of revenue increased primarily due to an increase for Product Commerce from 67.9% and 68.0% for the three and nine months ended September 30, 2025 to 71.6% and 70.3% for the three and nine months ended September 30, 2026, primarily from the impact of the Incident, including increased costs in supply chain management and a higher rate of customer discounts. In addition, the inventory losses from the Incheon FC Fire increased Product Commerce cost of sales as a percentage of revenue by approximately 1.1% and 0.4% for the three and nine months ended September 30, 2026, respectively. We expect Product Commerce cost of sales as a percentage of revenue to remain elevated over the near term as we recover from the Incident. Contributing to the increase in cost of sales as a percentage of revenue for the three and nine months ended September 30, 2026 is the increase for Developing Offerings from 87.9% and 86.0% for the three and nine months ended September 30, 2025 to 88.4% and 87.7% for the three and nine months ended September 30, 2026, which is primarily driven by an increase in costs of sales relative to the growth in revenue as well as growth in certain Developing Offerings initiatives operating with lower margins.
Operating, General and Administrative Expenses

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in millions)	2026	2025		2026	2025
Operating, general and administrative expenses	$3,011	$2,558	$453	$8,600	$7,132	$1,468
As a percentage of revenues	30.2%	27.6%	2.6%	31.5%	27.8%	3.7%
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

Coupang, Inc.	Q3 2026 Form 10-Q	27

The increase in operating, general and administrative expenses for the three and nine months ended September 30, 2026 primarily reflects increases in fulfillment, technology, and marketing costs to support our continued growth, as well as $153 million of losses related to the Incheon FC Fire, including fixed asset impairment losses and other directly-related losses. The increase for the nine months ended September 30, 2026 also reflects the impact of certain administrative fines of approximately $410 million. The Incheon FC Fire losses increased operating, general and administrative expenses as a percentage of revenue by 1.5% and 0.6% for the three and nine months ended September 30, 2026, respectively. In addition, the administrative fines increased operating, general and administrative expenses as a percentage of revenue by 1.5% for the nine months ended September 30, 2026. The remaining increase was primarily attributable to lower revenue growth resulting from the Incident. We expect operating, general and administrative expenses as a percentage of revenue to remain elevated over the near term as we recover from the Incident.
Interest Expense
Interest expense primarily consists of interest on our short-term borrowings and long-term debt.
Interest expense remained flat compared to the three months ended September 30, 2025 and decreased $10 million compared to the nine months ended September 30, 2025, respectively, due to the interest expense in the prior year periods associated with the Farfetch syndicated term loans that were redeemed in July 2025.
Interest Income
Interest income primarily consists of interest earned on our deposits held with financial institutions.
Interest income for the three and nine months ended September 30, 2026 decreased slightly when compared with the prior year periods.
Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	Change	2026	2025	Change
Income tax expense	$(13)	$70	$(83)	$35	$335	$(300)
Effective tax rate	2.5%	42.4%	(39.9)%	(2.7)%	58.3%	(60.9)%
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
Our tax provision for income taxes for the three and nine months ended September 30, 2026 was unfavorably impacted by losses before income taxes in certain jurisdictions for which we receive no tax benefit, resulting in a negative effective tax rate for the nine months ended September 30, 2026. Certain non-deductible administrative fines discussed in Note 10 — "Commitments and Contingencies" to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q also negatively impacted our tax provision for income taxes and effective tax rate for the nine months ended September 30, 2026.
The realization of our deferred tax assets primarily depends on the generation of future taxable income. Based on our current assessment, it is possible that our future results of operations in the U.S. could result in the need to record an additional valuation allowance against our U.S. deferred tax assets within the next twelve months. We continue to monitor the realizability of our deferred tax assets on a quarterly basis and will adjust the valuation allowance in the period where evidence indicates that it is more likely than not that these assets will not be realized.

Coupang, Inc.	Q3 2026 Form 10-Q	28

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2026	2025	% Change	2026	2025	% Change
Gross profit
Product Commerce	$2,376	$2,564	(7)%	$6,818	$7,105	(4)%
Developing Offerings	185	156	19%	534	492	9%
Gross profit	$2,561	$2,720	(6)%	$7,352	$7,597	(3)%

Adjusted EBITDA
Product Commerce	$385	$705	(45)%	$1,125	$1,918	(41)%
Developing Offerings	(269)	(292)	NM(2)	(817)	(695)	NM(2)
Adjusted EBITDA(1)	$116	$413	(72)%	$308	$1,223	(75)%
(1)See “Non-GAAP Financial Measures” below for the reconciliation of the non-GAAP measures with their comparable amounts prepared in accordance with U.S. GAAP.
(2)Non-meaningful.
Product Commerce
The decrease in gross profit for the three and nine months ended September 30, 2026 is primarily due to the impact of the Incident, including increased costs in supply chain management and a higher rate of customer discounts, as well as the $95 million inventory losses from the Incheon FC Fire.
The decrease in Product Commerce adjusted EBITDA for the three and nine months ended September 30, 2026 is primarily due to the impacts of the Incident described above and increases in fulfillment, technology, and marketing costs to support our continued growth.
Developing Offerings
The increase in gross profit for the three and nine months ended September 30, 2026 resulted from the growth in revenue described above.
The decreased loss for the three months ended September 30, 2026 in Developing Offerings adjusted EBITDA is primarily the result of the increase in revenue and gross profit described above. The increased loss for the nine months ended September 30, 2026 in Developing Offerings adjusted EBITDA is primarily the result of increased investments in our Developing Offerings initiatives, including Taiwan, Play, and Rocket Now over the nine-month period.

Coupang, Inc.	Q3 2026 Form 10-Q	29

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
Adjusted EBITDA
• Net income (loss), excluding the effects of:
- depreciation and amortization,
- interest expense,
- interest income,
- other income (expense), net,
- income tax expense (benefit),
- equity-based compensation,
- acquisition and restructuring-related costs, net,
- impairments, and
- other items not reflective of our ongoing operations, such as certain administrative fines and catastrophic occurrences.
• Provides information to management to evaluate and assess our performance and allocate internal resources.
• We believe Adjusted EBITDA and Adjusted EBITDA Margin are frequently used by investors and other interested parties in evaluating companies in the retail industry for period-to-period comparisons as they remove the impact of certain items that are not representative of our ongoing business, such as material non-cash items, acquisition-related transaction and restructuring costs, significant costs related to certain non-ordinary course legal and regulatory matters, catastrophic losses (such as the Incheon FC Fire), and certain variable charges.

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
Total Net Revenues Growth, Constant Currency	• Total net revenues growth, constant currency (as a percentage) is calculated by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period exchange rates.

Coupang, Inc.	Q3 2026 Form 10-Q	30

Reconciliation of GAAP to Non-GAAP Measures
Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve Months Ended September 30,
(in millions)	2026	2025	2026	2025	2026	2025
Net cash provided by operating activities	$212	$792	$763	$1,691	$845	$2,367
Adjustments:
Purchases of land and buildings	(72)	(78)	(268)	(176)	(328)	(190)
Purchases of equipment	(212)	(275)	(629)	(715)	(929)	(915)
Total purchases of property and equipment	(284)	(353)	(897)	(891)	(1,257)	(1,105)
Proceeds from sale of property and equipment	—	3	3	5	3	6
Total adjustments	$(284)	$(350)	$(894)	$(886)	$(1,254)	$(1,099)
Free cash flow	$(72)	$442	$(131)	$805	$(409)	$1,268
Net cash used in investing activities	$(297)	$(366)	$(925)	$(878)	$(1,301)	$(1,019)
Net cash (used in) provided by financing activities	$(1,134)	$152	$(920)	$260	$(1,427)	$280
Adjusted EBITDA and Adjusted EBITDA Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Total net revenues	$9,962	$9,267	$27,322	$25,699

Net (loss) income	(501)	95	(1,337)	240
Net (loss) income margin	(5.0)%	1.0%	(4.9)%	0.9%
Adjustments:
Depreciation and amortization	149	133	437	381
Interest expense	22	22	60	70
Interest income	(45)	(52)	(131)	(152)
Income tax (benefit) expense	(13)	70	35	335
Other (income) expense, net	87	27	125	(28)
Acquisition and restructuring related losses, net	—	—	—	25
Certain administrative fines(1)	—	—	410	—
Incheon FC Fire losses	248	—	248	—
Equity-based compensation	169	118	461	352
Adjusted EBITDA	$116	$413	$308	$1,223
Adjusted EBITDA margin	1.2%	4.5%	1.1%	4.8%
(1)Administrative fines include only certain significant regulatory fines and penalties that Coupang does not consider to be normal operating expenses related to the Company’s ongoing operations, revenue generating activities, business strategy, industry, and regulatory environment, as discussed in Note 10 — “Commitments and Contingencies”.

Coupang, Inc.	Q3 2026 Form 10-Q	31

Total Net Revenues, Constant Currency and Total Net Revenues Growth, Constant Currency

	Three Months Ended September 30,				Year over Year Growth
	2026			2025
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$7,626	$225	$7,851	$7,081	8%	11%
Net other revenue	2,336	65	2,401	2,186	7%	10%
Total net revenues	$9,962	$290	$10,252	$9,267	7%	11%

Net Revenues by Segment
Product Commerce	$8,374	$248	$8,622	$7,980	5%	8%
Developing Offerings	1,588	42	1,630	1,287	23%	27%
Total net revenues	$9,962	$290	$10,252	$9,267	7%	11%

	Nine Months Ended September 30,				Year over Year Growth
	2026			2025
(in millions)	As Reported	Exchange Rate Effect	Constant Currency Basis	As Reported	As Reported	Constant Currency Basis
Consolidated
Net retail sales	$20,846	$666	$21,512	$19,676	6%	9%
Net other revenue	6,476	204	6,680	6,023	8%	11%
Total net revenues	$27,322	$870	$28,192	$25,699	6%	10%

Net Revenues by Segment
Product Commerce	$22,975	$813	$23,788	$22,184	4%	7%
Developing Offerings	4,347	57	4,404	3,515	24%	25%
Total net revenues	$27,322	$870	$28,192	$25,699	6%	10%

Coupang, Inc.	Q3 2026 Form 10-Q	32

Liquidity and Capital Resources
Liquidity
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. Our primary source of liquidity is cash on hand, which is supplemented through various debt financing arrangements and sales of our equity securities. We had total cash, cash equivalents, and restricted cash of $5.5 billion as of September 30, 2026, the majority of which was held by foreign subsidiaries and may not be freely transferable to the United States due to local laws or other restrictions. Additionally, as of September 30, 2026, we had $2.2 billion available under our credit facilities as described below.
The ability of certain subsidiaries to transfer funds or pay dividends to Coupang, Inc. is also restricted due to terms in our credit agreements which require the subsidiaries to meet certain financial covenants, including requirements to maintain a positive net equity balance or having current period income.
As of September 30, 2026 and December 31, 2025, we had stockholders’ equity of $2.8 billion and $4.6 billion, respectively. We may incur losses in the future. We expect that our investment into our growth strategy will continue to be significant, particularly with respect to our Developing Offerings segment, which will continue to focus on our newer offerings and entrance into new geographies, as well as overall expansion of our fulfillment, logistics, and technology capabilities. As part of this expansion to fulfill anticipated future customer demand and planned expansion of services, we plan to acquire and build new fulfillment centers. We have entered into various new construction contracts for capital projects which are expected to be completed over the next two years. These contracts have remaining capital expenditures commitments of $200 million as of September 30, 2026. We expect that our future expenditures for both infrastructure and workforce-related costs will exceed several billion dollars over the next several years.
Changes in our cash flows were as follows:

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Net cash provided by operating activities	$763	$1,691	$(928)
Net cash used in investing activities	$(925)	$(878)	$(47)
Net cash (used in) provided by financing activities	$(920)	$260	$(1,180)
Operating Activities

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Net (loss) income	$(1,337)	$240	$(1,577)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	1,814	1,453	361
Change in operating assets and liabilities	286	(2)	288
Net cash provided by operating activities	$763	$1,691	$(928)
The year-over-year change in operating cash flow was driven by a $1.6 billion decrease to net (loss) income, including $410 million for certain administrative fines that remained unpaid as of September 30, 2026, and $248 million of losses resulting from the Incheon FC Fire. Cash provided by operating activities was also impacted by $461 million of cash payments for income taxes. In addition, changes in working capital included a $264 million decrease in inventory, primarily reflecting the timing of inventory purchases.
Investing Activities
Net cash used in investing activities remained largely unchanged for the nine months ended September 30, 2026.
Financing Activities
The year-over-year change in financing cash flow was primarily attributable to the repurchase of 56.4 million shares of Class A common stock for an aggregate amount of $1.1 billion during the nine months ended September 30, 2026. The change was further driven by a reduction in net proceeds of debt and short-term borrowings of $235 million.
Our Board of Directors has authorized a stock repurchase program for our outstanding shares of Class A common stock. As of September 30, 2026, we had $706 million of availability remaining under the stock repurchase program. Refer to Note 8 — "Supplemental Financial Information" for more information.

Coupang, Inc.	Q3 2026 Form 10-Q	33

We believe that our sources of liquidity will be sufficient to meet our anticipated cash requirements for at least the next twelve months. However, we may need additional cash resources in the future if we find and pursue other opportunities for investment, acquisition, strategic cooperation, or other similar actions, which may include investing in technology, our logistics and fulfillment infrastructure, or related talent. If we determine that our cash requirements exceed our amounts of cash on hand or if we decide to change our capital structure, we may seek to issue additional debt or equity securities or obtain credit facilities or other sources of financing. This financing may not be available on favorable terms, or at all.
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
Revolving Credit Facility
The Revolving Credit Facility provides syndicated, unsecured revolving loans with a total borrowing capacity of up to $1.5 billion. Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the applicable benchmark rate, including but not limited to Term SOFR, plus an applicable margin ranging from 0.75% to 1.25%. The Revolving Credit Facility contains customary affirmative and negative covenants, including certain financial covenants. During the nine months ended September 30, 2026, we borrowed $750 million under the Revolving Credit Facility for general operating purposes. In September 2026, we repaid the $750 million outstanding balance on the Revolving Credit Facility. As of September 30, 2026, there was no balance outstanding on the Revolving Credit Facility.
Other Credit Facilities
During 2026, certain of our Korean subsidiaries entered into new unsecured revolving credit facilities and amended an existing credit arrangement, each with maturity dates in 2027. These facilities are available for general working capital purposes and provide for aggregate borrowing capacity of approximately $661 million. Borrowings bear interest at floating rates ranging from the Korean certificate of deposit rate plus 0.94% to plus 1.55%. These revolving credit facilities contain customary terms and conditions, including certain affirmative and negative covenants. As of September 30, 2026, there were no amounts outstanding under any of these facilities.
During the nine months ended September 30, 2026, certain other subsidiaries entered into various unsecured borrowing arrangements under other revolving credit facilities, all of which mature within twelve months. These credit facilities contain customary affirmative and negative covenants, including certain financial covenants.
Under all other credit facilities, total borrowing capacity at September 30, 2026 was $1.7 billion and aggregate outstanding borrowings totaled $988 million with a weighted average interest rate of 2.87%.
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

Coupang, Inc.	Q3 2026 Form 10-Q	34

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
Interest Rate Risk
As of September 30, 2026, we had cash, cash equivalents, and restricted cash of $5.5 billion. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and do not use any derivative financial instruments to manage our interest rate risk exposure. Our interest rate risk arises primarily from some of our variable rate debt as well as our undrawn revolving credit agreements. Borrowings issued at variable rates expose us to variability in cash flows. Our policy, in the management of interest rate risk, is to structure a reasonable balance between fixed and floating rate financial instruments as well as our cash and cash equivalents and any short-term investments we may hold. The balance struck by our management is dependent on prevailing interest rate markets at any point in time.
Our borrowings generally include lines of credit with financial institutions, some of which carry variable interest rates. As of September 30, 2026, we had $81 million of long-term debt with variable interest rates. An assumed hypothetical 10% change in prevailing interest rates would not have a material impact on our results of operations. Any future borrowings incurred under the Revolving Credit Facility or other revolving credit facilities with variable interest rates would accrue interest at rates subject to current market conditions.
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
Translational
Coupang, Inc.’s functional currency and reporting currency is the USD. The local and functional currency for our Korean subsidiary, Coupang Corp., which is our primary operating subsidiary, is the KRW. Our other subsidiaries predominantly utilize their local currencies as their functional currencies. Increases or decreases in the value of the USD affect the value of these items with respect to the non-USD-denominated businesses on the consolidated financial statements, even if their value has not changed in their original currency. For example, a stronger USD will reduce the reported results of operations of non-USD-denominated businesses and conversely a weaker USD will increase the reported results of operations of non-USD-denominated businesses. An assumed hypothetical 10% adverse change in average exchange rates used to translate foreign currencies to USD would have resulted in a decline in total net revenues of approximately $859 million and $2.4 billion, and an immaterial impact on net income for the three and nine months ended September 30, 2026, respectively.
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

Coupang, Inc.	Q3 2026 Form 10-Q	35

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2026, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were evaluated, under the supervision and with the participation of our CEO and CFO, to assess whether they are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Based on this evaluation, our CEO and CFO have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Coupang, Inc.	Q3 2026 Form 10-Q	36

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
The following table summarizes our stock repurchases for the three months ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions) (1)
July 1 – July 31, 2026	33,267	$17.43	33,267	$906
August 1 – August 31, 2026	6,518,174	$16.28	6,518,174	$800
September 1 – September 30, 2026	6,160,522	$15.26	6,160,522	$706
Total	12,711,963		12,711,963
(1)On May 5, 2026, we announced that our Board of Directors authorized up to $1 billion under a stock repurchase program (exclusive of brokers’ commissions and expenses). We may repurchase shares of Class A common stock from time to time through open market purchases, in privately negotiated transactions, or by other means in accordance with applicable securities laws and other restrictions. The program has no expiration date, and we are not obligated to repurchase any portion of our total authorization.
(2)Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
c) Trading Plans
During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Coupang, Inc.	Q3 2026 Form 10-Q	37

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Provided Herewith	Incorporated by Reference
			Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant.		10-Q	001-40115	3.1	November 12, 2021
3.2	Amended and Restated Bylaws of the Registrant.		8-K	001-40115	3.1	June 27, 2024
31.1	Chief Executive Officer Section 302 Certification	X
31.2	Chief Financial Officer Section 302 Certification	X
32.1*	Chief Executive Officer Section 906 Certification	X
32.2*	Chief Financial Officer Section 906 Certification	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Coupang, Inc.	Q3 2026 Form 10-Q	38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COUPANG, INC. (REGISTRANT)

By:	/s/ Jonathan Lee
Jonathan Lee
Chief Accounting Officer (Principal Accounting Officer)

Dated: November 3, 2026

Coupang, Inc.	Q3 2026 Form 10-Q	39